Form 10-K
period 2007-12-31
PINNACLE ENTERTAINMENT INC
filed 2008-02-29
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13641

PINNACLE ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3667491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3800 Howard Hughes Parkway

Las Vegas, Nevada 89169

(Address of principal executive offices) (Zip Code)

(702) 784-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.05 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.67 billion based on a closing price of $28.15 per share of common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of the close of business on February 25, 2008 was 59,936,681.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive 2008 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.    Business

Pinnacle Entertainment, Inc. (“Pinnacle”) is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. Domestically, we currently operate six casino destinations, we have four other casino developments in various stages of planning and construction, and we are pursuing two other casino development opportunities. In addition, we have several small casino facilities in foreign markets.

Our long-term strategy is to maintain and improve each of our existing casinos; to build new resorts that produce returns above our cost of capital; and to develop the systems to tie all of our casinos together into a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions at reasonable valuations, when and if available.

Highlights of 2007 and early 2008 include the following:

•	A solid year of operating performance, particularly at our three highest-earning properties;

•	The successful opening in December of Lumière Place in downtown St. Louis, Missouri. This was our largest and most ambitious investment to date;

•	Completion of an approximately $67 million expansion project at L’Auberge du Lac, our most profitable casino location;

•	Ongoing construction of our 32-guestroom hotel adjoining our casino in Neuquén, Argentina;

•	Ongoing construction of our River City casino-hotel in south St. Louis County, which we expect to open in mid-2009;

•	Continued planning and design of our casino resort in Atlantic City, including demolition of several buildings on our site;

•	Approval by gaming and municipal authorities in 2007 and by voters in a local referendum in February 2008, permitting construction of our proposed casino-hotel in Baton Rouge, Louisiana;

•	Becoming one of the several finalists for a proposed new gaming complex to be located in Kansas City, Kansas;

•	Continuing development of the technology and infrastructure required to create a national customer-loyalty program; and

•

Issuance of $353 million (net proceeds) of common stock to supplement our equity capital, and the issuance of $379 million (net proceeds) of 7.50% senior subordinated debt to refinance and extend a portion of our debt capital, both to help fund the Company’s development pipeline.

Company Overview

The following is an overview of our properties and related segments as of December 31, 2007:

		Approximate Number of
Locations	Principal Markets	Slot Machines	Table Games	Hotel Rooms
Operating Properties:
Domestic
L’Auberge du Lac, LA(a)	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,600	60	995	(a)
Belterra Casino Resort, IN	Cincinnati and Louisville	1,705	55	608
Boomtown New Orleans, LA(b)	Local patrons	1,435	40	—
Boomtown Bossier City, LA	Dallas/Ft. Worth and local patrons	1,115	30	188
Lumière Place-St. Louis, MO Lumière Place Casino and Hotels(c)	Local patrons and regional tourists	2,000	60	495	(c)
The Admiral Riverboat Casino	Local patrons and regional tourists	845	30	—
Boomtown Reno, NV(d)	Northern California, I-80 travelers and local patrons	945	25	318
International
Casino Magic Argentina(e)	Local patrons and regional tourists	985	50	30	(e)
The Casino at Emerald Bay, The Bahamas	International tourists	65	10	—

Operating Property Total		10,695	360	2,634

New Properties Under Development and/or Construction:
River City, St. Louis, MO(f)	Local patrons and regional tourists	2,300	60	100
Sugarcane Bay, Lake Charles, LA(g)	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,500	50	400
Rivière, Baton Rouge, LA(h)	Local patrons and regional tourists	1,500	50	100
Atlantic City, NJ	New York City, Philadelphia, Baltimore, Washington, D.C., Boston and Buffalo	Not Yet Determined(i)
Potential Future Development Sites:
Kansas City, KS(j)	Local patrons and regional tourists	Not Yet Determined
Central City, CO(k)	Denver	Not Yet Determined

(a)	We opened 208 of the 252 new guestrooms at L’Auberge du Lac in December 2007. All of the guestrooms were available by the end of January 2008, bringing the total number of guestrooms to approximately 995.
(b)	We have announced plans to build a hotel and replace our casino barge at Boomtown New Orleans, and are currently in the design phase of the process.
(c)	We opened the Lumière Place Casino in December 2007. We opened the 200-guestroom Four Seasons Hotel St. Louis and the 294-guestroom HoteLumière (formerly the Embassy Suites Hotel, which has been extensively renovated) in early 2008.
(d)	As of February 2008, we have reduced the number of slot machines at our Boomtown Reno property to approximately 650 slot machines.
(e)	The data in the table represent the combined operations of the several casinos we operate in Argentina. We are in the process of constructing a 32-guestroom hotel that adjoins our casino in the city of Neuquén, which we plan to open in early 2008. For the year ended December 31, 2007, the Neuquén casino comprised approximately 87.9% of revenues of our Argentine operations.
(f)	We expect River City to open in mid-2009, subject to, among other things, final approval of the Missouri Gaming Commission (the “MGC”).
(g)	We are underway with site preparation for our Sugarcane Bay casino-hotel. The project is subject to certain conditions and various approvals.
(h)	On February 9, 2008, the voters of East Baton Rouge Parish approved our casino-resort to be built on real estate that we own or control. The project is subject to certain conditions and various other approvals.
(i)	The specific attributes of our Atlantic City project have not yet been determined, but considering the size of the market and the site, location and cost of our site, this is expected to be significantly larger than any of our existing facilities.
(j)	We are seeking a license for a new gaming entertainment complex to be located on land we have optioned in Kansas City, Kansas. We have one of several proposals for the one license expected to be issued in this jurisdiction.
(k)	We own land and have an option to purchase additional land in Central City, Colorado.

Our Principal Properties

Our largest casino resort is L’Auberge du Lac in Lake Charles, Louisiana, which opened in May 2005. Lake Charles offers the closest full-scale casino-hotel facilities to Houston (the seventh-largest metropolitan statistical area in the United States), as well as the Austin and San Antonio metropolitan areas. Lake Charles is approximately 145 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.

L’Auberge du Lac offers approximately 995 guestrooms and suites, inclusive of our recent expansion. The expansion project, in which we invested approximately $67 million as of the year ended December 31, 2007, includes 252 additional guestrooms (10 of which are new private garden villas), additional retail shops, an expanded pool area and other amenities. The facility also offers several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge du Lac (except the parking garage), and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel tower and other guest amenities. The hotel at L’Auberge du Lac is the largest in Louisiana outside of New Orleans.

L’Auberge du Lac competes with other full-service regional and national casinos, including those in New Orleans, Louisiana, Biloxi, Mississippi, and Las Vegas, Nevada. It also competes with another casino-hotel in Lake Charles; a land-based Native American casino, which is approximately 43 miles east of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana, some of which call themselves “casinos”.

Our Boomtown New Orleans property is the only casino in the West Bank neighborhood, across the Mississippi River from downtown New Orleans. It currently features a dockside riverboat casino, two restaurants, a delicatessen, a 350-seat nightclub, 4,600 square feet of meeting space, an arcade and approximately 1,700 parking spaces. The property opened in 1994.

The West Bank generally did not flood as a result of the levee breaches that occurred in connection with the hurricanes in 2005 and has experienced substantial growth during the regional reconstruction. Responding to the growth within our community, we have been designing a 200-guestroom upscale hotel, the first guestrooms at this property, and other upgrades. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino at L’Auberge du Lac. These projects are estimated to involve an investment of approximately $150 million.

Boomtown New Orleans competes with one other riverboat casino, a racetrack with slot machines, numerous truck stop casinos and a large land-based casino and entertainment facility in downtown New Orleans.

Our southern Indiana property, Belterra Casino Resort (“Belterra”), opened in October 2000, and is located along the Ohio River near Vevay, Indiana, approximately one hour from downtown Cincinnati, Ohio and 80 minutes from Louisville, Kentucky. Belterra is approximately two hours from Indianapolis, which is the third-largest market for Belterra. Management estimates that residents of the Indianapolis metropolitan area account for approximately 10% of Belterra’s casino revenues and approximately 11% of the guests staying at Belterra’s 608-guestroom hotel. The total population within 300 miles of Belterra is approximately 48 million.

Belterra attracts customers by offering amenities that are generally superior to those at competing regional properties, several of which are closer to the population centers than Belterra. Belterra features a large casino and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,750-seat entertainment showroom, retail shops, a swimming pool, a championship golf course designed by Tom Fazio and a full-service spa. The resort provides approximately 2,000 parking spaces, most of which are in a multi-level parking structure.

Belterra currently competes with four dockside riverboats and a casino resort that opened in November 2006 in French Lick, Indiana, approximately 100 miles west of Belterra. In addition, two racetrack casinos plan to open in 2008 in the Indianapolis metropolitan area. Each racetrack is authorized to offer 2,000 slot machines. A major competitor in the Cincinnati area has announced plans to replace its dockside riverboat with a larger gaming facility and expand its parking facilities. There are also proposals to legalize casinos in Ohio and Kentucky.

In August 2007, we added five retail shops. In December 2007, we completed the refurbishment of 11 of the high-end suites at Belterra. In light of the approval in May 2007 of legislation allowing two large slot machine casinos at racetracks in Indianapolis, we postponed indefinitely our planned construction of a 250-guestroom addition at the property.

Our Boomtown Bossier City property in Bossier City, Louisiana, features a regional hotel built around a dockside riverboat casino. The property opened in October 1996 on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes 188 guestrooms, including four master suites and 88 junior suites, four restaurants and approximately 1,860 parking spaces.

In 2006, we acquired a barge that we intend to convert to an arrival facility for guests of our riverboat casino. The arrival facility will adjoin our casino and offer escalators, making it easier for customers to travel among the three levels of our riverboat casino.

Boomtown Bossier City competes with four dockside riverboat casino-hotels and a racetrack slot operation. Current state regulations do not permit table games at the racetrack. Boomtown Bossier City also competes with Native American casinos in southern Oklahoma. Such facilities are approximately one hour north of Dallas and offer both slot machines and table games.

Lumière Place-St. Louis includes our new Lumière Place Casino and The Admiral Riverboat Casino. Lumière Place, which is located in downtown St. Louis, Missouri, offers a 75,000-square-foot casino, a 200-guestroom luxury Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière (formerly the Embassy Suites Hotel, which we have extensively refurbished), seven restaurants, banquet facilities, retail shops and more than 22,000 square feet of convention/meeting space, including a 7,300-square-foot ballroom. The Admiral Riverboat Casino offers approximately 845 slot machines and 30 table games. We own all of the facilities and have entered into a long-term agreement with Four Seasons Hotels Limited to manage our Four Seasons Hotel St. Louis. A group led by famed chef Hubert Keller manages two of our restaurants. Lumière Place is located across from the Edward Jones domed stadium and America’s Center Convention Center and just north of the famous Gateway Arch. A pedestrian tunnel to the America’s Center convention center, the Edward Jones domed stadium and the city’s central business district is expected to open in April 2008. We are currently using approximately nine of the 18 acres that we own in downtown St. Louis for the Lumière Place Casino and Hotels.

In 2005, our affiliate entered into a joint venture agreement with local developers to develop a 10-story luxury condominium project in Laclede’s Landing, near Lumière Place. The joint venture then designed the building, arranged a $19.0 million financing commitment and solicited bids for the building’s construction. The estimated costs of construction turned out to be higher than was originally estimated, while the overall market for residential housing has deteriorated in the interim. As a result, the partners determined that the project would not achieve sufficient returns and our affiliate has terminated the project. Through our affiliate, we have contributed approximately $1.3 million in expenses and our partner has contributed a portion of the project real property. Our affiliate is discussing with the partner and a construction lender regarding dissolving the partnership and the potential transfer of the property to our affiliate’s partner, for reimbursement of $500,000 of the expenses plus the entire purchase price paid by the partnership for the remaining portion of the project real property.

The Lumière Place casinos compete with four other casinos in the St. Louis metropolitan area.

Boomtown Reno is a land-based casino-hotel located approximately 11 miles west of downtown Reno, Nevada, near the California border along Interstate 80. This interstate is the primary east-west interstate highway serving northern California. Boomtown Reno has been operating for more than 40 years.

The property offers 318 guestrooms, which we are planning to refurbish. In addition, the property has three restaurants, a 30,000-square-foot amusement center and approximately 1,300 parking spaces. In addition to the main casino-hotel, the property has a gas station and mini-mart and a 197-space recreational vehicle park.

In the second quarter of 2007, we closed Boomtown Reno’s truck stop to accommodate the construction of a Cabela’s Inc. branded outdoor sporting goods store, which opened in November 2007. We sold approximately 28 acres of land to Cabela’s Inc. in 2006. In the future, we have entitlements to construct a new satellite casino and travel plaza to be built on approximately 23 acres at a different location on the property’s 490 acres of available land. We continue to evaluate other opportunities to develop, sell or otherwise monetize our remaining excess available land.

Historically, Reno has been a drive-in gaming market that attracted visitors from northern California. Our facility also caters to travelers along Interstate 80 and local customers. Since mid-2003, new and expanded Native American casino facilities have opened in California that compete for business with Reno gaming properties. These California casino facilities are significantly closer to several primary customer markets than Boomtown Reno and have had an adverse effect on Boomtown Reno’s performance. Although such competition is likely to continue to expand, we believe that Northern California is now a less important market for Boomtown Reno than it was previously.

Casino Magic Argentina consists of one large and several small casinos in the Patagonia region of Argentina. The principal Casino Magic Argentina property, in the city of Neuquén, opened in July 2005 and replaced a leased facility that had operated for over 20 years. Casino Magic Neuquén includes a large, first-class casino, a restaurant, several bars and an entertainment venue on approximately 20 acres of land. We are constructing a 32-guestroom hotel, consisting of 15 large guestrooms and 17 suites, adjoining our casino. We anticipate investing approximately US$13 million in the hotel project, which is being funded through the property’s existing cash balances and operating cash flows.

We have certain exclusive rights to operate casinos in the principal cities of the Province of Neuquén. Our exclusivity rights in Neuquén should be extended from 2016 to 2021 upon the opening of our new hotel and inspection and approval of the hotel by the local gaming commission. In the Province of Río Negro, there is a casino approximately 10 miles from our principal Neuquén operations.

The Casino at Emerald Bay is a boutique casino adjoining the Four Seasons Resort at Emerald Bay on the picturesque island of Great Exuma in The Bahamas. Our casino opened in May 2006 and is the first and only casino on the island.

Financial information about segments and geographic areas is incorporated by reference from Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

New Properties Under Development and/or Construction

We are building a casino-hotel called River City in south St. Louis County, Missouri, which we expect to open in mid-2009. River City is located just south of the confluence of the Mississippi River and the River des Peres in the community of Lemay, one of the most densely populated areas in the St. Louis region. The first phase of the River City project is planned to include a gaming and multi-use facility and several restaurants at an estimated cost of $375 million. The second phase for the River City project is expected to include a hotel with a minimum of 100 guestrooms, as well as other amenities to be determined at a later time, at an estimated cost of $75 million. The River City casino-hotel is located on approximately 56 acres of land we control under a long-term lease from St. Louis County. The opening of River City is subject to approval of the MGC.

In June 2007, the Louisiana Gaming Control Board (the “LGCB”) approved the architectural plans for our proposed Sugarcane Bay casino resort to be built adjacent to our L’Auberge du Lac facility, which site was approved by voters of Lake Charles, Louisiana in November 2006. The project will utilize one of the two gaming entities we acquired from Harrah’s Entertainment, Inc. (“Harrah’s”) in 2006. One of the conditions to our license requires a minimum project investment of $350 million. Our plans for Sugarcane Bay include a floating, single-level dockside casino similar to that of L’Auberge du Lac and a 400-guestroom hotel, to be built on approximately 234 acres of land being leased from the Lake Charles Harbor and Terminal District. Included in the 234 acres of land we leased in January 2008 are 50 acres that we purchased for $5.0 million, though we have not selected the particular location of the acreage purchased. We will designate the location of those 50 acres in connection with the opening of Sugarcane Bay. Our Sugarcane Bay project is subject to various zoning and permitting requirements and approval of the LGCB.

In addition, we have acquired approximately 56 acres of land adjacent to our Sugarcane Bay and L’Auberge du Lac properties for possible future development.

On September 18, 2007, the LGCB approved our architectural plans for our planned $250 million casino-hotel resort named Rivière in Baton Rouge, Louisiana. Rivière will use the other gaming entity acquired from Harrah’s. We own approximately 517 acres of land and we are a majority co-owner of an additional 58 acres of land, approximately 10 miles south of downtown Baton Rouge, Louisiana. We are actively seeking the partition of such co-owned acreage with the third-party minority owner. On February 9, 2008, the voters of East Baton Rouge Parish approved this location for a casino as required under state law. The project is subject to certain conditions and various other approvals. Baton Rouge is currently believed to rival New Orleans as the largest city in Louisiana and has experienced significant growth in recent years, both before and particularly after the effects of the 2005 Hurricane Katrina on the nearby New Orleans region. We are currently in the design phase of this project.

In November 2006, we purchased entities that owned a former casino site and an adjoining parcel in Atlantic City, New Jersey, which included the former Sands Casino Hotel. The aggregate purchase price paid at closing for the former casino site and additional property, other assets, tax benefits and working capital items of the entities was approximately $275 million. We paid an additional $10.1 million in the first quarter of 2007, following settlement of a property tax matter that resulted in a like amount of property tax credits being available to us in future years. In early 2008, we acquired or agreed to purchase an additional four acres. In the aggregate, the Atlantic City site comprises approximately 22 contiguous acres at the heart of Atlantic City, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park.

We began site preparation work in 2007, including the implosion of the former Sands Casino Hotel and other structures on the site. We continue to plan and design our Atlantic City project, which for a resort of this size is expected to take at least two to three years from the date of our acquisition of the site in November 2006. The construction will then require approximately three to four additional years to complete with an anticipated opening date no earlier than 2012, subject to various regulatory approvals. This casino project is intended to be among the largest and most spectacular resorts in the region. While we have not yet determined the final scope or overall design of the new project, we estimate that its size and our investment will be substantially larger than those at any of our other facilities.

Potential Future Development Sites

In December 2007, the Unified Government of Wyandotte County/Kansas City, Kansas (the “Unified Government”) endorsed our plan as one of three proposals sent on to state officials for consideration for selection to build and operate the one free-standing casino to be permitted in the county under legislation passed in 2004. Besides these three, there are other competing proposals under consideration for the same license. On December 31, 2007, our subsidiary signed a development agreement with the Unified Government outlining our obligations if we are selected by the State. We believe that the other two proposals endorsed by the Unified Government signed similar development agreements. If we are chosen as the licensee, we intend to invest $650 million in the project, which, at a minimum, will include the construction of (a) a gaming and multi-use facility;

(b) a 500-guestroom hotel; (c) a combination retail, commercial and/or entertainment facility; (d) a convention center; and (e) a central water feature connecting the gaming facility with the Schlitterbahn Vacation Village resort and water park now under construction. The project is anticipated to be substantially completed approximately 36 months after the occurrence of the latter of (i) the Lottery Gaming Facility Management Contract becoming effective or (ii) the resolution of the pending lawsuit relating to the constitutionality of the Kansas Expanded Lottery Act. The State of Kansas is expected to choose the licensee during 2008.

In August 2006, we purchased approximately one and one-half acres of gaming-zoned land in Central City, Colorado, which is approximately 40 miles from Denver, Colorado. We have an option to purchase an additional six acres of adjoining, non-gaming zoned land. We believe our Central City land is the most conveniently located gaming-zoned site for Denver customers.

Asset Sales and Other

Casino Magic Biloxi and Related Insurance Matters:    In November 2006, we completed the sale of our Casino Magic Biloxi site and certain related assets for approximately $45.0 million in cash to Harrah’s concurrent with our purchase, for $70.0 million in cash, of the entities that owned and operated Harrah’s Lake Charles. The physical property we sold was severely damaged by Hurricane Katrina in August 2005 and the facility had not reopened. We have filed an insurance claim and a lawsuit related to such claim for our losses associated with the casino-hotel previously operated at the site, which claim was retained by us in the sale and is the subject of pending litigation with several excess carriers. We have received $105 million from our insurers through December 31, 2007 and expect to receive an additional approximately $36.8 million in March 2008 pursuant to a settlement agreement with one of the three remaining carriers. Our suit against the two other carriers seeks recovery of substantial additional amounts under our claim.

Card Club Sales:    In July 2006, we completed the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club for net cash proceeds of approximately $24.2 million plus the cancellation of our lease obligation. In April 2006, we completed the sale of our Crystal Park Casino card club for net cash proceeds of approximately $16.5 million.

Merger Termination Proceeds:    In March 2006, we entered into an agreement to acquire Aztar Corporation (“Aztar”) for $38.00 per share, subject to approval by Aztar’s shareholders. Pursuant to the agreement, Aztar’s board of directors was permitted to evaluate and recommend to its shareholders any unsolicited, superior proposals from qualified entities in accordance with its fiduciary duties. During April and May 2006, Aztar received several proposals that its board of directors deemed to be superior to ours. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54.00 per share. Aztar’s board of directors then terminated its merger agreement with us and made a merger termination fee payment of $78 million, of which we retained $44.7 million net of fees and expenses.

Financing Overview

In January 2007, we completed the public offering of 11.5 million newly issued shares of common stock (including over-allotment shares) at $32.00 per share, resulting in net proceeds to us of approximately $353 million after underwriters’ fees and expenses.

In June 2007, we issued $385 million aggregate principal amount of new 7.50% senior subordinated notes due 2015 (the “7.50% Notes”). The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $379 million. In connection with the sale of the 7.50% Notes, we entered into a registration rights agreement with the initial purchasers of the 7.50% Notes. Under the registration rights agreement, we have agreed to file a registration statement with respect to an offer to exchange the 7.50% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, no later than March 31, 2008. In addition to retiring our then-outstanding term loan, we used a portion of the proceeds of the 7.50% Note issuance to purchase $25.0 million in principal amount of our 8.25% senior subordinated notes due 2012.

We currently have a $625 million revolving credit facility that matures in December 2010, $350 million of which is currently available under our most restrictive bond indenture. The revolving credit facility is part of the second amended and restated credit facility that we entered into in December 2005 and later amended (the “Credit Facility”). Of the amount currently available under our revolving credit facility, $161 million is currently utilized, including $140 million borrowed in late 2007 and early 2008 and $21.2 million of letters of credit issued. Interest on the borrowings currently accrues at a LIBOR rate plus a margin of 1.50%. The 30-day LIBOR rate as of December 31, 2007 was 5.21%.

The capital markets have deteriorated significantly over the past year. Well-publicized issues in the subprime residential loan and other debt markets, as well as fears of a possible recession have caused interest rates for most corporate borrowers to escalate sharply. This is despite the fact that the Federal Reserve Bank has reduced the discount rate for government funds available to commercial banks and yields on long term government securities have fallen to below the current pace of inflation.

These issues were exacerbated in the gaming industry by a number of leveraged buyouts of gaming companies, resulting in the issuance of substantial amounts of gaming loans and high-yield debt at a time when the demand for such paper was declining.

This has affected the trading prices of most gaming securities. The bonds issued by us in June 2007 have a 7.50% coupon and were priced to yield 7.75% to maturity. These bonds were recently believed to be trading at a price of approximately 75% of par, which implies a yield to maturity of approximately 13%. Management believes that such increases in yield are consistent with those of the debt securities of most casino companies. This has also had an impact on the equities of most casino companies, as high yielding debt securities make an attractive alternative to equity investments and the higher yields, if they persist long term, could result in higher borrowing costs and therefore lower equity returns.

The cost of new capital for us would be much more expensive today than it was a year ago. We, however, believe we have significant resources to fund a portion of our planned growth before turning to the currently unfavorable capital markets. These include internally generated cash flow, excess cash-on-hand, anticipated proceeds from the hurricane insurance claims and potential sales of assets. We also have the revolving credit facility mentioned above.

Our ability to borrow under the Credit Facility is currently limited by our indentures governing our 8.75% senior subordinated notes due 2013 (the “8.75% Notes”), and our 8.25% senior subordinated notes due 2012 (the “8.25% Notes”). Our 8.75% Notes become callable in October 2008 and currently restrict usage of our Credit Facility to $350 million. Our 8.25% Notes become callable in March 2008 and currently restrict usage under the Credit Facility to $475 million. Our indenture governing the 7.50% Notes permits borrowing of senior indebtedness of up to $1.5 billion.

We believe that we could probably refinance our 8.75% Notes and 8.25% Notes currently, but the cost to do so would be much higher in the current capital markets than the cost to leave such bonds outstanding. This could be partially offset by the ability to access the relatively lower-cost bank facility. We are carefully monitoring our cash needs and the capital markets to determine whether it is necessary, feasible, and economically advantageous to refinance our more restrictive debt instruments.

We have a diverse portfolio of growth and expansion projects. It requires several years to design, build and open a major casino hotel project. Capital expenditures in the early years are relatively small, as the development activities involve principally land acquisition, entitlements (including gaming entitlements), and fees for architecture and design. Management estimates that approximately 75% of a project’s total cost is invested in the final 25% of a project’s development timeline. Typically, this involves the major construction of the building itself and the acquisition and installation of the expensive finishes and equipment that are necessary for a high-quality casino hotel.

Our portfolio of projects currently includes one project, River City, which is in the early stage of construction. Management is fairly confident that such project can be completed with our existing resources. We also are planning to commence construction within the next few months of Sugarcane Bay and are evaluating our financial resources prior to such commencement.

Voters in East Baton Rouge Parish recently approved our planned project for Baton Rouge and we are now proceeding to prepare architectural drawings and are seeking zoning and similar approvals. We do not expect to be prepared to begin construction until sometime in 2009. Management’s expectations for returns in this market are high enough that it would make sense to proceed with this project, even if the funds had to be obtained in unfavorable market conditions. The same is true for our proposed casino in Kansas City, Kansas. There is a substantial period of time and significant entitlement issues (particularly in Kansas, where our proposal is one of several proposals for the license) that must be resolved before these projects can begin construction. Management is cautiously optimistic of improvement in the credit markets before funding of such projects is necessary, although there is no certainty that this will be the case.

We also have several other projects in various stages of design and development. In management’s judgment, several of these projects do not have anticipated returns that would justify construction if the long term cost of capital for us were to remain where it appears to be today.

Accordingly, construction of these projects may not occur if capital markets do not improve, or at a minimum, may be delayed until capital markets do improve.

Projects are being developed under development agreements and conditions with government agencies. There are financial penalties related to the River City development agreement, if it is not completed in a timely fashion. Likewise, we have a development agreement in Kansas City, which becomes effective if we are selected by the State of Kansas to develop a casino. Failure to complete the Sugarcane Bay and Baton Rouge casinos, in accordance with the conditions established by the LGCB, could result in forfeiture of the valuable gaming licenses.

Some of these projects, notably Atlantic City, are still early in the design phase. If the current credit cycle follows recent financial market history, then management would expect market conditions to improve by the time we would be prepared to begin construction. Hence, we have continued the design and planning process for such projects. We cannot give any assurance that market conditions will improve in that time frame.

Competition

We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in states adjacent to such states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Kentucky, Oklahoma, California, Pennsylvania or New York, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations.

Government Regulation and Gaming Issues

The ownership and operation of gaming facilities are subject to extensive state and local regulation. The states and localities in which we and our subsidiaries conduct gaming operations require us to hold various licenses, findings of suitability, registrations, permits and approvals. The various gaming regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Government of the Province of Neuquén, Argentina and The Gaming Board of The Bahamas, may, among other things, limit, condition, suspend, revoke or fail to renew a license or approval to own any of the gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved. Holders of our securities are also subject to additional requirements regarding the ownership and disposition of their securities.

To date, we and our subsidiaries have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, there can be no assurance that we and our subsidiaries will be able to obtain any new licenses, findings of suitability, registrations, permits and approvals that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of gaming operations in the existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time-consuming and costly and offers no assurance of success.

For a more detailed description of gaming regulations to which we are subject and the licenses pursuant to which we operate our facilities, see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

Employees

The following is a summary of our work force by segment at December 31, 2007, some of which are part-time employees:

Property	Approximate Number of Employees
L’Auberge du Lac	2,255
Lumière Place-St. Louis	1,885
Belterra Casino Resort	1,176
Boomtown New Orleans	837
Boomtown Bossier City	784
Boomtown Reno	644
International	778
Corporate and other (1)	231

Total	8,590

(1)	Corporate and other includes certain development project employees.

As of December 31, 2007, we are continuing to negotiate a collective bargaining agreement with approximately 149 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.

Other Information

Pinnacle Entertainment, Inc. is the successor to the Hollywood Park Turf Club, which was organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. and in February 2000, we became Pinnacle Entertainment, Inc.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior uses of our development sites. Our River City project site, for example, was heavily used for industrial purposes and we have remediated the site as part of the project. Our Atlantic City site has buildings that we are demolishing, some of which may contain asbestos that we are removing. Our Central City site was once used to dump tailings from gold-mining operations and is believed to have subterranean mining tunnels. In Reno, we have remediated the site where our former truck stop was located. Our project budgets typically include amounts expected to cover the remediation work required.

We experience significant fluctuations in our quarterly operating results due to seasonality and other factors. Historically, the summer months are our strongest period and the winter months are our slowest period.

We pay significant taxes in the communities in which we operate. In 2007, we paid or accrued $228 million in gaming taxes, $19.4 million in payroll taxes, $10.6 million in property taxes, and $4.0 million in sales taxes during the year. Setting aside income taxes, we paid or accrued $262 million for taxes paid to state and local authorities in 2007.

Executive Officers of the Registrant

The persons serving as our executive officers as of February 29, 2008, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Daniel R. Lee	Chairman of the Board of Directors and Chief Executive Officer
Wade W. Hundley	President
Stephen H. Capp	Executive Vice President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Alain Uboldi	Chief Operating Officer

Directors of the Registrant

The following table lists our directors, their principal occupations and principal employers, as of February 29, 2008:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Daniel R. Lee	Chairman of the Board of Directors and Chief Executive Officer of Pinnacle
Stephen C. Comer	Retired Accounting Firm Managing Partner
John V. Giovenco	Retired Gaming Executive
Richard J. Goeglein	Owner, Evening Star Hospitality, LLC (Hotel Development, Ownership & Management), Former Gaming Executive
Ellis Landau	Retired Gaming Executive
Bruce A. Leslie	Of Counsel to Armstrong Teasdale LLP (law firm)
James L. Martineau	Private Investor
Michael Ornest	Private Investor
Lynn P. Reitnouer	Partner, Crowell, Weedon & Co. (Stock Brokerage Firm)

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed or furnished to the Securities and Exchange Commission (“SEC”), through our internet website, www.pnkinc.com. Our filings are also available through a database maintained by the SEC at www.sec.gov.

Item 1A.    Risk Factors

An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business.

Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. We also face other risks and uncertainties beyond what is described below. This Annual Report on Form 10-K is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

Our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects, to the extent such projects are undertaken, will require us to raise substantial amounts of money from outside sources. In the near term, the availability of financing may be constrained by current disruptions in the credit markets.

We are currently engaged in and have planned expansions and development projects that would require substantial amounts of capital. We are currently constructing River City, are planning to begin construction of Sugarcane Bay in 2008, construction of Rivière in 2009, and have expansion and improvement projects at several of our existing facilities, including Boomtown New Orleans, Boomtown Reno and Boomtown Bossier City. These projects have an expected aggregate investment of more than $1.2 billion, of which we have invested approximately $56.4 million through December 31, 2007. In addition, our proposed Atlantic City project is expected to require a very substantial additional investment. We have been endorsed for a new casino resort in Kansas City, Kansas by that area’s Unified Government. If we are chosen as a licensee by the Kansas Racing and Gaming Commission, we expect to invest approximately $650 million in our Kansas City project. We may also consider additional small-scale and large-scale projects as such opportunities arise. Accordingly, we expect that the total cost of our development and expansion projects over the next several years will be several billion dollars. While we will endeavor to stage development and construction of these projects over several years, our proposed projects could strain our financial resources.

In order to fund most of these projects, we will need to access the capital markets since the capital required for these projects exceeds our available financial resources. As a result of the turmoil in the credit markets, the availability of debt financing is constrained, expensive and potentially unavailable. We cannot accurately predict when or if the credit markets will return to more normalized conditions. If the current debt market environment does not improve, we may not be able to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the necessity to access the capital markets on less than favorable terms, may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain additional equity financing. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from the recent historical levels. We may choose to cancel or delay projects rather than issue equity at these levels. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the returns of investing in our securities.

Our ability to obtain bank financing or to access the capital markets for future debt or equity offerings may also be limited by our financial condition, results of operations or other factors, such as our credit rating or outlook at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. As we seek financing for our development projects, we will be subject to the risks of rising interest rates and other factors affecting the financial markets. Moreover, if we obtain additional funds by issuing equity securities or securities convertible into equity securities, dilution to stockholders may occur. In addition, preferred stock could be issued in the future without stockholder approval and the terms of the preferred stock could include dividend, liquidation, conversion, voting and other rights that are more favorable than the rights of the holders of our common stock.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities.

We cannot assure you that, if and once completed, the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate or expected return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any.

Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital, even as the shortfall increases the need to raise capital.

Many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Several of the buildings being built by us are high-rise structures, introducing additional risks related to heights and cranes. Our development and expansion projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	disputes with contractors;

•	construction at our existing properties, which could disrupt our operations;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis; and

•

requirements or government established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost.

Increases in the cost of raw materials for construction, driven by worldwide demand, higher labor and construction costs in urban areas such as St. Louis or Atlantic City and other factors, may cause price increases beyond those anticipated in the budgets for our development projects. Furthermore, the cost of construction in areas of the Gulf Coast that were affected by the hurricanes may rise due to demand for construction material and labor in such locales. Any shortages in materials or labor in such areas could prolong the construction period and increase the cost of our development projects in that area.

Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured.

It is uncertain whether any project will be completed on time or within established budgets. Significant delays or cost overruns related to our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. There are also certain tax incentives for construction in hurricane damaged areas that require completion of new facilities by certain dates. There is no certainty that such dates will be met. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion notwithstanding the existence of any guaranteed maximum price construction contracts.

In November 2007, we entered into a guaranteed maximum price contract for our Sugarcane Bay project. Pursuant to the terms of the contract, the general contractor is required to submit a proposal to us for the guaranteed maximum price in the near future. In the event that we and the general contractor are unable to agree upon the guaranteed maximum price, then we can either change the scope and scale of the work or terminate the contract. The contract must be approved by the LGCB.

In addition, we have not yet entered into a guaranteed maximum price contract with a general contractor with respect to our River City project. We have begun foundation work acting as our own general contractor and are utilizing a qualified sub-contractor. We anticipate completing the working drawings and entering into a guaranteed maximum price contract with a general contractor for the balance of the construction prior to completion of the foundations. Although it is our preference to enter into guaranteed maximum price construction contracts on major construction projects with general contractors when it is commercially reasonable to do so, we may build some or all of our future projects without entering into such construction contracts with general contractors.

Development of our Atlantic City site presents many risks, and we may not realize the financial and strategic goals that are contemplated from the development.

In November 2006, we completed our purchase of the entities that own the Atlantic City site. We continue to develop and design our Atlantic City project, which for a resort of this size is expected to take at least two to three years from the date of our acquisition of the site. The construction will then require approximately three to four additional years to complete. Concurrently, we are preparing the site for the future casino resort, including the late October 2007 implosion of an old casino-hotel structure. The new casino-hotel is planned to be among the largest and most spectacular resorts in the region. While we have not yet determined the scope or overall design of the new project, we estimate that the size and the cost of the new casino-hotel will be substantially greater than anything we have built previously.

The risks we may face in the development of our Atlantic City site include:

•

We will face significant competition in the Atlantic City market. There are numerous casinos already in Atlantic City and casinos are now operating in Pennsylvania and New York. Legalization or expansion of gaming in other nearby jurisdictions could provide additional competition for casinos in Atlantic City;

•

Our development of the Atlantic City site is planned to be of a larger scale than any we have undertaken. It will be subject to significant risks and contingencies, including those relating to construction and financing. We may not complete the development on time, within budget, or at all, which could exacerbate the risks associated with such development;

•

Completion of the Atlantic City project would likely involve the incurrence of substantial amounts of additional indebtedness, which will increase the risks associated with our current level of indebtedness. Until the development is complete, a process that is estimated to take several years, we will not have any revenue relative to this investment. Accordingly, during construction, we will incur substantial amounts of indebtedness for the development without additional revenue to contribute to the servicing of such indebtedness until the new facility opens;

•	If we complete the development, the results of operations at our new Atlantic City casino may not meet our expectations or those of investors in our securities; and

•

We must obtain approvals and a license from the New Jersey Casino Control Commission in order to operate the casino and it is uncertain whether such approvals and license will be obtained, or that they will be obtained on a timely basis.

The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.

We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. In 2008, two racetracks in metropolitan Indianapolis are each expected to begin operating 2,000 slot machines.

In Pennsylvania, a total of five “racinos” and one stand-alone slot machine facility opened in 2006 and 2007. In addition, one “racino” is scheduled to open in 2008 and four stand-alone slot machine facilities are scheduled to open in 2009 and 2010. Each of these facilities will provide additional competition for our Atlantic City project.

Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Illinois, Kentucky, Oklahoma, California, Delaware, Pennsylvania, West Virginia, New York or northern New Jersey and the development or expansion of Native American casinos in our markets.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. In 2006, legislation to add more than 30,000 slot machines at seven racetracks in Ohio was rejected by the voters of Ohio. In 2007, voters in West Virginia approved table games at racetracks in the Ohio, Hancock and Kanawha counties, but rejected a similar proposal in Jefferson County. In 2007, Indiana approved 2,000 slot machines at each of two racetracks in the Indianapolis area. In 2007, the Governor of Kansas signed legislation approving four state-owned casinos and up to 2,800 slot machines to be divided among three racetracks. We submitted two proposals for a new gaming entertainment complex to be located in Kansas City, Kansas and received an endorsement from the Unified Government for one of the proposals. We are one of several companies vying for the one gaming license anticipated to be issued in Northeastern Kansas. We expect similar proposals to legalize or expand gaming will be made in the future in various states and it is uncertain whether such proposals will be successful.

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

We may not meet the conditions for the maintenance of the licenses that we plan to utilize for our Sugarcane Bay and Rivière projects.

In 2006, we completed the acquisition from Harrah’s of two entities that own certain Lake Charles, Louisiana gaming assets, including two licensed riverboat casinos, each with an associated gaming license. One of these licenses will be used in connection with our Sugarcane Bay facility and the other license will be used in connection with our planned Rivière facility. The LGCB has established numerous conditions for use of each of these licenses, including development of Sugarcane Bay on the site adjacent to L’Auberge du Lac and development of Rivière in Baton Rouge, which, if not satisfied, could result in forfeiture of such licenses. While we expect to fulfill all conditions set by the LGCB, it is uncertain whether we will be able to do so or that the LGCB would agree to make any amendments that might be necessary. Forfeiture of one or both licenses could adversely affect our plans for the Louisiana gaming market.

Our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations.

In June 2007, we issued $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, using a portion of the proceeds to retire our $275 million term loan within our Credit Facility and a portion to purchase $25 million in principal amount of our outstanding 8.25% senior subordinated notes due 2012. As of December 31, 2007, we had indebtedness of approximately $841 million, including $50 million drawn on the revolving credit facility, $275 million in aggregate principal amount of our 8.25% senior subordinated notes due 2012, $135 million in aggregate principal amount of our 8.75% senior subordinated notes due 2013, and $385 million in aggregate principal amount of our 7.50% senior subordinated notes due 2015. Our Credit Facility is comprised of a $625 million revolving credit facility, of which we are limited to $350 million under the terms of the indenture governing our 8.75% senior subordinated notes (which limitation is $475 million under terms of our 8.25% senior subordinated notes). As of February 25, 2008, of the $350 million available for use under our revolving credit facility, we have drawn down $140 million and $21.2 million was utilized under various letters of credit. Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our Credit Facility and to incur substantial additional indebtedness.

While we believe that we have sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, it is uncertain in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

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

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;

•	incurring higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	restricting our activities compared to those of competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, which a failure to comply with could result in an event of default.

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

Our borrowings under our revolving credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. We currently have no such interest rate hedges. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same. This may only be partially offset by earning higher rates of interest on our surplus cash balances. Additionally, our operation of Casino Magic Argentina exposes us to foreign exchange rate risk from adverse changes in the exchange rate of the dollar to the Argentine Peso. The Bahamian dollar has been pegged to the U.S. dollar for many years. If, however, this should change, then we would also be exposed to foreign exchange risk from our Bahamian casino.

The terms of our credit facility and the indentures governing our subordinated indebtedness impose operating and financial restrictions on us.

Our Credit Facility and the indentures governing our 7.50%, 8.25% and 8.75% senior subordinated notes impose various customary covenants on us and our subsidiaries, including, among others, reporting covenants, incurrence covenants, covenants restricting our ability to make certain investments or other restricted payments, covenants to maintain insurance and comply with laws, covenants to maintain properties and other covenants customary in senior credit financings and indentures. In addition, our Credit Facility requires that we comply with various financial covenants, including an interest coverage and debt to operating cash flow ratios, and capital spending limits. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

Economic and political conditions, including slowdowns in the economy, and other factors affecting discretionary consumer spending may harm our operating results.

The strength and profitability of our business depends on consumer demand for casino-hotel resorts and gaming in general and for the type of amenities we offer. A general downturn in economic conditions, changes in consumer preferences or other factors affecting discretionary consumer spending, including general or regional economic conditions, disposable consumer income, fears of recession and consumer confidence in the economy, could harm our business. An extended period of reduced discretionary spending and/or disruptions or declines in travel could significantly harm our operations.

Our stock price has been and may remain volatile, and the value of our common stock may decline as a result of this volatility.

The market price of our common stock has been in the past, and may be in the future, subject to wide fluctuations in response to factors such as:

•	variations in quarterly operating results;

•	lower-than-expected results from the openings of our new facilities;

•	announcements, by us or our competitors, of acquisitions, strategic partnerships, joint ventures or capital commitments;

•	speculation about takeover or acquisition activity;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in recommendations or financial estimates by securities analysts;

•	loss or threat of loss of material gaming licenses or failure to obtain new approvals and licenses required for our projects;

•	the granting of new gaming licenses to our competitors, whether in our markets or in adjacent gaming markets;

•	conditions and trends in the gaming industry, including new state regulation or taxes enacted by state legislatures;

•	general conditions in the economy;

•	the receptivity of the capital markets to any future financings; and

•

the other risk factors described in or referred to in this “Risk Factors” section as well as the “Private Securities Litigation Reform Act” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” sections of this Annual Report on Form 10-K.

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

Damage and closures caused by Hurricane Katrina in the New Orleans area make our future operating results at Boomtown New Orleans less predictable.

The damage caused by the hurricanes in the Gulf Coast and the New Orleans metropolitan area, including damage to roads, utilities and residential and commercial buildings, has affected the local gaming markets. Some of our competitors have chosen to exit the hurricane-damaged areas and some have chosen to reenter such markets on a grander scale and rebuild their facilities with significant capital investments. Tourism in the region is generally believed to be below pre-hurricane levels and may never return to such levels. As a result, future operating results at casinos in the region have been less predictable.

Issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption.

We are currently in litigation with two insurance carriers regarding our right to recover further insurance proceeds from the damage to Casino Magic Biloxi, which was closed as a result of Hurricane Katrina and which we have now sold. In April 2006, we filed a claim for $347 million for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. We have since revised our estimate of the value of our insurance claim, before consideration of any litigation claim for interest or bad-faith damages, to approximately $297 million. Such insurance claim includes approximately $171 million for property damage, approximately $120 million for business-interruption loss and approximately $5.7 million for emergency, mitigation and demolition expenses. We have received $105 million in advances as of December 31, 2007 towards our insurance claim and have reached a recent settlement with one insurance carrier for an additional approximately $36.8 million. We continue to litigate with the two remaining defendant insurance carriers regarding our right to recover further insurance proceeds with respect to our claim. It is uncertain whether our damage claim will be sustained or whether we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or whether we will be paid on a timely basis. Some of our insurance carriers have indicated to us that their estimate of the total loss is approximately $176 million. The recent settlement implies a negotiated level of loss less than the claimed amount of $297 million, but we have preserved all of our rights to pursue our full claim, plus interest, bad-faith and punitive damages against the two remaining insurance carriers that have withheld payment. We participated in a mediation with two of our three insurance carriers in September 2007; the recent settlement was reached with one of such insurance carriers. We recently agreed to attempt mediation with the third insurance carrier. While we believe it is unlikely that we will reach a mediated settlement, the mediator is continuing to try to help us and the two remaining insurance carriers reach a consensus.

Recent natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana and Mississippi. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms as well as other losses are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe Occurrence coverage was $400 million per occurrence. Our coverage for a Named Windstorm today is $200 million per occurrence, with a deductible of 5% of stated values. Above this $200 million limit, we have an additional $200 million of coverage per occurrence, but excluding Named Windstorms. If any of our properties suffer a Named Windstorm, any damages in excess of the coverage limits will likely be borne by us. A Weather Catastrophe Occurrence is defined in the 2005-2006 policies as “all loss or damage occurring during a period of 72 consecutive hours, which is caused by or results from a storm or weather disturbance, which is named by the National Weather Service or any other recognized meteorological authority. Storm or weather disturbance includes all weather phenomena associated with or occurring in conjunction with the storm or weather disturbance, including, but not limited to flood, wind, hail, sleet, tornadoes, hurricane or lightning.” A Named Windstorm is defined in the 2007-2008 policies as “the direct action of wind including wind driven rain, storm surge and resulting waves, tide or tidal water, tsunami, rapid accumulation of surface waters, or the rising (including overflow of breaking of boundaries) of lakes, reservoirs, rivers, streams or other bodies of water that has been declared by the National Weather Service to be a Hurricane, Typhoon, Tropical Cyclone or Tropical Storm.”

We operate in a highly taxed industry and may be subject to higher taxes in the future.

In most gaming jurisdictions, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

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

We could lose the right to pursue our River City project if we fail to meet the conditions imposed by the Missouri Gaming Commission.

We have entered into a lease and development agreement with St. Louis County Port Authority with respect to our River City project. The St. Louis County Port Authority may terminate the lease and development agreement under certain instances. Under the lease and development agreement, if we fail to complete the applicable project in accordance with its terms, we will owe monetary penalties and liquidated damages and could lose the right to continue to pursue such project, irrespective of the substantial investments made to date.

One of our subsidiaries was selected by the MGC to proceed for licensing for the operation of the River City casino. The issuance of the operating license is subject to, among other requirements: (i) the completion of construction of the facility by a certain completion date; (ii) the construction of a road for access to the facility by a certain completion date; (iii) maintaining an interest coverage ratio (as defined by the MGC) of at least 2.0x; (iv) compliance with the statutory requirements regarding riverboat gaming, including the requirement that the casino is located within 1,000 feet of the Mississippi River; and (v) the suitability of Pinnacle and its key persons as defined by Missouri law. The issuance of the operating license is in the discretion of the MGC. Although our subsidiary was selected by the MGC to proceed for licensing, it is uncertain whether the license will ultimately be granted. We have invested a significant amount of capital in this project, which may be lost or difficult to recoup in the event that the license is not ultimately granted to us by the MGC.

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the New Jersey Casino Control Commission, the Government of the Province of Neuquén, Argentina and The Gaming Board of The Bahamas may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, it is uncertain whether we will be able to obtain any new licenses, registrations, permits, approvals and findings of suitability that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of our gaming operations in our existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly and has no assurance of success.

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

From time to time, legislators and special-interest groups have proposed legislation that would restrict or prevent gaming operations. Changes in regulations affecting the casino business can affect our existing or proposed operations. For example, on February 7, 2007, the city council of Atlantic City passed an ordinance prohibiting smoking in 75% of the gaming areas in Atlantic City casinos. This placed casinos in Atlantic City at a competitive disadvantage to certain casinos in Pennsylvania and New York and on tribal lands in Connecticut. Similarly, the city of Neuquén banned smoking in our Neuquén casino in Argentina, which ban does not apply to our competition in neighboring Rio Negro, Argentina. This has negatively affected our business. Other restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in income.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

A majority of our revenues are attributable to slot machines at our casinos. It is important for competitive reasons that we offer the most popular and up-to-date slot machine games with the latest technology to our customers.

We believe that in recent years the prices of new slot machines and related slot machine systems have escalated faster than the rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements. Generally, a participating lease is substantially more expensive over the long term than the cost to purchase a new machine.

For competitive reasons, we may be forced to purchase new slot machines, slot machine systems, or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could affect our profitability.

Adverse weather conditions, highway construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or highway construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In addition, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties. We believe that the vast majority of our customers drive to our properties. Our small Bahamian casino, however, is highly dependent on air service to the island of Great Exuma.

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

Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common to the areas in which our Louisiana properties are located and the severity of such natural disasters is unpredictable. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Our Biloxi facility was destroyed by Hurricane Katrina. Our Boomtown New

Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge du Lac resort to close for 16 days in addition to causing physical damage. Atlantic City is on a barrier island and could also be susceptible to hurricanes and storm surges. We cannot accurately predict the long-term impact that the recent hurricanes or any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, or if several of our properties simultaneously experience such events, our results of operations and financial condition could be materially adversely affected.

The loss of management and other key personnel could significantly harm our business.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team, including Daniel R. Lee, our Chairman of the Board and Chief Executive Officer. Although we have entered into an employment agreement with Mr. Lee and certain of our other senior executives and managers, we cannot guarantee that these individuals will remain with us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

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

From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.

We face environmental and archaeological regulation of our real estate.

Our business is subject to a variety of federal, state and local governmental statutes and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs of remediation of hazardous materials. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business.

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

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. For example, we acquired the Atlantic City site and entities that hold two riverboats and gaming operations to be used in our Sugarcane Bay and Rivière projects. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” “is fairly confident” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, anticipated completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, operating and capital expenses, financing options, including the state of the capital markets and our ability to access the capital markets, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, the ability to meet the fixed-charge coverage ratio required by the MGC, our continuing exclusivity rights to operate casinos in Neuquén, Argentina after 2016, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Operating Results” sections contained elsewhere in this Annual Report on Form 10-K and review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The following describes our principal real estate properties:

L’Auberge du Lac:    We lease 242 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge du Lac casino-hotel resort is located. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $918,000 per year, which amount adjusts annually for changes in the Consumer Price Index (“CPI”). We own the facilities and associated improvements at the property, including the casino facility.

Sugarcane Bay:    Adjoining L’Auberge du Lac, we lease approximately 234 acres of land from the Lake Charles Harbor and Terminal District upon which we anticipate building our Sugarcane Bay casino-hotel resort. The Sugarcane Bay casino-hotel will occupy only a portion of this land. The balance would allow the eventual development of 18 additional golf holes at the L’Auberge du Lac/Sugarcane Bay complex, with the possible sale of residential home sites along that golf course. The lease has an initial term of 10 years, which began on December 31, 2007 with six renewal options of 10 years each, similar to the L’Auberge du Lac lease. The annual rent on the 234-acre lease is $1.2 million for the first five years and thereafter the amount adjusts annually for changes in the CPI, not to exceed 5%. The land is located adjacent to our L’Auberge du Lac facility. Included in the 234 acres of land we leased in January 2008 are 50 acres that we purchased for $5.0 million, though we have not selected the particular location of the acreage purchased. We will designate the location of those 50 acres in connection with the opening of Sugarcane Bay. In addition, we purchased approximately 56 acres of land adjacent to the Sugarcane Bay and L’Auberge du Lac properties for future development opportunities.

Belterra Casino Resort:    We lease approximately 148 of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The current lease term is through September 2010 and has eight remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. The lease obligation included in rent expense was $2.3 million for the years ended December 31, 2007 and 2006, and $2.0 million for the year ended December 31, 2005. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino and a 54-guestroom Best Western-branded hotel approximately 10 miles from the Belterra Casino Resort, which we recently renovated.

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

Boomtown Reno:    We own approximately 550 acres in Reno, Nevada, approximately 60 acres of which are utilized for current operations and another 490 acres are developable. We own all of the improvements and facilities at the property, including the casino, hotel, recreational vehicle park and service station, along with substantial related water and development rights.

We also own 330 acres in the mountains outside Reno, Nevada, which are surrounded by federal land.

Lumière Place-St. Louis:    We own approximately 18 acres of contiguous land in the city of St. Louis for Lumière Place, approximately nine acres of which are being utilized for our casino and hotel facilities. We own all of the improvements and facilities at the property, including the casino, hotels and various amenities. We also own The Admiral Riverboat Casino and certain land-based improvements.

River City:    We lease 56 acres in south St. Louis County located approximately 10 miles south of downtown St. Louis, where we are building for our River City casino-hotel. We have also acquired ownership and control of a road right-of-way for the construction of a four-lane, approximately one-mile-long public road to connect the River City casino-hotel to the nearby interstate highway.

Casino Magic Argentina:    We operate several small casinos in southern Argentina under an exclusive license agreement with the Province of Neuquén. This includes the principal facility in the City of Neuquén and a much smaller facility in San Martin de los Andes. In Neuquén, we own the 20 acre site on which we operate the casino, hotel that will open in early 2008 and other amenities. In San Martin de los Andes, we lease the building in which we operate the casino. Such lease expires in January 2010.

Great Exuma, Bahamas:    We sublease a 5,000-square-foot facility in which we operate our casino adjacent to the Four Seasons Resort Great Exuma at Emerald Bay in The Bahamas. Such sublease has an initial term of 20 years, commencing in December 2005, with a 20-year renewal option.

Rivière:    We own approximately 517 acres of land approximately 10 miles south of downtown Baton Rouge, Louisiana. We also own an additional 58 acres through a co-ownership with a third party where we own 83 1/3% and a third party owns a 16 2/3% interest. We are actively seeking the partition of such acreage with the third-party minority owner. We intend to build our $250 million Rivière casino-hotel in East Baton Rouge Parish, and expect to open the project in 2010, subject to approval of the LGCB.

Atlantic City, New Jersey:    We own or have under contract to purchase approximately 22 contiguous acres of land at the heart of Atlantic City along the Boardwalk. We have demolished the former casino and plan to demolish certain of the remaining existing structures on the site and build a new casino-resort over the next several years.

Kansas City, Kansas:    We have under option 60 acres in Kansas City designated for use in a $650 million gaming entertainment complex. Our proposal on that site has been endorsed by the Unified Government for possible licensing by the Kansas Racing and Gaming Commission. If chosen for licensing, the project will be subject to conditions and regulatory approvals by the Kansas Racing and Gaming Commission.

Central City, Colorado:    We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado. In addition, we have an option to purchase an additional six acres of adjoining non-casino zoned land.

Lake Charles, Louisiana:    In connection with the purchase of the two entities from Harrah’s in 2006, we acquired two dockside riverboat casinos, neither of which are in service. In addition, we acquired approximately nine acres of land containing a non-operating hotel and parking structure. We also acquired two water bottoms leases with the State of Louisiana at the former casino site, which expire in 2010. We plan to use the one license for our Sugarcane Bay project and the other license for our Rivière project.

Substantially all of our real property interests collateralize our obligations under our Credit Facility, except for the real estate owned in Atlantic City, Argentina and the Bahamas. Certain of our newly acquired real property interests are in the process of being pledged under our Credit Facility. For a description of the segments that use the properties described above, please see the section entitled “Company Overview” contained in Item 1 of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

Indiana State Sales Tax Dispute:    The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. We filed a protest in December 2002. The Indiana Department of Revenue (the “IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed and paid in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute and later extended such filing deadline to May 11, 2007. We filed our summary judgment motion on May 11, 2007, but the IDR failed to file a timely response. We have asked the Court to prohibit any belated or other filings in the case by the IDR due to its failure to file a timely response to our summary judgment motion. While the Court refused to allow the IDR to file a late summary judgment brief, the Court did allow the IDR to proceed with a Motion for Judgment on the Pleadings. We filed a brief in opposition to this IDR Motion for Judgment on the Pleadings. As of December 31, 2007, the remaining disputed assessment is approximately $1.9 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date are approximately $908,000. Until such time as this dispute is resolved, the assessment will increase due to ongoing interest costs. We have reserved approximately $798,500 for this matter as of December 31, 2007.

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

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3.5 million against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC. PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. The taxing authorities appealed the court’s decision. Hellas’s appeal was dismissed for technical procedural failures and has not been reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas matter.

Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as these generally are treated as liabilities of the company. Additionally, all of PCC’s stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC’s liabilities.

The Greek taxing authorities assessed such penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of the foregoing pre-acquisition activities, and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our Company and one of whom was then an employee of our Company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained counsel to defend him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased. On June 28, 2007, the former employee was tried in absentia, found guilty and sentenced to five years’ imprisonment. However, the court granted a stay of enforcement pending the filing and resolution of an appeal. Counsel for the former employee timely filed the appeal which had the effect of suspending the conviction until the ruling by the Court of Appeals. On October 29, 2007, a hearing was held before the Court of Appeals. The Court of Appeals annulled the decision of the lower court and tried the case again. The Court of Appeals found the former employee guilty for non-payment of taxes because of the former employee’s position as Chairman of the Board and Managing Director of the Greek subsidiary. However, the Court of Appeals reduced the criminal penalty to three years’ imprisonment. Under Greek law, imprisonment of up to three years can be converted to a monetary penalty. The Court of Appeals converted the penalty into a monetary penalty at the lowest conversion rate per day. On January 9, 2008, the Court of Appeals’ decision was officially recorded. On January 14, 2008, we paid a total of approximately $15,000 for the monetary fine on behalf of the former employee. The payment of the monetary fine within one month after the issuance of the decision of the Court of Appeals constituted a satisfaction of the judgment. The former employee has advised us that he has determined not to have a further appeal to the Greek Supreme Court filed on his behalf and we now consider this matter closed.

Insurance Litigation:    In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. We currently estimate that the value of our insurance claim, excluding any litigation claim for interest or bad-faith damages, is approximately $297 million. Such insurance claim includes approximately $171 million for property damage, $120 million for business-interruption loss ($30.0 million of which is caused by insurer delay) and $5.7 million for emergency, mitigation and demolition expenses. Setting aside coverage issues which the insurers are alleging, our insurance carriers have estimated the total loss to be approximately $176 million.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. There is a coverage dispute based on policy language, among other things, that may impact our recovery. The insurers have taken the position that they may not have to pay anything because their policies contain a Flood exclusion, among other provisions. They claim an allocation needs to be done between wind damage and flood damage. One insurer has requested appraisal of outstanding differences over the amount of the loss; however, the Court has deferred action on this request until after its ruling on the pending motions for partial summary judgment, which are currently set to be heard on March 19, 2008. We believe that there is full coverage because all of the policies specifically say they cover a Weather Catastrophe Occurrence, such as Hurricane Katrina, and the definition of a Weather Catastrophe Occurrence specifically includes any flooding caused thereby. Collectively, our insurance policies with these three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by insurance policies with other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States and these insurers have taken a position that a certain portion of the loss is not covered due to our designation of our River City facility as that replacement.

As noted above, we filed suit in August 2006 in the U.S. District Court for the District of Nevada seeking damages totaling $347 million, but as of December 31, 2007, we estimate the value of such claims at a total of $297 million. Our suit seeks damages equal to the outstanding amount of our claim (now totaling approximately $297 million, less the $105 million paid through September 30, 2007). The suit also seeks unspecified punitive and other damages and prejudgment interest for the improper actions of the defendants in connection with our claim. A summary judgment motion on the issue of coverage was filed by us and the carriers have filed cross-motions. Those motions are currently set to be heard by the court on March 19, 2008. We participated in a mediation with two of these three carriers in September 2007. On February 22, 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for Arch’s agreement to pay us approximately $36.8 million out of its policy layer providing $50 million of coverage, as part of $100 million of coverage excess of $150 million of coverage. Arch’s payment to us is due on or before March 17, 2008. The recent settlement implies a negotiated level of loss less than our claimed amount of $297 million, but we have preserved all of our rights to pursue our full claim, plus interest, bad-faith and punitive damages against the two remaining insurance carriers, Allianz (which provides $50 million of coverage immediately below Arch’s layer) and RSUI (which provides $50 million of coverage at the same layer as Arch and an additional $150 million of coverage above that layer), for their respective shares of our total hurricane-related damage and consequential loss in Biloxi. The United States District Court for the District of Nevada recently agreed that in conjunction with our bad-faith claim against Allianz, we can conduct discovery on that insurance carrier’s actions in numerous other hurricane-related claims.

On November 15, 2006, we and the insurance carriers reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi. Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing the River City casino-hotel. Subsequent to this stipulation, the insurers have taken the position that a certain portion of the loss is not covered due to our designation of the River City facility as a replacement for Casino Magic Biloxi.

We anticipate that any negotiated or litigated resolution of our remaining insurance claim will be protracted. There can be no assurances that our estimate of damages will be sustained or that we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or that we will be paid on a timely basis.

Cumulatively, as of December 31, 2007, we have received $105 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent these advances exceeded such expenses and depreciated book value, the difference (currently $21.5 million) is recorded as a deferred gain on our Consolidated Balance Sheets.

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

Other:    We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2007
Fourth Quarter	$29.75	$22.78
Third Quarter	31.00	24.36
Second Quarter	31.34	27.07
First Quarter	36.17	27.85
2006
Fourth Quarter	$37.40	$28.24
Third Quarter	30.97	23.69
Second Quarter	32.09	26.87
First Quarter	31.25	24.32

As of February 25, 2008, there were 2,567 stockholders of record of our common stock.

Dividends:    We did not pay any dividends in 2007, 2006 or 2005. Our indentures governing our 7.50% senior subordinated notes due 2015, 8.25% senior subordinated notes due 2012 and 8.75% senior subordinated notes due 2013 and existing Credit Facility limit the amount of dividends that we are permitted to pay. The Board of Directors does not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the expansion of our business.

Share Repurchase:    During the fourth quarter ended December 31, 2007, we did not make any purchases of the Company’s equity securities.

Sales of Unregistered Equity Securities:    During the fiscal year ended December 31, 2007, we did not issue or sell any unregistered equity securities.

Stock Performance Graph

The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2002 and ending December 31, 2007, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/02	12/31//03	12/31/04	12/31/05	12/31/06	12/31/07
Pinnacle Entertainment, Inc.	$100.00	$134.49	$285.43	$356.57	$478.21	$339.97
NYSE Composite Index	$100.00	$131.73	$151.45	$165.62	$199.52	$217.21
Dow Jones US Gambling Index	$100.00	$154.64	$205.81	$208.77	$304.21	$349.24

*	Assumes $100 invested on December 31, 2002 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31 of each year.

Item 6.    Selected Financial Data

The following selected financial information for the years 2003 through 2007 was derived from our consolidated financial statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2007(a)(b)	2006(b)	2005(c)	2004(d)	2003
	(in millions, except per share data)
Results of Operations:
Revenues	$923.7	$912.4	$668.5	$466.5	$440.6
Operating income	14.5	95.9	32.3	69.2	26.3
Income (loss) from continuing operations	(1.4)	61.9	(0.1)	2.2	(34.6)
Income (loss) from continuing operations per common share:
Basic	$(0.02)	$1.30	$0.00	$0.06	$(1.34)
Diluted	$(0.02)	$1.26	$0.00	$0.06	$(1.34)
Other Data:
Capital expenditures	$545.6	$186.5	$193.9	$209.6	$89.9
Ratio of Earnings to Fixed Charges (e)	—	2.57	—	1.02	—
Cash flows provided by (used in):
Operating activities	$153.4	$206.5	$61.7	$30.4	$55.4
Investing activities	(566.2)	(459.3)	(138.6)	(109.1)	(181.6)
Financing activities	414.6	294.1	23.2	181.4	109.1
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$197.3	$216.7	$156.5	$287.8	$229.0
Total assets	2,193.5	1,737.8	1,244.9	1,208.8	954.9
Long-term debt	841.3	774.3	657.7	640.5	645.9
Stockholders’ equity	1,052.4	694.6	427.8	415.2	200.9

(a)	The financial results for 2007 include Lumière Place Casino since its opening in mid-December and a majority of L’Auberge du Lac’s new guestrooms in late December.
(b)	In 2006, we completed the sale of our two card club casinos and our Casino Magic Biloxi site and certain related assets. In accordance with generally accepted accounting principles (“GAAP”), these assets and related liabilities were reclassified to “assets held for sale” as of December 31, 2005 and the financial results reflect the Casino Magic Biloxi and card club operations as discontinued operations for all periods presented. This had no effect on previously reported net income (loss). Loss from discontinued operations, net of income tax, was $21,000 for the year ended December 31, 2007. Income from discontinued operations, net of income taxes, in the years 2006 through 2003 were $15.0 million, $6.2 million, $6.9 million, and $6.4 million, respectively. The financial results for 2006 reflect the May 2006 opening of The Casino at Emerald Bay, The Admiral Riverboat Casino acquisition in December 2006 and net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation.
(c)	The financial results for 2005 reflect the May 2005 opening of L’Auberge du Lac, the July 2005 opening of a replacement casino in Neuquén, Argentina, and the former Embassy Suites Hotel, recently refurbished and renamed HoteLumière.
(d)	The financial results for 2004 reflect the May 2004 opening of a 300-guestroom expansion and amenity expansion at Belterra Casino Resort.
(e)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $48.5 million, $24.5 million and $47.0 million for the fiscal years ended December 31, 2007, 2005 and 2003, respectively.

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

Overview and Summary

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, including Lumière Place in downtown St. Louis, where we began the complex’s phased opening with the casino and several restaurants on December 19, 2007, followed by the opening of the two hotels and other amenities in early 2008. Internationally, we operate several small casinos in Argentina and one in The Bahamas.

Our long-term strategy is to maintain and improve each of our existing casinos; to build new resorts that produce returns above our cost of capital; and to develop the systems to tie all of our casinos together into a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions at reasonable valuations, when and if available. During 2007 and early 2008, we made significant progress toward achieving our long-term strategy.

On December 19, 2007, we opened portions of Lumière Place-St. Louis, our largest and most ambitious investment to date, in downtown St. Louis, Missouri, including the 75,000-square-foot casino and certain restaurants. In the first quarter of 2008, we opened HoteLumière, additional restaurants, retail outlets, and a luxury spa. Also, in the first quarter of 2008, we opened the Four Seasons Hotel St. Louis, which we own and have entered into a long-term agreement with Four Seasons Hotels Limited to manage. A group led by famed chef Hubert Keller manages two of our restaurants. In April 2008, we plan to open a pedestrian tunnel, which will link Lumière Place to the America’s Center convention center, the Edward Jones domed stadium and the city’s central business district.

We have a number of projects at various stages of development. In south St. Louis County, Missouri, we began foundation work for our River City casino, which we expect to open in mid-2009. In Lake Charles, Louisiana, we plan to build the Sugarcane Bay casino and hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we received voter approval in February 2008 permitting construction of our proposed casino-hotel complex on land that we own or control in Baton Rouge. In Atlantic City, New Jersey, we continue to plan and design our casino resort, including demolition of several buildings on our site. We are one of several finalists for a proposed new gaming complex to be located in Kansas City, Kansas. In Central City, Colorado, we own a well-located casino site.

Finally, we are continuing development of the technology and infrastructure required to create a national customer-loyalty program.

In support of our expansion plans and to help fund our development pipeline, we raised $353 million (net proceeds) through a common stock offering. We also received $379 million (net proceeds) from the issuance of 7.50% senior subordinated notes, a portion which was used to refinance and extend a portion of our debt capital. The balance of such proceeds is being used for funding of our development and expansion activities.

We also have an outstanding $297 million insurance claim associated with Hurricane Katrina’s destruction of our former Casino Magic Biloxi operations, of which we have collected $105 million as of December 31, 2007. Pursuant to a recent settlement agreement with one of the insurance carriers, we expect to receive an additional approximately $36.8 million in March. This claim is the subject of pending litigation with the two remaining insurance carriers.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three years ended December 31, 2007, 2006 and 2005. As discussed in Note 12 to our audited Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 12 to our audited Consolidated Financial Statements for more information regarding our segment information.

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Revenues:
L’Auberge du Lac	$321.2	$312.3	$148.4
Boomtown New Orleans	162.0	201.5	143.1
Belterra Casino Resort	177.9	172.7	168.8
Boomtown Bossier City	89.7	96.3	95.4
Lumière Place-St. Louis (a)	66.1	13.8	3.8
Boomtown Reno	67.2	87.1	88.2
International (b)	39.2	28.6	20.5
Other	0.4	0.1	0.3

Total revenues	$923.7	$912.4	$668.5

Operating Income	$14.5	$95.8	$32.3

Income (loss) from continuing operations	$(1.4)	$61.9	$(0.1)

Adjusted EBITDA (c):
L’Auberge du Lac	$75.2	$72.4	$11.3
Boomtown New Orleans	54.2	81.0	51.4
Belterra Casino Resort	39.3	37.3	39.6
Boomtown Bossier City	17.9	23.0	19.6
Lumière Place-St. Louis (a)	6.1	2.1	0.8
Boomtown Reno	3.5	6.8	10.4
International (b)	12.7	9.2	7.8

Other benefits (costs):
Corporate expenses	$(39.8)	$(29.2)	$(23.2)
Depreciation and amortization	(81.0)	(69.1)	(55.7)
Pre-opening and development costs	(60.8)	(29.8)	(29.6)
Litigation settlement	—	(2.2)	—
Non-cash share-based compensation	(8.4)	(5.5)	—
Merger termination proceeds, net of expenses	—	44.7	—
Write-downs and other charges, net (d)	(4.5)	—	—
Loss on early extinguishment of debt	(6.1)	—	(3.8)
Other non-operating income (e)	15.5	16.0	3.7
Interest expense, net of capitalized interest	(25.7)	(53.7)	(49.5)
Income tax benefit (expense)	(0.5)	(41.1)	17.3

(a)	Our Lumière Place-St. Louis segment includes Lumière Place Casino, which opened on December 19, 2007, the Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. We acquired The Admiral Riverboat Casino on December 20, 2006. The former Embassy Suites Hotel was closed March 31, 2007 for refurbishment. The restaurant at the former Embassy Suites Hotel remained open throughout the majority of 2007. HoteLumière and the Four Seasons Hotel St. Louis opened in January and February 2008, respectively.
(b)	Our International segment includes The Casino at Emerald Bay and Casino Magic Argentina.

(c)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs and write-downs, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of marketable securities, minority interest, loss on early extinguishment of debt and discontinued operations.

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

(d)	Includes $1.0 million in charges associated with the postponed guestroom addition at the Belterra Casino Resort, $2.8 million in charges associated with the HoteLumière refurbishment and $1.0 million associated with the cancelled St. Louis condominium project, which are partially offset by a gain on the sale of a corporate aircraft of $488,000.
(e)	Includes interest income of $15.5 million, $14.2 million and $3.7 million for the fiscal years ended December 31, 2007, 2006, and 2005, respectively. Also included is a gain on sale of marketable securities of $1.8 million and minority interest of $100,000 for the twelve months ended December 31, 2006.

Comparison of the year ended December 31, 2007 to December 31, 2006 and to December 31, 2005

Operating Results    Consolidated revenues increased to $924 million for the year ended December 31, 2007, compared to consolidated revenues of $912 million for the year ended December 31, 2006. The 2007 year-end revenues reflect continued strong performances at L’Auberge du Lac and Belterra, as well as the benefit of the December 2006 acquisition of The Admiral Riverboat Casino. Those increases were offset by a revenue decline at Boomtown New Orleans, which continues to perform well despite lower year-over-year comparisons with 2006’s exceptional post-hurricane-affected results. Gaming revenues increased by $28.2 million for the year ended December 31, 2007, while food and beverage increased by $885,000. Hotel and truck stop/service station revenues were lower for the year ended December 31, 2007 by $6.9 million and $11.5 million, respectively. Our Boomtown Reno truck stop closed on June 15, 2007. Other revenue, comprised primarily of retail, arcade and showroom revenue, decreased slightly in 2007 from 2006.

Revenues rose to $912 million for the year ended December 31, 2006 from $668 million for the year ended December 31, 2005. The increase is the result of a full year of operations at L’Auberge du Lac and limited competition for Boomtown New Orleans in 2006, following Hurricane Katrina. Gaming revenues increased by $217 million for the year ended December 31, 2006, while food and beverage increased by $8.3 million. Hotel revenues increased by $8.9 million for the year ended December 31, 2006, reflecting the September 2005 acquisition of the Embassy Suites in downtown St. Louis and the May 2005 opening of L’Auberge du Lac. Other revenue, comprised primarily of retail, arcade and showroom revenue, increased by $8.5 million to $23.7 million for the year ended December 31, 2006, again due primarily to a full year of such operations at L’Auberge du Lac.

Each segment’s contribution to the operating results was as follows:

L’Auberge du Lac    revenues increased to $321 million for the year ended December 31, 2007, a 2.9% increase from $312 million for the year ended December 31, 2006. The increase in revenues contributed to an increase in Adjusted EBITDA to $75.2 million for the year ended December 31, 2007, from $72.4 million for the year ended December 31, 2006. In December 2007, L’Auberge du Lac opened 208 guestrooms of its new 252-guestoom expansion. Hotel occupancy, inclusive of the additional guestrooms that opened in late December 2007, was 92.4% for the year ended December 31, 2007.

We opened L’Auberge du Lac on May 26, 2005. Revenues rose to $312 million for the twelve months of operations in 2006, a 111% increase from the $148 million earned in the seven months of operations in 2005. Adjusted EBITDA was $72.4 million for the year ended December 31, 2006 versus $11.3 million for the year ended December 31, 2005.

Boomtown New Orleans    revenues and Adjusted EBITDA were $162 million and $54.2 million, respectively, for the year ended December 31, 2007. Such results reflect a considerable improvement in business levels as compared to pre-Hurricane Katrina periods, consistent with both the increase in population in the West Bank community in which Boomtown New Orleans operates and the ongoing regional rebuilding efforts. In comparison, pre-Hurricane Katrina revenues and Adjusted EBITDA for the fiscal year ended December 31, 2004 were $111 million and $32.2 million, respectively.

In 2006, Boomtown New Orleans operated with limited competition in both the New Orleans and the Gulf Coast Region for the first half of the year with business levels moderating at the end of the year, once significant competition had reopened. Consequently, revenues and Adjusted EBITDA for the year ended December 31, 2006 were $201 million and $81.0 million, respectively.

For the year ended December 31, 2005, revenues and Adjusted EBITDA were $143 million and $51.4 million, respectively, including the exceptional post-Hurricane Katrina fourth quarter results.

Belterra Casino Resort    revenues increased to $178 million for the year ended December 31, 2007, compared to $173 million for the year ended December 31, 2006. A successful marketing plan designed to increase gaming customers and hotel occupancy contributed to a 1.8% increase in gaming revenues and an 11.1% increase in hotel revenues for the year ended December 31, 2007. The increase in revenues contributed to the 5.3% increase in Adjusted EBITDA to $39.3 million for the year ended December 31, 2007, compared to $37.3 million for the year ended December 31, 2006. In August 2007, five new retail shops opened and in December 2007, the refurbishment of 11 of the high-end suites was completed.

In May 2007, the Governor of Indiana signed legislation approving the installation of 2,000 slot machines in each of two racetracks in the Indianapolis area, thereby significantly expanding the gaming capacity in this market. As a result, we postponed indefinitely our planned 250-guestroom addition, which resulted in a $1.0 million write-off of accumulated project costs, which amount is excluded from the calculation of Adjusted EBITDA.

Belterra’s revenues increased to $173 million for the year ended December 31, 2006, compared to $169 million for the year ended December 31, 2005, while Adjusted EBITDA decreased to $37.3 million for the year ended December 31, 2006 from $40.0 million for the year ended December 31, 2005. The decrease in Adjusted EBITDA was partially due to increased gaming taxes and additional taxes incurred from a previous sales and use tax audit. In November 2006, the new access road opened at Belterra and a new competing resort-casino opened approximately 100 miles from Belterra that competes with us for customers from Louisville and Indianapolis, which are secondary and tertiary markets for Belterra.

Boomtown Bossier City    revenues and Adjusted EBITDA decreased to $89.7 million and $17.9 million for the year ended December 31, 2007, compared to $96.3 million and $23.0 million for the year ended December 31, 2006, and $95.4 million and $19.6 million for the year ended December 31, 2005, respectively. The Bossier City/Shreveport gaming market is competitive, with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east from Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth. Such Native American casinos continue to expand, including the addition of table games in early 2005.

In 2006, we acquired a barge that we intend to convert to an arrival facility for guests of our riverboat casino. The arrival facility will adjoin our casino and offer escalators, making it easier for customers to travel among the three levels of our riverboat casino. Our operating results for 2006 reflect the benefit of a temporary increase in the local population due to the hurricanes in southern Louisiana, as well as reduced regional competition.

Our Lumière Place-St. Louis    operations include the Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, The Admiral Riverboat Casino and other amenities. The Four Seasons Hotel St. Louis and HoteLumière began operations in the first quarter of 2008. For the year ended December 31, 2007, the Lumière Place-St. Louis operations generated revenues of $66.1 million, including $5.5 million associated with the first 12 days of operations at Lumière Place Casino. Adjusted EBITDA for the year ended December 31, 2007 was $6.1 million compared to the $2.1 million for the year ended December 31, 2006, primarily from a full year of operations of The Admiral Riverboat Casino.

In connection with the renovation of HoteLumière, we wrote off $2.8 million related to furniture, fixtures and equipment that had been replaced as part of the hotel refurbishment. Also, we are in discussions with a local partner and a construction lender about dissolving our joint venture to develop a $25 million, 10-story luxury condominium project in Laclede’s Landing near Lumière Place-St. Louis. Through our affiliate, we have contributed approximately $1.3 million in expenses and our local partner has contributed a portion of the project real property. In connection with the anticipated dissolution of the joint venture, we wrote off $1.0 million of accumulated project costs. Such write-offs were excluded from the calculation of Adjusted EBITDA.

Boomtown Reno    revenues and Adjusted EBITDA were $67.2 million and $3.5 million, respectively, for the year ended December 31, 2007, compared to $87.1 million and $6.8 million, respectively, for the year ended December 31, 2006. The decreases in revenues and Adjusted EBITDA are primarily due to the June 15, 2007 closure of the Boomtown truck stop, which sold fuel at low margins. The truck stop closure also resulted in fewer casino customers.

We closed the truck stop to facilitate construction of the neighboring Cabela Inc.’s branded sporting goods store, which opened on November 16, 2007. The parking for Cabela’s utilizes the former truck stop location. The Cabela’s store has not resulted in as many incremental casino customers as we envisioned. We have entitlements for a new satellite casino and travel plaza that could be built at a different location on the property’s 490 acres of available land.

Boomtown Reno’s revenues and Adjusted EBITDA decreased to $87.1 million and $6.8 million, respectively, for the year ended December 31, 2006, compared to $88.2 million and $10.4 million, respectively, for the year ended December 31, 2005, primarily from the decrease in gaming revenues due to increased competition. Although truck stop/service station revenues increased, fuel sales have significantly lower margins than gaming revenues. As a result, shifts to fuel sales from gaming revenue adversely affected Adjusted EBITDA. Additionally, medical costs were approximately $1.4 million higher for the year ended December 31, 2006 than for the year ended December 31, 2005.

Our International    segment includes Casino Magic Argentina and The Casino at Emerald Bay in The Bahamas. Revenues and Adjusted EBITDA for the year ended December 31, 2007 rose to $39.2 million and $12.7 million, respectively, from $28.6 million and $9.2 million, respectively, for the year ended December 31, 2006. The increase in revenues is primarily due to a $9.3 million increase in gaming revenues, primarily at our Casino Magic Argentina operation. We are building a 32-guestroom hotel adjoining our principal casino in Neuquén, Argentina. The new hotel is expected to cost approximately $13.0 million and is being funded through the property’s existing cash balances and operating cash flows.

For the year ended December 31, 2006, revenues grew 39.5% to $28.6 million from $20.5 million for the year ended December 31, 2005, primarily due to a full year of operations at our larger replacement casino in the city of Neuquén, Argentina. Adjusted EBITDA increased to $9.2 million for the year ended December 31, 2006 from $7.8 million for the year ended December 31, 2005.

Depreciation and amortization expense    for the fiscal years ended December 31, 2007, 2006 and 2005 were $81.0 million, $69.1 million, and $55.7 million, respectively. The increase in depreciation expense for the year ended December 31, 2007 is primarily due to the St. Louis segment operations, which includes a full year of depreciation for The Admiral Riverboat Casino, which we acquired in December 2006. The increase in depreciation expense for the year ended December 31, 2006 is primarily due to a full year of depreciation for L’Auberge du Lac, which we opened in May 2005.

Pre-opening and development costs    for the fiscal years ended December 31, 2007, 2006 and 2005 were $60.8 million, $29.8 million and $29.6 million, respectively. The pre-opening and development costs for 2007 were primarily related to the St. Louis development activities, the Atlantic City development and our Sugarcane Bay project. The pre-opening and development costs for 2006 were primarily related to the St. Louis development activities and our other acquisitions and expansions during 2006. In 2005, pre-opening and developments costs were primarily related to the opening of L’Auberge du Lac, as well as early stages of the St. Louis development activities.

Corporate expenses    were $39.8 million for the year ended December 31, 2007, compared to $29.2 million and $23.2 million for the years ended December 31, 2006 and 2005, respectively. The increase in corporate expenses is due to the hiring of additional corporate staff in support of our expanding operations.

Write-off and other charges, net    We incurred asset write-downs and other charges of $4.5 million associated with the postponed 250-guestroom addition at Belterra Casino Resort ($1.0 million), the renovation activities at HoteLumière ($2.8 million) and the cancelled St. Louis condominium project ($1.0 million). Partially offsetting these charges was a gain on the sale of a corporate aircraft of $488,000. All of these transactions were excluded from the calculation of Adjusted EBITDA.

2006 litigation settlement reserve    In the fourth quarter ended December 31, 2006, we recorded a $2.2 million litigation settlement reserve involving our former chairman. The suit was settled in the first quarter of 2007 for an amount approximating the litigation reserve.

Other non-operating income    consists primarily of interest income of $15.5 million, $14.2 million and $3.7 million for fiscal years ended December 31, 2007, 2006 and 2005, respectively. The 2007 increase reflects higher interest rates and higher cash levels in the first half of the year. The 2006 period also includes a gain of $1.8 million on the sale of Aztar Corporation common stock sold in the third quarter of 2006.

Interest expense, net of capitalized interest    was $25.7 million, $53.7 million and $49.5 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. The decrease in 2007 from 2006 is the result of a significant increase in the portion of interest expense that was capitalized in the 2007 period. Such increase primarily reflected amounts invested into Lumière Place, which opened late in the year, and Atlantic City.

Loss on early extinguishment of debt    During the 2007 second quarter, we issued fixed-rate eight-year 7.50% senior subordinated debt at an effective yield of 7.75% to maturity. A majority of the proceeds were used to retire $275 million of floating rate secured term debt and to purchase $25.0 million in principal amount of our 8.25% senior subordinated notes. These transactions resulted in a write-off of $6.1 million of debt issuance costs in 2007. There were no debt issuance costs written off in 2006.

In December 2005, we entered into (and subsequently amended) a new credit facility that reduced our borrowing costs and provided more flexible covenants. In early 2005, we retired the remaining portion of our 9.25% senior subordinated notes using borrowings from the prior credit facility. Although advantageous to our overall capital structure, we incurred charges of $3.8 million in 2005 related to unamortized debt issuance costs and similar items associated with the retired debt.

Merger termination proceeds    The 2006 results reflect net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee from the merger agreement was $78.0 million. The difference reflects legal, financing fees and other costs related to the terminated merger agreement.

Income tax (expense) benefit    Our 2007 effective income tax rate for continuing operations was 25.1%, or a benefit of approximately $0.5 million, as compared to 39.9%, or an expense of $41.1 million, in the prior year. While our rate benefited from the reversal of certain FIN 48 accruals resulting from the final resolution of tax matters with taxing authorities and federal hiring tax credits, the lower than expected rate was primarily due to the effects of nondeductible expenses such as the gaming tax add-back for Indiana income tax purposes, certain lobbying expenditures and the recording of a valuation allowance against certain deferred tax assets associated with our Argentine subsidiary.

Discontinued operations    We completed the sale of our Crystal Park Casino card club in April 2006, our leasehold interest and related receivables in the Hollywood Park Casino card club in July 2006 and our Casino Magic Biloxi site and certain related assets in November 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $191 million of cash, and cash equivalents and approximately $279 million of availability under our Credit Facility (see discussion below). We estimate that approximately $100 million of cash is currently used to fund our casino cages, slot machines and day-to-day operating accounts. We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $69.5 million at December 31, 2007, versus $75.5 million at December 31, 2006.

Cash provided by operations was $153 million for the year ended December 31, 2007, compared to $207 million for the 2006 period, which included net merger termination proceeds of $44.7 million and excess insurance proceeds of approximately $16.7 million.

Cash invested in property and equipment for the year ended December 31, 2007 was $546 million, including approximately $321 million for Lumière Place-St. Louis, $18.3 million for our River City casino-hotel, $69.8 million for L’Auberge du Lac and $21.4 million for Baton Rouge, compared to $187 million for the year ended December 31, 2006, which included approximately $103 million for construction at Lumière Place (including the purchase of land adjacent to the project) and $19 million at River City project. Additionally, in 2006, we invested approximately $334 million for acquisitions of the Atlantic City site and the two Harrah’s entities, and approximately $41.0 million to purchase The Admiral Riverboat Casino, in each case, including working capital and net of cash acquired in the transactions.

In 2008 and for the next several years, our anticipated capital needs include the following:

•

In connection with our River City project, we have entered into a lease and development agreement with the St. Louis County Port Authority. Pursuant to the terms of the lease and development agreement, the project is to be developed in two phases. In the first phase, we are required to invest $375 million, and in the second phase $75 million. The gaming facilities are scheduled to be completed and open to the public by May 1, 2009. We have cumulatively invested approximately $49.7 million in capital expenditures and pre-opening costs as of December 31, 2007, on the River City project;

•

In June 2007, the LGCB approved our architectural plans for the proposed $350 million Sugarcane Bay project to be built adjacent to our L’Auberge du Lac facility in Lake Charles, Louisiana. We are required to complete specific milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB;

•

In February 2008, voters in the East Baton Rouge Parish approved the site for our proposed casino-hotel entertainment complex in Baton Rouge, Louisiana, named Rivière. We had previously received approval from the LGCB for this project. Construction will still require zoning and other local approvals. The first phase of Rivière, which is expected to cost approximately $250 million, is designed to include a casino, a 100-guestroom high-end hotel and several entertainment and dining options. Subsequent phases (which may be developed in partnership with others) are currently designed to include additional hotel rooms, a health club, spa and pool area, championship golf course, an equestrian center, and a creative residential and retail district. Similar to Sugarcane Bay, we are required to complete specific milestones within certain timeframes and complete construction of the first phase within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB;

•

In December 2007, the Unified Government of Wyandotte County/Kansas City, Kansas endorsed our plan as one of three proposals sent to state officials for consideration. The State’s enabling legislation calls for one casino license in Wyandotte County and that license must have local approval. There are also other proposals competing for the same gaming license in Wyandotte County, including proposals from the neighboring city of Edwardsville. Our proposed entertainment resort features a 100,000-square-foot casino and a 500-guestroom hotel. The gaming complex anchors a 100,000-square-foot convention center, including a 50,000-square-foot venue for concerts and live events. Our development proposal is currently expected to involve an investment of approximately $650 million;

•

We continue to design our Atlantic City project, which for a resort of this size is expected to take at least two to three years from the date of our acquisition of the site in November 2006. The construction will then require approximately three to four additional years to complete at an anticipated investment substantially larger than any of our other projects;

•

We intend to oversee the development at a future date of at least $50 million for real estate projects in downtown St. Louis, Missouri, which we are required to complete by December 2012. The total cost of such projects must be at least $50 million; however, our investment in such projects can be substantially less, as such projects may be developed in partnership with others;

•

We have plans for $150 million of capital spending for an expansion project at Boomtown New Orleans. Such plans would include an upscale hotel, the first guestrooms at this property, and other upgrades. This also includes replacing the three-level casino riverboat with a large single-deck casino boat, similar to the casino at L’Auberge du Lac;

•

In the second quarter of 2007, we closed Boomtown Reno’s truck stop to accommodate the construction of a Cabela’s Inc. branded outdoor sporting goods store, which opened in November 2007. During the third quarter of 2007, we completed the demolition of the truck stop and have entitlements for a new satellite casino and travel plaza to be built on approximately 23 acres at a different location on the property’s 490 acres of available land. We continue to evaluate other opportunities to develop, sell or otherwise monetize our remaining excess acres of available land. We are also currently evaluating a potential investment to refurbish the existing casino-hotel;

•

We are building a 32-guestroom hotel adjoining our principal casino in Neuquén, Argentina. Our investment is expected to be approximately US$13 million and is being funded through the property’s existing cash balances and operating cash flows; and

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $35 million per year.

In January 2007, we consummated the public offering of 11.5 million newly issued common shares (including over-allotment shares) at $32.00 per share, resulting in net proceeds to us of approximately $353 million after underwriters’ fees and expenses, which funds are for general corporate purposes and to fund one or more of our capital projects.

In early 2006, we consummated the public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses, which funds were used for general corporate purposes.

Second Amended and Restated Credit Facility

In December 2005, we entered into a $750 million amended and restated credit facility (the “Credit Facility”). In November 2006, we amended the Credit Facility to, among other things, increase the overall size of the facility to $1 billion, including a $625 million revolving credit facility, a $275 million funded term loan facility and a $100 million delayed-draw term loan facility.

In June 2007, we repaid the $275 million term loan facility and elected to allow the $100 million delayed-draw term loan to expire undrawn on July 2, 2007. Consequently, our Credit Facility currently consists of a $625 million revolving credit facility that matures in December 2010. Utilization of our Credit Facility is currently limited to $350 million by the indenture governing our 8.75% senior subordinated notes due 2013, which notes become callable in 2008.

As of December 31, 2007, our indebtedness of $841 million consists of $50 million drawn on our Credit Facility, $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, $275 million aggregate principal amount of 8.25% senior subordinated notes due 2012, $135 million aggregate principal amount of 8.75% senior subordinated notes due 2013 and certain other debt.

At December 31, 2007, we had issued approximately $21.2 million of irrevocable letters of credit, which includes $10.0 million related to our ongoing commitments required by our redevelopment agreement in St. Louis, $3.0 million associated with our River City project and $8.2 million for various self-insurance programs. As of February 25, 2008, of the $350 million available for use under our Credit Facility, we have drawn $140 million and $21.2 million was utilized under various letters of credit.

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

For borrowings under the Credit Facility the interest rate is computed as a margin over LIBOR based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. Such margin was 1.50% and LIBOR was 5.21% as of December 31, 2007. The Credit Facility also bears commitment fees, which are based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2007, approximately 94.1% of our debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by most of our assets and those of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. Our subsidiaries that own the Atlantic City site and related parcels of land, our Argentine and Bahamian operations, our airplane and certain other assets, are unrestricted subsidiaries under the Credit Facility. We are in compliance with all such covenants as of December 31, 2007.

The Credit Facility provides for permitted capital expenditures for our Lumière Place and River City projects, maintaining our existing casinos and hotels and for various new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or equity transactions.

Senior Subordinated Indebtedness

In 2003, we issued $135 million in aggregate principal amount of 8.75% of senior subordinated notes due 2013 (the “8.75% Notes”), which notes were issued at 98.369% of par, thereby yielding 9.00% to first call and maturity. In 2004, we issued $300 million in aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), $200 million of which were issued at a price of 99.282% of par, thereby yielding 8.375% to first call and maturity, and $100 million of which were issued later at a price of 105.00% of par, thereby yielding 7.10% to the first call date (7.35% to maturity). Net proceeds of these offerings were used to refinance our then-existing higher coupon senior subordinated notes with maturity dates in 2007.

In June 2007, we issued $385 million in aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”). The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $379 million. In connection with the sale of the 7.50% Notes, we entered into a registration rights agreement with the initial purchasers of the 7.50% Notes. Under the registration rights agreement, we have agreed to file a registration statement with respect to an offer to exchange the 7.50% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, no later than March 31, 2008. We retired our then-outstanding $275 million term loan, discussed above, and we used a portion of the proceeds to purchase $25.0 million in principal amount of our 8.25% Notes.

Under the indentures governing our 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Under our indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2:1. As of December 31, 2007, our Consolidated Coverage Ratio under our two more restrictive indentures was below 2:1. Such ratio was above 2:1 for the indenture governing our 7.50% Notes, as its definition for adjusted EBITDA is different.

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

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, compliance with covenants contained in our Credit Facility and indentures, and our ability to access the capital markets. Generally, development of our projects, including River City, Sugarcane Bay and Rivière, are contingent upon regulatory or other approvals that may or may not be achieved. We have purchased land in Atlantic City, New Jersey and Central City, Colorado for development of casino-hotels. We frequently evaluate other potential projects as well. Some of our development projects, including River City and Sugarcane Bay, are being developed pursuant to agreements and conditions with relevant government entities that require minimum investment levels and completion time schedules. We expect that the total cost of our development and expansion projects over the next several years will be several billion dollars. While we will endeavor to stage development and construction of these projects over several years, our proposed projects could strain our financial resources.

Management’s intention is to utilize existing cash resources, cash flows from operations, funds available under our Credit Facility and anticipated Biloxi and New Orleans insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. The capital required for most of our development and expansion projects exceeds our available resources. Accordingly, construction of most of our projects would require us to access the capital markets. As a result of the turmoil in the capital markets, the availability of financing in the credit markets is constrained, expensive and perhaps unavailable. We can give no assurance as to when financing would be available on more favorable terms. Various projects may have to be postponed or may not make economic sense, or may not be possible to finance, if capital markets do not improve.

While we are proceeding with our development projects, construction and completion of our various projects may require amending the terms of some of our debt and Credit Facility and accessing the capital markets, which would be difficult or expensive under current market conditions. If the credit markets do not improve, we may be forced to adopt one or more alternatives, such as incurring debt on less than favorable terms, delaying or reducing planned development and expansion projects, selling assets, restructuring or modifying debt, or obtaining additional equity financing. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from the recent historical levels. We may choose to cancel or delay projects rather than issue equity at these levels. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the returns of investing in our securities. The inability to access the capital markets when needed, or the incurrence of debt on less than favorable terms, may impair our growth and materially and adversely affect our returns from new projects and expansions and our financial condition, results of operations and cash flow and the per share trading price of our common stock. For further discussion of the impact of the current disruption in the credit markets on our development plans, see Part I, Item 1-Business-Financing Overview and Part I, Item 1A—Risk Factors—”Our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects, to the extent such projects are undertaken, will require us to raise substantial amounts of money from outside sources. In the near term, the availability of financing may be constrained by current disruptions in the credit markets.”

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following table summarizes our contractual obligations and other commitments as of December 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in millions)
Long-Term Debt Obligations (a)	$1,235.9	$63.5	$177.0	$390.7	$604.7	$—
Capital Lease Obligations	—	—	—	—	—	—
Operating Lease Obligations (b)	580.8	12.6	21.8	20.4	526.0	—
Purchase Obligations: (c)
Construction contractual obligations (d)	64.1	64.1	—	—	—	—
Other (e)	52.0	31.3	20.0	0.7	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance sheet under GAAP (f)	34.1	10.5	19.4	2.1	—	2.1

Total	$1,966.9	$182.0	$238.2	$413.9	$1,130.7	$2.1

(a)	Includes interest obligations associated with the debt obligations outstanding as of December 31, 2007, and through the debt maturity date.
(b)	For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.
(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on us.
(d)	Includes contracts executed as of December 31, 2007 for completion of our Lumière Place project, completing the guestroom expansion project at L’Auberge du Lac, completion of the hotel expansion in Argentina and certain construction related contracts for River City, which contracts are included in the project budgets.
(e)	Includes open purchase orders, employment agreements, deferred bonus obligations and the estimated withdrawal liability associated with a union-sponsored multi-employer pension benefit plan.
(f)	Includes executive deferred compensation, directors post-retirement plan and FIN 48 reserves. The amount included in the “Other” column includes FIN 48 liabilities which we are unable to make a reasonable reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2007, for which the timing of expenditures associated with such commitments is unknown, contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. Such commitments include: (i) the remaining commitment for residential housing, retail, or mixed-use development stipulated by our City of St. Louis redevelopment agreement, which must be completed by December 19, 2012; (ii) the remaining $375 million and $75 million commitments under our lease and development agreement with the St. Louis County Port Authority by May 1, 2009 and May 1, 2012, respectively; (iii) expenditures associated with our proposed expansion and development projects at Boomtown New Orleans, Boomtown Bossier City, Boomtown Reno, Sugarcane Bay, Rivière, Colorado and Atlantic City; (iv) the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005; (v) the $4.0 million to $10.0 million of industrial revenue bonds at Boomtown Reno we have agreed to purchase under certain circumstances, if necessary; (vi) expenditures associated with our proposed gaming and entertainment complex in Kansas City for which we are one of the endorsed applicants for the one gaming license to be granted in Northeastern Kansas.

FACTORS AFFECTING FUTURE OPERATING RESULTS

L’Auberge du Lac:    We recently completed an approximately $67 million expansion project that included 252 guestrooms and other amenities. We opened 208 of the guestrooms by December 31, 2007. All of the guestrooms were available by the end of January 2008, bringing the total number of guestrooms to approximately 995.

Boomtown New Orleans:    We are planning to construct a 200-guestroom upscale hotel and other upgrades to the property. We also plan to replace the three-level casino riverboat with a large single-deck casino boat, similar to the casino boat at L’Auberge du Lac.

Belterra Casino Resort:    In 2007, we added five new retail shops and refurbished 11 of the high-end suites at Belterra. In May 2007, the Governor of Indiana signed legislation authorizing the installation of 2,000 slot machines at each of two racetracks in the Indianapolis metropolitan area. As a result, we postponed indefinitely our planned construction of a 250-guestroom addition due to the significant expansion of gaming capacity in this market. Belterra is located one hour from downtown Cincinnati, Ohio and 80 minutes from Louisville, Kentucky. Belterra is also approximately two hours from Indianapolis, which is the third-largest market for Belterra, after Cincinnati, Ohio and Louisville, Kentucky. Management estimates that residents of the Indianapolis metropolitan area account for approximately 10% of Belterra’s casino revenues and approximately 11% of the guests staying at Belterra’s 608-guestroom hotel. The expanded racetrack facilities will also compete with Belterra for customers that live between Indianapolis and Cincinnati.

Boomtown Bossier City:    We are planning to construct an arrival facility for guests of our dockside riverboat casino. We also plan to refurbish the guestrooms at Boomtown Bossier City and we expect to complete this in late 2008 or early 2009.

Boomtown Reno:    The Boomtown truck stop was closed on June 15, 2007 and demolished in July to facilitate completion of the neighboring Cabela’s Inc. branded sporting goods store, which opened in November 2007. We have the entitlements to construct a new satellite casino and travel plaza, to replace the truck stop, at a different location on the property’s 490 acres of available land. We are planning to refurbish the hotel guestrooms at the property.

Lumière Place–St. Louis:    We opened our Lumière Place Casino and certain restaurants in December 2007. We opened the Four Seasons Hotel St. Louis, HoteLumière, additional restaurants, retail outlets, and spa in the first quarter of 2008. We also plan to open a pedestrian tunnel in April 2008. We purchased The Admiral Riverboat Casino in December 2006. The Lumière Place Casino and The Admiral Riverboat Casino compete with four other riverboat casinos in the area.

River City:    Development of the River City casino facility requires construction of a new road to the site, which is now underway, including a bridge over an active railroad yard, which is the “critical path” for this project. We began the foundation work for the casino project in the first quarter of 2008. We currently expect our River City project to open mid-2009, subject to licensing by the MGC.

Our River City project is subject to ongoing approval and licensing by the MGC. The issuance of the operating license is subject to, among other requirements, maintaining a fixed-charge coverage ratio (as defined by the MGC) of at least 2:1. Such ratio for the period ended December 31, 2007 was 3.47x. We believe that future operating results should provide sufficient earnings to meet such ratio, however, there is no guarantee that this will be the case.

Sugarcane Bay:    In June 2007, the LGCB approved the architectural plans for our proposed Sugarcane Bay casino resort to be built adjacent to our L’Auberge du Lac facility. The Sugarcane Bay project requires a minimum investment of $350 million. Such facility is expected to include approximately 400 guestrooms and suites, approximately 1,500 slot machines, and 50 table games, including a poker room. We are required to complete specific milestones within certain timeframes, subject to certain approvals by the LGCB. We are currently awaiting LGCB approval of our construction agreement.

Casino Magic Argentina:    We are building a 32-guestroom hotel, consisting of 15 standard rooms and 17 suites, adjoining our principal casino in Neuquén, Argentina. We expect that the hotel will be completed in mid-2008. The new hotel is expected to cost approximately US$13.0 million and is being funded through the property’s existing cash balances and operating cash flows.

Atlantic City:    We began site preparation work in 2007, including the implosion of the former Sands Casino Hotel and other structures on the site. We continue to plan and design our Atlantic City project, which for a resort of this size is expected to take at least two to three years from the date of our acquisition of the site in November 2006. The construction will then require approximately three to four additional years to complete with an anticipated opening date no earlier than 2012, subject to various regulatory approvals.

Rivière:    In September 2007, we received approval from the LGCB for our plans for a hotel and gaming entertainment project on approximately 517 acres of land that we own in Baton Rouge, Louisiana. We also own an additional 58 acres of land through a co-ownership with a third party where we own 83 1/3% and a third party owns a 16 2/3% interest. We are actively seeking the partition of such acreage with the third-party minority owner. On February 9, 2008, voters in the East Baton Rouge approved a local referendum approving the casino location in accordance with Louisiana law. The project, named Rivière, features a single-deck casino with approximately 1,500 slot machines and approximately 50 table games, a high-end hotel with 100 guestrooms, a live entertainment venue and various restaurants. Future plans for the large site (which may be developed in partnership with others) may include a residential community, a golf course, an equestrian center and miles of walking and biking trails. The first phase of the Rivière project is expected to cost $250 million. We are required to complete specific milestones within certain timeframes, subject to certain approvals by the LGCB.

Kansas City:    In December 2007, the Unified Government of Wyandotte County/Kansas City, Kansas (the “Unified Government”) endorsed our plan as one of three proposals sent on to state officials for consideration for the one casino license in the county to be issued by the state under legislation passed in 2004. Besides these three, there are other competing proposals under consideration for the same license. On December 31, 2007, a subsidiary of ours signed a development agreement with the Unified Government outlining our obligations if we are selected by the state. We believe that the other two endorsed proposals signed similar development agreements. If we are chosen as the licensee, we intend to invest $650 million in the project, which, at a minimum, will include the construction of (a) a gaming and multi-use facility; (b) a 500-guestroom hotel; (c) a combination retail, commercial and/or entertainment facility; (d) a convention center; and (e) a central water feature connecting the gaming facility with the Schlitterbahn Vacation Village resort and water park now under construction. The project is anticipated to be substantially completed approximately 36 months after the occurrence of the latter of (i) the Lottery Gaming Facility Management Contract becoming effective or (ii) the resolution of the pending lawsuit relating to the constitutionality of the Kansas Expanded Lottery Act. The State of Kansas is expected to choose the licensee during 2008.

Corporate Expenses:    We intend to operate our existing and future casino-hotels under a marketing umbrella whereby customers of each casino facility are recognized for their level of play at all of our casino facilities. We believe that such a marketing network will enhance customer loyalty at any given location, increase customer traffic through our casino facilities in other locations, and improve our returns on investment of both existing and new facilities. We anticipate the costs to create such a marketing umbrella will be significant over the next several years, as we increase staffing, purchase technology and build the database infrastructure. This accounted for much of the increase in corporate expenses in 2007 and such expenses are anticipated to remain at such levels.

Financing:    To execute all of our growth plans, we will need to arrange additional financing. We expect to utilize our revolving credit facility and our internally generated cash flow. We will also need to obtain substantial additional funding in the capital markets, which today are highly volatile and constrained. We expect that a portion of the capital that we intend to invest in future years will be indebtedness and that our financial leverage will increase. However, depending upon the scale and timing of the various projects and our interim cash flows, it may also be necessary or advantageous to access the equity markets again in the future. If the terms for the necessary funding at any given time are not acceptable to us, then we may delay the start of construction of one or more projects.

Biloxi Insurance Claim:    In April 2006, we have filed an insurance claim and in August 2006, we filed a lawsuit against three of our insurance carriers for the losses associated with hurricane-related damage to our former Casino Magic Biloxi site. We currently estimate the value of our insurance claim, net of any litigation claim for interest or bad-faith damages, at approximately $297 million. In February 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for Arch’s agreement to pay us approximately $36.8 million on or before March 17, 2008. We continue to pursue our claims against the two remaining defendant carriers for their respective shares of Pinnacle’s total hurricane-related damage and consequential loss in Biloxi.

Cumulatively, as of December 31, 2007, we have received $105 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.5 million) is recorded as a deferred gain on our Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their depreciated book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. As the insurance claim is resolved, which is likely to be either through negotiation or litigation, management expects to record a significant accounting gain when amounts are received. Such gain would primarily reflect the forgone profits and the difference between the cost of a new facility that could be built today and the depreciated book value of the facility that was destroyed.

Pre-opening and Development Costs:    Pre-opening costs consist primarily of pre-opening payroll costs of the costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to or commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; and lease payments, real estate taxes and similar costs prior to opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects.

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

Contingencies:    We assess our exposure to loss contingencies, including legal matters, and reserve for an exposure if it is judged to be probable and estimable. We assess our exposure to tax matters using the recognition threshold and measurement attributes prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Uncertainty in Income Taxes,” which became effective for us on January 1, 2007. If the actual loss from a contingency differs from our estimate, operating results could be affected.

CRITICAL ACCOUNTING POLICIES

The audited Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will not differ from those estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our audited Consolidated Financial Statements:

Property and Equipment:    We have a significant investment in long-lived property and equipment, which represents approximately 78.2% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. We review the carrying value of our property and equipment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

Self-insurance Reserves:    We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of cost per claim.

Income Tax Assets and Liabilities:    We utilize estimates related to cash flow projections for the application of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” to the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.

In accordance with SFAS No. 5, “Accounting for Contingencies,” we record tax contingencies when the exposure item becomes probable and reasonably estimable. We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is resolved or upon the expiration of the statute of limitations. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.

Goodwill and Other Intangible Assets:    In January 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an annual review of goodwill and other non-amortizing intangible assets for impairment. The annual evaluation of goodwill and other non-amortizing intangible assets requires the use of estimates, including recent and future operating results, discount rates, risk premiums and terminal values, to determine the estimated fair values of our reporting units and gaming licenses.

Insurance Receivables:    We have significant receivables from insurance companies related to the Biloxi property. We record receivables to the extent of our net book value for physical property damage and for actual costs incurred under the business-interruption coverage. Until such claims are resolved, no gains for coverage in excess of net book value and no potential insurance recoveries for lost profits are recorded. Significant estimates are required in determining the amount of our insurance claims.

Share-based Compensation:    Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in our consolidated financial statements. The cost is measured at grant date, based on the calculated fair value of the award and is recognized as expense over the vesting period of the equity award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB No. 25 and related interpretations. We also followed the disclosure requirements of SFAS No.123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for 2005 do not reflect the fair value method of recognizing compensation cost relating to share-based compensation.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

FIN No. 48    In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. FIN 48 addresses the recognition, measurement, classification and disclosure issues related to the recording of financial statement benefits for income tax positions that have some degree of uncertainty. FIN 48 became effective for us on January 1, 2007 (our first fiscal year after December 15, 2006). See Note 5 to our audited Consolidated Financial Statements for more information.

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

SFAS No. 157    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 will become effective for us on January 1, 2008 (our first fiscal year beginning after November 15, 2007). We have not yet determined the effect, if any, SFAS No. 157 will have on our consolidated financial statements.

SFAS No. 160    In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements.” The statement is an amendment of Accounting Research Bulletin No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding minority interest. SFAS No. 160 will become effective for us on January 1, 2009 (our first fiscal year beginning after December 15, 2008). We have not yet determined the effect, if any, SFAS No. 160 will have on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010. As of December 31, 2007, there was outstanding $50 million under this revolving credit facility and $21.2 million under various letters of credit. In early 2008, we borrowed an additional $90 million under our revolving credit facility. Our borrowings under our Credit Facility accrue interest at LIBOR plus a margin, which margin is currently 1.50%. If LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $500,000 per year, assuming constant debt levels.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at December 31, 2007 were $32.9 million, or approximately 1.5% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2007. At December 31, 2007, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Revolver Loan Facility(a)	$0	$0	$50,000	$0	$0	$0	$50,000	$50,000
Rate	6.71%	6.71%	6.71%	6.71%	6.71%	6.71%
7.50% Notes	$0	$0	$0	$0	$0	$385,000	$385,000	$347,944
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	$0	$0	$0	$0	$275,000	$0	$275,000	$276,719
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$0	$0	$0	$0	$0	$135,000	$135,000	$136,856
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$87	$82	$88	$95	$102	$553	$1,007	$1,007
Avg. Interest rate	7.59%	7.34%	7.34%	7.34%	7.25%	7.25%	7.23%

(a)	The revolving credit facility has a floating interest rate per annum based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which margin was 1.50% over LIBOR, or 6.71% at December 31, 2007, including LIBOR.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Financial Statements included on pages F-1 through F-44 are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

Deloitte & Touche LLP has issued an attestation report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pinnacle Entertainment, Inc.

Las Vegas, Nevada

We have audited the internal control over financial reporting of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion, and includes explanatory paragraphs related to the adoption of Statement of Financial Accounting Standards No. 123(R) and Financial Accounting Standards Board Interpretation No. 48, on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2008

Item 9B.	Other Information

Pinnacle has elected to include the following information in this Item 9B of Form 10-K in lieu of reporting it on a separately filed Form 8-K. The following disclosures would otherwise be filed on Form 8-K under the heading “Item 5.02(e)—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

On February 25, 2008, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Pinnacle approved a 2007 bonus for Mr. Lee of $733,275, 30% of which shall be deferred as described below. Such bonus was based on achievement of previously-established objective performance goals for 2007 pursuant to the 2005 Equity and Incentive Performance Plan, which plan was filed as Exhibit 10.1 to Pinnacle’s Current Report on Form 8-K filed with the SEC on May 12, 2006, and Mr. Lee’s employment agreement, which agreement was filed as Exhibit 10.1 to Pinnacle’s Current Report on Form 8-K filed with the SEC on December 28, 2006. The deferred portion of Mr. Lee’s bonus was deferred as permitted by and under the terms of Mr. Lee’s employment agreement and by action of the Compensation Committee. The deferred portion of the bonus is paid in three equal annual installments beginning January 2009, and no interest is accrued or paid on such deferred amount. The deferred portion of the bonus is also payable upon termination in certain circumstances and forfeited under certain other circumstances. The cash portion of the bonus will be paid to Mr. Lee in the near future.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required under this item will be contained in our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)  Documents filed as a part of this report.

1.	Financial Statements—See the Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules filed in Part IV of this report are listed below:

•	Schedule II—Valuation and Qualifying Accounts; years ended December 31, 2005, 2006 and 2007

We have omitted all other financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.	Exhibits.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

2.2	Amendment No. 1, dated as of April 18, 2006, to Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

2.3	Amendment No. 2, dated as of April 23, 2006, to Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

2.4	Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated as of March 13, 2006 as amended and restated as of April 28, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

2.5	Amendment No. 4, dated as of May 5, 2006, to Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

2.6	Acquisition Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming, LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC, and Mitre Associates LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.1†	Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11†	2005 Equity and Performance Incentive Plan, as Amended, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006. (SEC File No. 001-13641).

4.12†	Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.13†	Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005. (SEC File No. 001-13641).

4.14†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

Exhibit Number	Description of Exhibit
4.15†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.16†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.17	Indenture dated as of September 25, 2003 by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.18	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.19	Form of 8.75% Senior Subordinated Note due 2013 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.20	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.21	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.22	Second Supplemental Indenture dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.23	Third Supplemental Indenture dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.24	Fourth Supplemental Indenture dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

Exhibit Number		Description of Exhibit
4.25	*	Fifth Supplemental Indenture, dated as of May 29, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.26		Sixth Supplemental Indenture, dated as of June 7, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 001-13641).

4.27		Form of 8.25% Senior Subordinated Note due 2012 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.28		Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.29		Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.30		Registration Rights Agreement, dated as of June 8, 2007, among the Company, the guarantors identified therein and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.1		Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-13641).

10.2		First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-13641).

10.3		Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.4	Third Amendment, dated as of November 17, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005 and that Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 11, 2006), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns, & Co. Inc., as Joint Advisors, Joint Lead Arrangers and joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006. (SEC File No. 001-13641).

10.5†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

10.6*†	Pinnacle Entertainment, Inc. Second Amendment and Restatement of the Executive Deferred Compensation Plan, effective December 31, 2007.

10.7†	Summary of the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, filed on May 9, 2005.

10.8†	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).

10.9†	Summary of Compensation Arrangements related to special bonuses is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.10†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.11†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.12†	Summary of 2007 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.13†	Second Amended and Restated Employment Agreement, effective as of October 31, 2006, dated December 21, 2006 between Pinnacle Entertainment, Inc. and Daniel R. Lee incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006. (SEC File No. 001-13641).

10.14†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.15†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.16†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.17†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.18	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. (SEC File No. 001-13641).

10.19	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998. (SEC File No. 001-13641).

10.20	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.21	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.22	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.23	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.24	Ground Lease Agreement, effective as of August 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.25	Guaranty Agreement, effective as of August 1, 2007, by and between Pinnacle Entertainment, Inc. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.26	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

Exhibit Number	Description of Exhibit
10.27	First Amendment to Redevelopment Agreement and First Amendment to Option Agreement dated as of December 23, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.28	Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.29	Third Amendment to the Redevelopment Agreement by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.30	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.31	Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.32	Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.33	Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.34	Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.35	Fifth Amendment to Lease and Development Agreement, dated as of March 30, 2007, by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.36	Sixth Amendment to Lease and Development Agreement, dated November 26, 2007, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.37	Purchase Agreement dated February 24, 2006 by and between Pinnacle Entertainment, Inc. and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri, Inc. is hereby incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.38	Side Letter dated February 24, 2006 by and between Pinnacle Entertainment, Inc. and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.39	Tender Offer Letter, dated July 12, 2006, by and among Pinnacle Entertainment, Inc., AIG Global Investment Corp., MacKay Shields LLC, St. Louis Parking Company, Material Sales Company, St. Louis Post-Dispatch, and U.S. Food Service is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006. (SEC File No. 001-13641).

10.40	Settlement Agreement dated as of October 10, 2006, by and among Pinnacle Entertainment, Inc., the Official Committee of Equity Security Holders of President Casinos, Inc., President Casinos, Inc., President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.41	Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006 is hereby incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.42	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 18, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

10.43	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 23, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

10.44	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 27, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

10.45	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated May 4, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.46	Indemnification Trust Agreement dated as of August 16, 2005, by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.47	Underwriting Agreement dated as of January 12, 2006 by and between Pinnacle Entertainment, Inc. and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-13641).

10.48	Underwriting Agreement dated as of January 11, 2007 by and between Pinnacle Entertainment, Inc. and Bear, Stearns & Co., Inc. & Lehman Brothers Inc., as representatives of the several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.49	Agreement for the Sale and Purchase of Real Estate, Assignment of Leases, and Joint Escrow Instructions by and among Biloxi Casino Corp., Casino Magic Corp. and Casino One Corporation and Grand Casinos of Mississippi, Inc.-Biloxi dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.50	Purchase Agreement by and among Pinnacle Entertainment, Inc. Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, and Harrah’s Operating Company, Inc. dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.51	Amendment to Purchase Agreement dated as of October 3, 2006 by and between Pinnacle Entertainment Inc., Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership and Harrah’s Operating Company, Inc. is hereby incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.52	Statement of Conditions to Riverboat Gaming License of Harrah’s Lake Charles, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.53	Statement of Conditions to Riverboat Gaming License of Harrah’s Star Partnership is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.54	Stockholders Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

10.55	Agreement dated as of September 11, 2006 between Pinnacle Entertainment, Inc. and Timothy J. Parrott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006. (SEC File No. 001-13641).

10.56	Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC by and between Pinnacle Entertainment, Inc. as a Member, and Robert L. Johnson, as a Member is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006. (SEC File No. 001-13641).

10.57	Termination Agreement of Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC, dated September 27, 2007, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 001-13641).

10.58†	Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2007. (SEC File No. 001-13641).

10.59	Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.60	Development Agreement dated December 31, 2007, by and between Unified Government of Wyandotte County/Kansas City, Kansas and PNK (Kansas), LLC, is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.61	Standard Form of Agreement, dated November 27, 2007, between Owner and Contractor by and between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.62	Purchase Agreement, dated as of June 5, 2007, by and among Pinnacle Entertainment, Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.63	Guaranteed Maximum Price Agreement, dated as of May 11, 2007, between Casino One Corporation and McCarthy Building Companies, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007. (SEC File No. 001-13641).

10.64*†	Summary of 2007 Bonus Award Schedule.

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Dated: February 29, 2008	By:	/S/ DANIEL R. LEE
Daniel R. Lee
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ DANIEL R. LEE	Dated: February 29, 2008
Daniel R. Lee
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By:	/S/ STEPHEN H. CAPP	Dated: February 29, 2008
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ STEPHEN C. COMER	Dated: February 29, 2008
Stephen C. Comer
Director

By:	/S/ JOHN V. GIOVENCO	Dated: February 29, 2008
John V. Giovenco
Director

By:	/S/ RICHARD J. GOEGLEIN	Dated: February 29, 2008
Richard J. Goeglein
Director

By:	/S/ ELLIS LANDAU	Dated: February 29, 2008
Ellis Landau
Director

By:	/S/ BRUCE A. LESLIE	Dated: February 29, 2008
Bruce A. Leslie
Director

By:	/S/ JAMES L. MARTINEAU	Dated: February 29, 2008
James L. Martineau
Director

By:	/S/ MICHAEL ORNEST	Dated: February 29, 2008
Michael Ornest
Director

By:	/S/ LYNN P. REITNOUER	Dated: February 29, 2008
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Pinnacle Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated income statements, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

February 29, 2008

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED INCOME STATEMENTS

	For the year ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues:
Gaming	$811,161	$782,960	$566,280
Food and beverage	46,393	45,508	37,213
Hotel and recreational vehicle park	23,431	30,346	21,411
Truck stop and service station	18,429	29,890	28,397
Other operating income	24,297	23,653	15,162

	923,711	912,357	668,463

Expenses and other costs:
Gaming	473,146	444,880	338,958
Food and beverage	46,722	43,851	36,529
Hotel and recreational vehicle park	11,698	14,724	10,774
Truck stop and service station	17,502	28,246	26,800
General and administrative	202,496	174,422	126,881
Other operating expenses	11,485	11,494	10,959
Depreciation and amortization	81,037	69,120	55,685
Pre-opening and development costs	60,783	29,773	29,608
Write-downs and other charges, net	4,364	—	—

	909,233	816,510	636,194

Operating Income	14,478	95,847	32,269
Other non-operating income	15,510	16,009	3,668
Interest expense, net of capitalized interest	(25,715)	(53,678)	(49,535)
Merger termination proceeds, net of related expenses	—	44,731	—
Loss on early extinguishment of debt	(6,124)	—	(3,752)

Income (loss) from continuing operations before income taxes	(1,851)	102,909	(17,350)
Income tax benefit (expense)	466	(41,122)	17,290
Minority interest	—	100	—

Income (loss) from continuing operations	(1,385)	61,887	(60)
Income (loss) from discontinued operations, net of income taxes	(21)	14,999	6,185

Net income (loss)	$(1,406)	$76,886	$6,125

Net income per common share—basic
Income (loss) from continuing operations	$(0.02)	$1.30	$0.00
Income from discontinued operations, net of income taxes	0.00	0.31	0.15

Net income (loss) per common share—basic	$(0.02)	$1.61	$0.15

Net income per common share—diluted
Income (loss) from continuing operations	$(0.02)	$1.26	$0.00
Income from discontinued operations, net of income taxes	0.00	0.30	0.14

Net income (loss) per common share—diluted	$(0.02)	$1.56	$0.14

Number of shares—basic	59,221	47,629	40,703
Number of shares—diluted	59,221	49,272	42,951

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$191,124	$188,576
Restricted cash	—	22,321
Accounts receivable, net of allowance for doubtful accounts of $11,321 and $8,979	20,562	27,754
Inventories	6,688	6,420
Prepaid expenses and other assets	54,092	31,709
Income tax receivable	—	4,719
Deferred income taxes	9,213	7,067

Total current assets	281,679	288,566
Restricted cash	6,163	5,756
Property and equipment, net	1,716,282	1,260,371
Goodwill	45,286	45,265
Intangible assets, net	74,487	79,107
Other assets, net	69,647	58,765

	$2,193,544	$1,737,830

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,736	$45,684
Accrued interest	11,136	10,677
Accrued compensation	41,533	42,225
Other accrued liabilities	72,663	91,023
Current portion of long-term debt	87	1,131

Total current liabilities	212,155	190,740
Long-term debt less current portion	841,214	773,158
Other long-term liabilities	70,272	33,179
Deferred income taxes	17,544	46,170
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock	—	—
Common—$0.10 par value, 59,887,181 and 48,179,581 shares outstanding, net of treasury shares	6,190	5,019
Additional paid in capital	989,589	625,325
Retained earnings	92,520	96,089
Accumulated other comprehensive loss	(15,850)	(11,760)
Treasury stock, at cost	(20,090)	(20,090)

Total stockholders’ equity	1,052,359	694,583

	$2,193,544	$1,737,830

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	(in thousands)
Balance as of January 1, 2005	$4,251	$428,042	$13,078	$(10,091)	$(20,090)	$415,190
Net income	—	—	6,125	—	—	6,125
Foreign currency translation loss	—	—	—	(1,018)	—	(1,018)

Total comprehensive income						5,107

Executive stock option compensation	—	157	—	—	—	157
Common stock option exercises	47	4,796	—	—	—	4,843
Tax benefit from stock option exercises	—	2,517	—	—	—	2,517

Balance as of December 31, 2005	$4,298	$435,512	$19,203	$(11,109)	$(20,090)	$427,814
Net income	—	—	76,886	—	—	76,886
Foreign currency translation loss	—	—	—	(651)	—	(651)

Total comprehensive income						76,235

Share-based compensation	—	6,146	—	—	—	6,146
Common stock option exercises	31	3,246	—	—	—	3,277
Equity offerings	690	178,172	—	—	—	178,862
Tax benefit from stock option exercises	—	2,249	—	—	—	2,249

Balance as of December 31, 2006	$5,019	$625,325	$96,089	$(11,760)	$(20,090)	$694,583
Net loss	—	—	(1,406)	—	—	(1,406)
Foreign currency translation loss	—	—	—	(652)	—	(652)
Post-retirement benefit obligations	—	—	—	(80)	—	(80)
Unrealized loss on marketable securities available for sale, net of income tax	—	—	—	(3,358)	—	(3,358)

Total comprehensive loss						(5,496)

FIN 48 adoption adjustment (see Note 5)	—	—	(2,163)	—	—	(2,163)
Share-based compensation	—	8,432	—	—	—	8,432
Common stock option exercises	21	2,330	—	—	—	2,351
Equity offerings	1,150	352,188	—	—	—	353,338
Tax benefit from stock option exercises	—	1,314	—	—	—	1,314

Balance as of December 31, 2007	$6,190	$989,589	$92,520	$(15,850)	$(20,090)	$1,052,359

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,406)	$76,886	$6,125
Depreciation and amortization	81,037	69,120	63,024
Gain on sale of assets	(488)	(27,165)	—
Write-downs and other charges	4,852	4,939	—
Loss on extinguishment of debt	6,124	—	3,752
Amortization of debt issuance costs	4,289	3,716	3,145
Share-based compensation expense	8,427	5,638	—
Tax benefit from stock option exercises	1,314	2,249	2,517
Excess tax benefit from stock equity plans	(1,136)	(1,853)	—
Advances of insurance claims in excess of book value	5,000	—	—
Change in long-term accounts, net	12,778	12,329	(2,108)
Change in income taxes	(1,464)	40,425	(19,067)
Net change in insurance receivable	—	16,734	(16,734)
Excess insurance proceeds	—	16,688	—
Changes in operating assets and liabilities:
Receivables	8,689	(3,040)	(7,736)
Prepaid expenses and other	(189)	(2,671)	(2,906)
Accounts payable	21,950	(4,417)	15,292
Other accrued liabilities	3,185	(2,962)	18,230
Accrued interest	459	(89)	(1,788)

Net cash provided by operating activities	153,421	206,527	61,746

Cash flows from investing activities:
Payments for asset acquisitions, net of cash acquired	—	(334,224)	—
Payments for businesses acquired, net of cash acquired	—	(41,322)	(37,335)
Capital expenditures and land additions	(545,644)	(186,533)	(202,774)
Investment in available for sale securities	(39,849)	—	—
Additional funding for 2006 asset acquisitions	(10,087)	—	—
Decrease in restricted cash	21,914	(18,387)	76,276
Proceeds from sale of property and equipment	7,505	88,330	231
Insurance proceeds for hurricane damages	—	32,813	25,000

Net cash used in investing activities	(566,161)	(459,323)	(138,602)

Cash flows from financing activities:
Proceeds from credit facility	50,000	135,000	419,008
Repayments under credit facility	(335,000)	(20,000)	(324,008)
Payment on 8.25% senior subordinated notes	(25,000)	—	(65,000)
Payment on other secured and unsecured notes payable	(2,075)	(1,390)	(2,473)
Proceeds from 7.50% senior subordinated notes	379,321	—	—
Proceeds from common stock equity offerings	353,338	178,862	—
Proceeds from common stock options exercised	2,351	3,277	4,843
Debt issuance and other financing costs	(9,418)	(3,477)	(9,171)
Other financing activities, net	(17)	3	27
Excess tax benefits from stock equity plans	1,136	1,853	—

Net cash provided by financing activities	414,636	294,128	23,226

Effect of exchange rate changes on cash and cash equivalents	652	(88)	(1,412)

Increase (decrease) in cash and cash equivalents	2,548	41,244	(55,042)
Cash and cash equivalents at the beginning of the year	188,576	147,332	202,374

Cash and cash equivalents at the end of the year	$191,124	$188,576	$147,332

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$63,025	$53,006	$53,099
Cash received (paid) for income taxes, net	1,158	20,077	1,085
Non-cash currency translation rate adjustment	652	651	412
Construction payables accrued	19,102	6,152	6,018

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

General    Pinnacle Entertainment, Inc. (“Pinnacle”) is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City”, respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“Lumière Place–St. Louis”). Internationally, we operate several small casinos in Argentina (“Casino Magic Argentina”) and one in The Bahamas (“The Casino at Emerald Bay”).

Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, we are constructing a casino named River City. In Lake Charles, Louisiana we are developing a second casino resort to be called Sugarcane Bay. In Baton Rouge, Louisiana, we are developing a casino resort to be called Rivière and in Kansas City, Kansas, we have submitted a proposal and the requisite gaming application for a casino resort. Each of these projects is subject to various regulatory approvals. Additionally, we own a casino site at the heart of the famed Boardwalk in Atlantic City, New Jersey, on which we plan to build a major new casino resort. We also have a number of planned expansions at our existing casino destinations.

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

Use of Estimates    The preparation of consolidated financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, (a) the evaluation of the future realization of deferred tax assets, (b) determining the adequacy of reserves, and (c) estimates of the forfeiture rate, expected life of options and stock price volatility when computing share-based compensation expense. Actual results will likely differ from those estimates.

Fair Value of Financial Instruments    The carrying amount of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. We have marketable securities which are classified as available for sale. Available-for-sale securities are marked-to-market based on quoted market values for the securities, with the unrealized gains and losses, net of tax reported as a component of accumulated other comprehensive gain or loss. At December 31, 2007, we held $34.3 million available-for-sale securities which are included in prepaid and other assets on the consolidated balance sheet. We did not have any such securities at December 31, 2006.

Restricted Cash    Current restricted cash consists of cash and highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value.

Long-term restricted cash at December 31, 2007 and 2006 consists primarily of an indemnification trust deposit of approximately $5.5 million and $5.3 million, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Current restricted cash of $22.3 million at December 31, 2006 represents monies received in July 2006 from the sale of the Hollywood Park Casino card club leasehold interest, which funds were held by a qualified intermediary while we explored the potential of a deferred like-kind exchange of the property under Section 1031 of the Internal Revenue Code of 1986, as amended. We concluded that the benefits of such potential like-kind exchange did not offset the risks and costs so no such transaction was consummated and the funds were transferred to our general corporate cash account in January 2007.

Accounts Receivable    Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $11.3 million and $9.0 million as of December 31, 2007 and 2006, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables.

We extend casino credit to approved customers in states where it is permitted following background checks and investigations of creditworthiness.

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. If a long-lived asset is to be retained, we assess in accordance with GAAP the recoverability based on the sum of the asset’s future undiscounted cash flows over the estimated remaining life compared to the asset’s book value. If an impairment exists, the asset is written down to fair value, based on quoted market prices, insured values, or another valuation technique, such as discounted cash flow analysis. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value.

In August 2005, Casino Magic Biloxi casino was destroyed, and the hotel and other improvements were severely damaged, all as a result of Hurricane Katrina. In April 2006, we executed a non-binding letter of intent to, among other things, sell the Casino Magic Biloxi assets, at which time we recorded an impairment charge of approximately $4.9 million to reflect the proposed sales price. Such impairment charge is included in 2006 discontinued operations. The sales price reflected the destruction of the property, as the insurance claims related to such destruction were retained by us. A formal sales agreement was executed in May 2006 and the transaction was completed in November 2006 (see Note 13).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalization of Interest    We capitalize interest expense on construction in progress based on our average cost of borrowed funds. Interest is no longer capitalized once the project is substantially complete. Capitalized interest included in interest expense was $42.9 million, $5.8 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life.

Goodwill and Other Intangible Assets    Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other non-amortizing intangible assets are not amortized, but instead are subject to an annual assessment for impairment, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.

Goodwill:    Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Based on assessments performed, there were no impairments to Goodwill in 2007, 2006 and 2005.

Intangible Assets—Non-amortizing:    In connection with the November 2006 purchase of two entities from Harrah’s Entertainment, Inc. (“Harrah’s”), we allocated approximately $57.5 million of the purchase price to non-amortizing intangible assets—see Note 2 “Lake Charles, Louisiana.”

In connection with a prior acquisition, a portion of the purchase price was allocated to conducting the gaming operations of Boomtown Bossier City. In connection with the implementation of SFAS No. 142 in 2002, we valued such asset at approximately $19.9 million and classified it as a non-amortizing intangible asset with an indefinite useful life. In connection with the final resolution of certain income tax matters in 2007, we reversed certain tax accruals, which resulted in a $4.3 million reduction of such non-amortizing intangible asset.

Non-amortizing intangible assets are subject to an annual assessment for impairment by applying a fair-value-based test. Based on assessments performed, there was no impairment in 2007, 2006 and 2005.

Intangible Assets—Amortizing:    Also, in connection with the prior acquisition, a portion of the acquisition price was allocated to a concession agreement to operate casinos in Argentina. The concession agreement provides us certain exclusive rights to operate casinos in major cities of the Province of Neuquén. In 2003, we and the Province of Neuquén amended the concession agreement, permitting extensions of the concession contract through 2016 provided that we build a replacement casino in Neuquén, which we completed and opened in July 2005. We can also receive an additional five-year extension to 2021, if we invest five million pesos (or $1.6 million based on the December 31, 2007 exchange rate) in a minimum three-star hotel facility with a minimum of 10 guestrooms. Such hotel is currently under construction and expected to open in 2008. After the new hotel is inspected and approved by the local gaming commission, our exclusivity should be extended from 2016 to 2021.

Amortization expense of the license cost for the years ended December 31, 2007, 2006 and 2005 was $404,000, $377,000 and $383,000, respectively. Based on our ability and intent to satisfy the 2003 amended concession agreement conditions, we are amortizing the gaming license through 2021. The unamortized gaming license costs as of December 31, 2007 and 2006 were $893,000 and $990,000, respectively. Estimated future amortization expense for each of the next five years, applying the average peso-to-dollar exchange rate for the year ended December 31, 2007 to each such period, is approximately $60,000.

Debt Issuance Costs and Related Amortization    Debt issuance costs, net of accumulated amortization, were $19.7 million and $20.9 million at December 31, 2007 and 2006, respectively, and are included in Other

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets on the consolidated balance sheets. Such costs are incurred in connection with long-term debt and bank financing and are capitalized, when appropriate and permitted under GAAP, and amortized to interest expense over the expected term of the related debt agreement. We use the straight-line method that approximates the effective interest method for such amortization. Such amortization periods range from five years for our revolving credit facility to ten years for the 8.75% senior subordinated notes due in 2013 (see Note 4). Amortization of debt issuance costs included in interest expense was $4.3 million, $3.7 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated amortization as of December 31, 2007 and 2006 was $11.8 million and $8.3 million, respectively.

Self Insurance    We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals of estimated settlements for known claims, as well as accruals of estimates of incurred but not reported claims, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Income Taxes    We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable. In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. We adopted FIN 48 on January 1, 2007 (our first fiscal year after December 15, 2006). See Note 5 for additional information.

Revenue Recognition    Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Food and beverage, hotel, truck stop, service station, and other operating revenues are recognized as products are delivered or services are performed. Other operating revenues are comprised primarily of retail, arcade and showroom revenue.

We reward certain customers with cash based upon their level of play on certain casino games (primarily slot machines), including the cash value of frequent-player “points” and coin coupon offerings. The cash values are recorded as a reduction in revenues.

Revenues in the accompanying consolidated income statements exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying consolidated income statements are $91.3 million, $81.0 million and $58.8 million for 2007, 2006 and 2005, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $66.2 million, $64.9 million and $48.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Costs    Advertising costs are expensed as incurred, consistent with Statement of Position 93-7 “Reporting on Advertising Costs.” Such costs (excluding expenses included in pre-opening and development costs of $4.8 million, $448,000 and $5.6 million in 2007, 2006 and 2005, respectively) were $20.6 million, $19.6 million and $18.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in gaming expenses on the accompanying consolidated income statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-opening and Development Costs    Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” For 2007, 2006 and 2005, pre-opening and development costs were $60.8 million, $29.8 million and $29.6 million, respectively. In 2007, pre-opening and development costs were primarily associated with Lumière Place and our Atlantic City, Sugarcane Bay and Rivière projects. Costs in 2006 were primarily associated with the St. Louis development activities and the acquisition and expansion activities throughout the year. Such costs in 2005 were primarily related to the opening of our L’Auberge du Lac facility, as well as early St. Louis development activities.

Other Non-operating Income    In addition to interest income of $15.5 million, $14.2 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, other non-operating income for the 2006 year includes a gain on the sale of Aztar Corporation common stock of $1.8 million.

Minority Interest    In 2007 and 2006, we consolidated the accounts and activity of a joint-venture condominium project we were developing in the City of St. Louis. In 2007, we absorbed 100% of the losses incurred by the project. In 2006, we absorbed all but $100,000 of the project costs, which amount the joint venture partner absorbed and is reflected as minority interest on the consolidated income statement. There was no such minority interest in 2005.

Due to rising construction costs and weakening markets for residential real estate, we anticipate ending our relationship with the joint venture partner in early 2008, which resulted in a write-off of $1.0 million in project-related costs.

Construction Period Lease Costs    Construction period lease costs are expensed pursuant to Financial Accounting Standards Board (“FASB”) Staff Position No. FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Such costs primarily occur when we enter into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. Pursuant to FSP FAS 13-1, we expense construction-period lease costs once possession and control of the leased asset has passed to us regardless of the timing of cash rent obligations, and the construction-period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, we record a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.

In September 2005, in connection with the commencement of site development activities at our River City project site, we began expensing lease costs associated with the 99-year lease obligation for the land underlying the planned project. Under such lease, rent begins when the facility opens. Based on the minimum future cash lease obligation of $4.0 million per annum, and the assumption of a four-year construction period, we recorded a charge of approximately $3.8 million in 2007 and $4.0 million in 2006. Such charge is non-cash prior to opening and is included in pre-opening and development costs.

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

Share-based Compensation    Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in our consolidated financial statements. The cost is measured at grant date, based on the calculated fair value of the award and is recognized as expense over the vesting period of the equity award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB No. 25 and

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related interpretations. We also followed the disclosure requirements of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for 2005 do not reflect the fair value method of recognizing compensation cost relating to share-based compensation.

Comprehensive Income    SFAS No. 130, “Reporting Comprehensive Income,” requires that a company disclose other comprehensive income (loss) and the components of such income (loss). The objective of SFAS No. 130 is to report a measure of all changes in equity other than transactions with stockholders, such as the issuance or repurchase of shares. “Comprehensive income (loss)” is the sum of net income (loss) and other comprehensive income (loss), which includes translation adjustments, unrealized gain (loss) on marketable securities available for sale and post-retirement plan benefit obligations.

In February 2007, the Board of Directors approved the Director Medical Plan (defined below—see Note 8). Pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106 and 132R,” an initial projected benefit obligation of $171,000 was recorded in the first quarter of 2007, and a portion amortized through December 31, 2007. Also, in accordance with SFAS No. 158, the Director Medical Plan was evaluated at December 31, 2007 as to our future obligation, which evaluation resulted in a reduction of our current benefit obligation in the amount of $19,000. We did not have the Directors Medical Plan as of December 31, 2006.

From time to time, we have purchased marketable securities within the hospitality industry for strategic reasons. In connection with securities that we acquired during the fourth quarter of 2007 and held at year-end 2007, we had a pre-tax unrealized loss of $5.5 million for the three and twelve-month periods ended December 31, 2007. This pre-tax unrealized loss increased further in early 2008, as the securities owned by us declined along with the securities of most hospitality companies. We do not actively trade such securities, which are held as available for sale and therefore, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we recorded the after-tax unrealized loss in accumulated other comprehensive loss on the consolidated balance sheet as of December 31, 2007. We determined the fair value of the securities based on the closing market price of the securities as of December 31, 2007.

Earnings per Share    Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the treasury stock method. As of December 31, 2007 and 2005, our share-based awards issued under our Stock Option Plans (defined below) consisted only of common stock option grants. For the year ended December 31, 2006, our share-based awards issued under our Stock Option Plans (defined below) consisted of common stock option grants and restricted stock awards.

Recently Issued Accounting Pronouncements

FIN 48    In July 2006, the FASB released FIN 48, “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. FIN 48 became effective for us on January 1, 2007 (our first fiscal year after December 15, 2006). See Note 5 for additional information.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 157    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements and does not require any new fair value measurements. SFAS No. 157 will become effective for us on January 1, 2008 (our first fiscal year beginning after November 15, 2007). We have not yet determined the effect, if any, SFAS No. 157 will have on our consolidated financial statements.

SFAS No. 160    In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements.” The statement is an amendment of Accounting Research Bulletin No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements regarding minority interest. SFAS No. 160 will become effective for us on January 1, 2009 (our first fiscal year beginning after December 15, 2008). We have not yet determined the effect, if any, SFAS No. 160 will have on our consolidated financial statements.

Note 2—Expansion and Developments

Kansas City, Kansas:    In 2007, we obtained options for the purchase of approximately 60 acres of land for the benefit of our proposed new gaming entertainment complex in Kansas City, Kansas. Such land purchase options include certain contingencies, including, among other things, our being selected by the state of Kansas to build our proposed gaming entertainment complex on such land.

Baton Rouge, Louisiana:    In 2007 and 2006, we purchased approximately 517 acres of land and a majority co-ownership interest in an additional 58 acres for approximately $22.2 million on which we intend to build our Rivière casino resort. On February 9, 2008, voters in the East Baton Rouge Parish approved a local referendum changing the berth site from Lake Charles, Louisiana to Baton Rouge, Louisiana.

Atlantic City, New Jersey:    In November 2006, we completed the purchase of entities that own a casino site in Atlantic City, New Jersey. This site included the former Sands Casino Hotel and certain other adjacent property.

The aggregate purchase price paid at closing for the former casino site and additional property, other assets, tax benefits and working capital items of the entities was approximately $275 million. We paid an additional $10.1 million of the purchase price in the first quarter of 2007 following settlement of a property tax matter that resulted in a like amount of property tax credits available in future years. The total consideration paid was allocated among the acquired assets and liabilities based on preliminary estimates of their relative fair market values at the date of purchase. We finalized our assessment of the estimated fair values in the fourth quarter of 2007. The results did not materially differ from our original purchase price allocation, and therefore no material adjustments were required to our audited financial statements.

In connection with the purchase of the former casino site, adjacent property and related improvements in 2006, we recorded an asset retirement obligation pursuant to SFAS No. 143, as amended, “Accounting for Asset Retirement Obligations” of $1.5 million for the removal of asbestos and any other environmental hazards. Due to the extended time period to complete the remediation efforts, during 2007, we extended the life of the amortization of our asset retirement obligation from 10 months to 25 months.

Lake Charles, Louisiana:    In November 2006, we completed the acquisition of two Harrah’s entities that owned, among other things, land and improvements in Lake Charles, Louisiana and two casino riverboat licenses, all for approximately $70 million. Concurrent with the purchase, we sold our former Casino Magic Biloxi site and certain related assets in Biloxi, Mississippi to Harrah’s for approximately $45 million.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price of approximately $70 million was allocated between tangible and intangible assets based on preliminary estimates of their relative fair market values at the date of purchase. We allocated $15 million to tangible assets and $55 million to identifiable intangible assets. We completed our analysis of the purchase price allocation in the second quarter of 2007, which results did not materially differ from our original purchase price allocation and therefore no material adjustments were required to our audited financial statements.

We anticipate utilizing one of the dormant gaming entities for our proposed Sugarcane Bay casino-hotel resort adjacent to L’Auberge du Lac and the other for our proposed Rivière casino resort in Baton Rouge.

The Admiral Riverboat Casino:    In December 2006, we completed the purchase of The Admiral Riverboat Casino, which is adjacent to Lumière Place, for approximately $45 million. The total consideration paid was assigned to assets and liabilities acquired based on preliminary estimates. The results did not materially differ from our original purchase price allocation, and therefore no material adjustments were required to our audited financial statements.

Merger Termination Proceeds:    The December 31, 2006 results reflect net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee from the merger agreement was $78 million. The difference reflects legal and financing fees and other costs related to the terminated merger agreement.

Note 3—Property and Equipment

Property and Equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(in millions)
Land and land improvements	$470.6	$430.8
Buildings	848.6	491.9
Equipment	437.1	314.4
Vessels	155.7	155.5
Construction in progress	150.7	160.8

	2,062.7	1,553.4
Less accumulated depreciation	(346.4)	(293.0)

	$1,716.3	$1,260.4

Construction in progress at December 31, 2007 relates primarily to our Lumière Place-St. Louis, River City and Atlantic City projects, while construction in progress at December 31, 2006 related primarily to our Lumière Place and River City projects. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $80.5 million, $68.7 million and $55.1 million, respectively.

In July 2006, we closed on the sale of approximately 28 acres of land at our Boomtown Reno property to Cabela’s Retail, Inc. for approximately $5.1 million, which land had a book value of $2.6 million. On November 16, 2007, Cabela’s opened a branded sporting goods store.

We also entered into an agreement under which we may sell or lease to Cabela’s, upon its election to purchase or lease, an additional parcel of approximately two acres, following the receipt of certain environmental clearances (which were received in August 2007). Although Cabela’s opened its retail store in November 2007, it has not yet elected whether to purchase or lease the two additional acres.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to current accounting guidelines, our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precludes us from recognizing a gain of approximately $3 million on the sale of the larger parcel at this time. In the event we execute a long-term lease for the smaller parcel, the gain on the larger parcel will be deferred and amortized over the lease term, with such gain offset by the costs, if any, of our continued involvement with the smaller parcel. In the event Cabela’s completes a purchase of the smaller parcel, the gain on the larger parcel will be recognized at such time.

It is expected that a portion of the construction cost of the Cabela’s retail store and certain road access improvements will be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase, if necessary and under certain conditions, some of these bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors. We anticipate these industrial revenue bonds will be issued in the first half of 2008.

Note 4—Long-Term Debt

Long-term debt at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	(in millions)
Secured Credit Facility	$50.0	$335.0
Unsecured 8.25% Notes due 2012	277.2	302.8
Unsecured 8.75% Notes due 2013	133.5	133.3
Unsecured 7.50% Notes due 2015	379.6	—
Other secured and unsecured notes payable	1.0	3.2

	841.3	774.3
Less current maturities	(0.1)	(1.1)

	$841.2	$773.2

Senior Secured Credit Facility:    As of December 31, 2007, our senior secured credit facility (the “Credit Facility”) consisted of a $625 million revolver facility that matures in December 2010, $50 million of which was outstanding as of year end and $21.2 million of which was utilized under various letters of credit.

The Credit Facility was executed in December 2005, and has been amended on three occasions. The first amendment (executed in December 2005) increased the permitted letters of credit sub-limit to $75 million. The second amendment became effective in November 2006 and, among other things, modified certain covenants, increased the maximum permitted consolidated leverage ratio and consolidated senior debt ratio during certain time periods, permitted certain additional capital expenditures and increased the maximum permitted capital expenditures for Lumière Place and River City. The third amendment, also effective November 2006, increased the Credit Facility by $250 million to $1.0 billion. The increase consisted of a $175 million increase to the revolving credit facility and a $75 million increase to the term loan.

In June 2007, we retired all of the $275 million of then-outstanding term loan under our $1.0 billion Credit Facility. In late June, we decided to allow the $100 million delayed-draw term loan facility to expire undrawn on July 2.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the Credit Facility, the interest rate is computed as a margin over LIBOR based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. Such margin was 1.50% and LIBOR was 5.21% as of December 31, 2007. The letters of credit bear facility fees of 1.50% per annum, while the revolving credit facility bears a commitment fee of 0.30% per annum, both of which are also based on our Consolidated Leverage Ratio. We may also, at our option, borrow at a base rate, as defined in the Credit Facility. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2007, approximately 94.1% of our debt was at fixed rates versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by most of our assets and those of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. Our subsidiaries that own the Atlantic City site and related parcels of land, our Argentine and Bahamian operations, our airplane and certain other assets, are unrestricted subsidiaries under the Credit Facility. We have been in compliance with all such covenants as of December 31, 2007 and 2006.

At December 31, 2007, we had issued approximately $21.2 million of irrevocable letters of credit, which includes $10.0 million related to our ongoing commitments required by our redevelopment agreement in St. Louis, $3.0 million associated with our River City project and $8.2 million for various self-insurance programs.

In early 2008, we borrowed an additional $90.0 million under the Credit Facility and therefore, as of February 29, 2008, we had borrowings of $140 million and outstanding letters of credit of $21.2 million under the Credit Facility.

Unsecured 7.50%, 8.25% and 8.75% Notes:    In June 2007, we issued $385 million in aggregate principal amount of 7.50% of senior subordinated notes due 2015 (the “7.50% Notes”). The 7.50% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $379 million. In connection with the sale of the 7.50% Notes, we entered into a registration rights agreement with the initial purchasers of the 7.50% Notes. Under the registration rights agreement, we have agreed to file a registration statement with respect to an offer to exchange the 7.50% Notes for a new issue of substantially identical notes registered under the Securities Act of 1933, as amended, no later than March 31, 2008. We retired our then-outstanding $275 million term loan discussed above and used a portion of the proceeds to purchase $25.0 million in principal amount of our 8.25% Notes.

In March 2004, we issued $200 million in aggregate principal amount of 8.25% of senior subordinated notes due 2012 (the “8.25% Notes”), which were issued at a price of 99.282% of par, thereby yielding 8.375% to first call and maturity. In December 2004, we issued an additional $100 million in aggregate principal amount of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.25% Notes, which additional notes were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date (7.35% to maturity). Net proceeds of these offerings were used to refinance our then-existing higher coupon senior subordinated notes. Interest is payable on such notes on March 15 and September 15.

In September 2003, we issued $135 million in aggregate principal amount of 8.75% of senior subordinated notes due 2013 (the “8.75% Notes”), which notes were issued at 98.369% of par, thereby yielding 9.00% to first call and maturity. The net proceeds of the offering were also used to retire then-existing higher coupon senior subordinated notes. Interest is payable on such notes on April 1 and October 1.

Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Our indentures permit us to incur additional indebtedness (senior or otherwise) for debt refinancing. And finally, our indentures also permit us to incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2:1. As computed under our more restrictive indentures, as of December 31, 2007, this ratio was below 2:1, but such ratio was above 2:1 for the indenture governing our 7.50% Notes, as the definition of adjusted EBITDA in such indenture differs from the definition in the other indentures.

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

The 7.50% Notes, 8.25% Notes and 8.75% Notes are redeemable, at our option, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value):

8.25% Notes Redeemable		8.75% Notes Redeemable		7.50% Notes Redeemable
On or after March 15,	At a percentage of par equal to	On or after October 1,	At a percentage of par equal to	On or after June 15,	At a percentage of par equal to
2008	104.125%	2008	104.375%	2011	103.750%
2009	102.063%	2009	102.917%	2012	101.875%
2010 and thereafter	100.000%	2010	101.458%	2013 and thereafter	100.000%
		2011 and thereafter	100.000%

Original issue premium and discount incurred in connection with debt financings are capitalized to the related long-term debt issued, and amortized to interest expense over the expected term of the related debt agreement using the effective interest method.

Transactional costs of $8.1 million and $3.5 million were capitalized to “Debt Issuance Costs” in 2007 and 2006, respectively, in connection with the issuance of the notes and credit facilities.

In 2007, we incurred charges of $6.1 million for the early extinguishment of debt. As discussed above, we retired $275 million of floating rate secured term debt, which had a current yield of 7.32%. Although the terms of the new debt are much more flexible than our existing subordinated debt and the fixed rate is only slightly higher than the rate that was being paid on the floating rate debt, the transaction resulted in a write-off of $4.6 million in

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unamortized debt issuance costs. We also utilized a portion of the proceeds of the new debt to purchase $25.0 million in principal amount of the 8.25% Notes. Such purchase involved paying a $1.1 million premium for these notes and also resulted in a write-off of $379,000 of debt issuance costs. There were no charges reflecting the early extinguishment of debt in 2006. Such charges were $3.8 million in 2005 in connection with the refinancing of our credit facilities and the repurchase of the then-existing 9.25% and 9.50% senior subordinated notes.

The estimated fair value based on quoted market prices, when available, of our long-term debt at December 31, 2007 and 2006 was $873 million and $781 million, respectively, versus the book values of $846 million and $774 million, respectively.

Annual Maturities:    As of December 31, 2007, annual maturities of secured and unsecured notes payable, and capital lease obligations are as follows (in millions):

Year ending December 31:
2008	$0.1
2009	0.1
2010 (a)	50.1
2011	0.1
2012	275.1
Thereafter	520.5

846.0
Plus the difference between principal at maturity and unamortized net debt issuance premium	(4.7)

Long-term debt	$841.3

(a)	Includes the $50 million of borrowings under our revolving credit facility due in 2010.

Note 5—Income Taxes

The composition of our income tax expense (benefit) from continuing operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2007:
U.S. Federal	$(0.6)	$(9.2)	$(9.8)
State	0.8	3.3	4.1
Foreign	4.5	0.8	5.3

	$4.7	$(5.1)	$(0.4)

Year ended December 31, 2006:
U.S. Federal	$10.4	$17.4	$27.8
State	—	10.9	10.9
Foreign	1.7	0.7	2.4

	$12.1	$29.0	$41.1

Year ended December 31, 2005:
U.S. Federal	$(0.2)	$(6.7)	$(6.9)
State	(0.1)	(11.4)	(11.5)
Foreign	2.3	(1.2)	1.1

	$2.0	$(19.3)	$(17.3)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2007		2006		2005
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (benefit) expense at the statutory rate	(35.0)%	$(0.6)	35.0%	$36.1	(35.0)%	$(6.1)
State income taxes, net of federal tax benefits	208.2%	3.9	7.6%	7.8	(5.9)%	(1.0)
Non-deductible expenses and other	182.7%	3.4	0.1%	0.1	4.2%	0.7
Reversal of reserves for unrecognized tax benefits (FIN 48)	(361.7)%	(6.7)	0.0%	0.0	0.0%	0.0
Credits	(123.2)%	(2.3)	(1.5)%	(1.5)	(6.1)%	(1.1)
Change in valuation allowance/reserve of deferred tax assets	103.9%	1.9	(1.3)%	(1.4)	(56.9)%	(9.8)

Income tax (benefit) expense from continuing operations before change in accounting principle	(25.1)%	$(0.4)	39.9%	$41.1	(99.7)%	$(17.3)

Our 2007 state tax rate is unusually high because the effects of permanent items, and certain state tax add-backs, such as the $153 million of gaming taxes in Indiana, are large in comparison to our net income for the year. Indiana is the only state whose tax laws do not allow the deduction of state gaming taxes when computing taxable income for the state’s income tax. The increase in the valuation allowance at December 31, 2007 is due to management’s assessment that certain deferred tax assets of our Argentine subsidiary may not be fully utilized.

The following table shows the allocation of income tax expense between continuing operations, discontinued operations and equity:

	For the years ended December 31,
Net Loss and Tax Benefit (Expense)	2007	2006	2005
	(in millions)
Income (loss) from continuing operations before income taxes	$(1.8)	$102.9	$(17.4)
Income tax benefit (expense) allocated to continuing operations	0.4	(41.1)	17.3
Minority interest	—	0.1	—

Income (loss) from continuing operations	(1.4)	61.9	(0.1)

Income (loss) from discontinued operations before income taxes	(2.2)	25.2	9.2
Income tax benefit (expense) allocated to discontinued operations	2.2	(10.2)	(3.0)

Income from discontinued operations	0.0	15.0	6.2

Net income (loss)	$(1.4)	$76.9	$6.1

Income tax benefit allocated to additional paid in capital	$1.3	$2.2	$2.5
Income tax benefit allocated to other comprehensive income	$2.2	$—	$—

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and 2006, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2007	2006
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$2.3	$1.9
Bad debt allowance	2.8	1.5
Legal and merger costs	2.9	3.6
Other	7.5	4.0
Less valuation allowance	(1.6)	(2.0)

Current deferred tax assets	$13.9	$9.0

Deferred tax liabilities—current:
Prepaid expenses	$(4.2)	$(1.8)
Other	(0.5)	(0.1)

Current deferred tax liabilities	$(4.7)	$(1.9)

Net current deferred tax assets	$9.2	$7.1

Deferred tax assets—non-current:
Federal tax credit carry-forwards	$0.8	$6.0
State net operating loss carry-forwards	3.0	7.1
Los Angeles Revitalization Zone tax credits	10.0	10.0
Deferred compensation	3.5	2.6
Pre-opening expenses capitalized for tax purposes	31.2	15.2
Stock options expense—book cost	5.5	2.4
Unrealized loss on stocks	2.2	0.0
Deferred tax assets resulting from unrecognized tax benefits	3.6	0.0
Other	3.6	5.8
Less valuation allowance	(10.2)	(8.4)

Deferred tax assets—non-current	53.2	40.7
Deferred tax liabilities—non-current:
Intangible assets	(20.8)	(22.5)
Fixed assets	(49.9)	(64.4)

Net non-current deferred tax liabilities	$(17.5)	$(46.2)

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31
	2007	2006
	(in millions)
Total deferred tax assets	$78.9	$60.1
Less valuation allowances	(11.8)	(10.4)
Less total deferred tax liabilities	(75.4)	(88.8)

Net deferred tax liabilities	$(8.3)	$(39.1)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, we had available Alternative Minimum Tax (“AMT”) credit carry-forwards of $0.6 million and foreign tax credit carry-forwards of $0.2 million. The foreign tax credit carry-forwards will expire in 2011, while the AMT credit can be carried forward indefinitely to reduce future regular tax liabilities.

As of December 31, 2007, we had $41.8 million of state net operating loss carry-forwards, predominantly in Indiana, Louisiana and New Jersey, which expire on various dates beginning in 2012. These losses are shown as approximately $3.0 million of deferred tax assets on our balance sheet.

As of December 31, 2007, we had approximately $10.0 million of Los Angeles Revitalization Zone (“LARZ”) tax credits. A corresponding valuation allowance had been recorded for the entire amount in previous years. The LARZ credits will expire from 2009 to 2012.

Income before taxes for Casino Magic Argentina was $11.7 million, $8.1 million, and $5.1 million for 2007, 2006 and 2005, respectively. Pursuant to APB No. 23, “Accounting for Income Taxes—Special Areas,” we do not provide for federal income taxes or tax benefits on the undistributed earnings (approximately $14.5 million at December 31, 2007) associated with Casino Magic Argentina. In the event some or all of the earnings are distributed to us, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability. A tax liability associated with the undistributed earnings has not been disclosed since the determination of such liability is not practicable.

We file income tax returns in federal, state and foreign jurisdictions. During 2007, we received our full refund claim of $4.7 million, plus additional interest income of $0.8 million, from our amended 2000 federal income tax return settled as part of an Internal Revenue Service audit for the years 1998-2002, which was recorded as an income tax benefit. In addition, during the second quarter, we settled a longstanding audit of our 1999 and 2000 tax years with the Arizona Department of Revenue, where we previously owned and operated a racetrack that was sold in 2000. During the third quarter, our Argentine company received a notice of proposed assessment from the local taxing authority for US$0.4 million upon completion of its income tax audit for the 2001-2003 tax years. While the Argentine company recorded a tax expense for the amount of the assessment, as well as creating a valuation allowance for similar deductions expected to be taken in future years, we are currently appealing the assessment. We are no longer subject to federal income tax examinations for tax years prior to 2003, state income tax examinations for tax years prior to 2000, and Argentine income tax examinations for tax years prior to 2004.

Effective January 1, 2007, we adopted the provisions of FIN 48, which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on its technical merits. Otherwise, no benefit can be recognized. If the tax position is considered more likely than not to be sustained on its merits, then a company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. Previously, management would use its best judgment as to the ultimate overall tax liability that it expected to incur. Regardless of the accounting recognition under FIN 48, a company can continue to take appropriate tax positions available under tax law and pursue such positions through the tax appellate process if necessary. Accordingly, the fact that we may not recognize the benefit from a particular tax position in our financial statements does not necessarily mean that we will not prevail in that position with the Internal Revenue Service.

We determined that certain income tax positions did not meet the more likely than not recognition threshold, or that the positions as filed did not have a greater than 50% chance of being upheld under audit. Consequently,

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain positions required a FIN 48 liability (reserve) while other previously unrecognized income tax benefits met the recognition threshold and did not require any reserve.

As a result of the implementation of FIN 48, we recognized a $2.2 million non-cash, cumulative transaction charge, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount of unrecognized tax benefits as of January 1, 2007 and December 31, 2007, including accrued interest and penalties, was $41.2 million and $23.6 million, respectively, and are included in other long-term liabilities on our balance sheet. Included in the balance at December 31, 2007 are $5.4 million of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

In connection with the final resolution of the federal and state income tax matters noted above, we reversed $11.7 million of FIN 48 accruals in the second quarter. The net effect to the income statement from these reversals was a $9.0 million income tax benefit as well as a reduction to our intangible assets of $4.1 million associated with our original purchase of Casino Magic Corp. and its related entities in 1998. Changes to the FIN 48 liability balances after implementation are shown in the current tax expense or benefit of our income statement.

Additionally, FIN 48 requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During 2007, we accrued approximately $1.9 million for interest related to unrecognized tax benefits and had $2.1 million of cumulative interest accrued as of the end of the year. No penalties were accrued for any years. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

The following table summarizes the activity related to our unrecognized tax benefits for the year, excluding any interest or penalties:

Total
(in millions)
Balance at January 1, 2007	$41.0
Gross Increases—Tax Positions in Current Period	0.0
Gross Decreases—Tax Positions in Current Period	0.0
Gross Increases—Tax Positions in Prior Periods	0.5
Gross Decreases—Tax Positions in Prior Periods	(19.7)
Settlements During 2007	(0.3)
Lapse of Statute of Limitations	0.0

Balance as of December 31, 2007	$21.5

Note 6—Stockholders’ Equity

Preferred Stock:    We have authorized 250,000 shares of $1.00 par value preferred stock, none of which was issued or outstanding in 2007, 2006 or 2005.

Common Stock:    At December 31, 2007 and 2006, we had 100 million shares authorized, of which 61,896,167 shares and 50,188,567 shares, respectively, of common stock were issued.

In January 2007, we consummated the public offering of 11.5 million newly issued common shares (including over-allotment shares) at $32.00 per share, resulting in net proceeds to us of approximately $353

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million after underwriters’ fees and expenses, which funds are being used for general corporate purposes and to fund one or more of our capital projects.

In early 2006, we consummated the public offering of 6.9 million newly issued common shares (including over-allotment shares) at $27.35 per share, resulting in net proceeds to us of approximately $179 million after underwriters’ fees and expenses, which funds were used for general corporate purposes.

Shelf Registration:    In early 2006, we filed an automatic shelf registration statement with the Securities and Exchange Commission, which registration statement was used to issue the 11.5 million and 6.9 million shares of common stock in early 2007 and early 2006, respectively, as discussed above. Such registration statement permits the issuance of debt, equity or other securities, and is not limited in the cumulative amount of securities to be issued over a three-year period.

Note 7—Lease Obligations

We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottoms leases in Louisiana, a dormant hotel in Atlantic City, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2007 are as follows:

Total
(in millions)
Period:
2008	$12.6
2009	11.5
2010	10.3
2011	10.2
2012	10.2
Thereafter	526.0

$580.8

Total rent expense for these long-term lease obligations for the years 2007, 2006 and 2005 was $15.4 million, $5.9 million and $4.6 million, respectively.

We lease approximately 148 of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term is through September 2010 and has eight remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. The lease obligation included in rent expense was $2.3 million, $2.3 million and $2.0 million for 2007, 2006 and 2005, respectively. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.

We lease the 242 acres underlying our L’Auberge du Lac and its related golf course. Pursuant to the lease agreement, the initial lease term commenced upon opening of the facility.

We lease approximately 234 acres of land from the Lake Charles Harbor and Terminal District upon which we anticipate building our Sugarcane Bay casino-hotel resort. The lease has an initial term of 10 years beginning

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, with six renewal options of 10 years each, similar to the L’Auberge du Lac lease. The annual rent on the 234-acre lease is $1.2 million for the first five years and, thereafter, the amount adjusts annually for changes in the Consumer Price Index (the “CPI”), not to exceed 5%. The land is located adjacent to our L’Auberge du Lac facility. Included in the 234 acres of land we leased in January 2008 are 50 acres that we purchased for $5.0 million, though we have not selected the particular location of the acreage purchased. We will designate the location of those 50 acres in connection with the opening of Sugarcane Bay. Such purchase does not change the rent payments, but would allow us to sell residential home lots within the complex. In addition, we purchased approximately 56 acres of land adjacent to the Sugarcane Bay and L’Auberge du Lac properties for future development opportunities.

We lease 56 of the 80 acres constituting a site in south St. Louis County located approximately 10 miles south of downtown St. Louis, Missouri, where we are building our River City casino-hotel. (see Note 10).

In connection with the purchase of the Atlantic City site in November 2006, we assumed the remaining six years of a 12-year lease for a hotel, which lease provides for two extension periods through December 2030.

We lease approximately 41,000 square feet of office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $993,000 a year. The lease is for 10 years beginning October 16, 2006, subject to one renewal term of sixty additional months. The annual rent increases 3% a year based on increases in the CPI, not to exceed 5% a year.

We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense was $13.7 million, $14.5 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8—Employee Benefit Plans

Share-based Compensation:    In 2005, our stockholders approved the adoption of the 2005 Equity and Performance Incentive Plan (the “2005 Plan”), which provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards to officers, key employees and consultants. The objectives of the 2005 Plan include, among other things, attracting and retaining the most capable personnel and providing for appropriate performance incentives. The 2005 Plan permits the issuance of up to an aggregate of three million shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or are cancelled after the effective date of the 2005 Plan (collectively, the 2005 Plan, the Prior Plans and the Individual Arrangements are referred to as the “Stock Option Plans”). Shares that are subject to awards of options or stock appreciation rights shall be counted against the three million share limit as one share for every one share granted. Shares that are subject to awards other than stock options or stock appreciation rights shall be counted against such limit as 1.4 shares for every one share granted.

In addition to the 2005 Plan, we have four stock option plans (the “Prior Plans”) which provided for the issuance of up to approximately 4.4 million shares of the Company’s common stock. In addition, in 2002 and 2003, in order to recruit our Chief Executive Officer and Chief Financial Officer, we granted options outside of the Prior Plans for the purchase of 852,540 common shares, all of which remained outstanding as of December 31, 2007 (the “Individual Arrangements”).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Stock Option Plans are administered and terms of option grants are established by the Compensation Committee of the Board of Directors. Options become exercisable ratably over a vesting period as determined by the Compensation Committee and expire over terms not exceeding 10 years from the date of grant, and generally one to three months after termination of employment, or one year after the death or permanent disability of the optionee. The purchase price for all shares granted under the Stock Option Plans shall be determined by the Compensation Committee, but in the case of incentive stock options, the price will not be less than the fair market value of the common stock at the date of grant. Substantially all options issued over the past five years have been exercisable at the then-current market price.

As of December 31, 2007, we have approximately 5.8 million share-based awards issued, 45,000 of which are restricted stock awards and the rest of which are common stock options. There were approximately 474,000 share-based awards available for grant under the various plans as of December 31, 2007.

In October 2006, we granted 45,000 shares of restricted stock pursuant to the 2005 Plan, which vest in five equal annual installments on January 31, 2007, 2008, 2009, 2010 and 2011. As the restricted stock grants are service based awards, the compensation charge was based on the grant date closing price of our common stock multiplied by the number of awards, or approximately $323,000 and $81,000 for the years ended December 31, 2007 and 2006, respectively.

On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method. Pursuant to SFAS No. 123R, for all share-based awards granted after the adoption of SFAS No. 123R and for the unvested portion of previously granted share-based awards that were outstanding on the date of adoption, compensation costs related to our share-based payment transactions are to be measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

Pursuant to SFAS No. 123R, we recorded pre-tax compensation expense of approximately $8.4 million and $5.5 million in the years ended December 31, 2007 and 2006, respectively. We did not incur share-based compensation expense prior to the adoption of SFAS No. 123R. Such expense resulted in a reduction in net income of $5.0 million (net of a tax benefit of $3.4 million) and a reduction of diluted earnings per share of $0.09 for the year ended December 31, 2007. For the year ended December 31, 2006, such reduction was $3.3 million (net of a tax benefit of $2.2 million) and a reduction of diluted earnings per share of $0.07. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $20.0 million and $20.7 million at December 31, 2007 and 2006, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $2.4 million, $3.3 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, which shares, consistent with prior periods, were newly issued common stock. Prior to the adoption of SFAS No. 123R, we reported the full tax benefits resulting from the exercise of stock options as operating cash flows. In accordance with SFAS No. 123R, we now present a portion of such tax benefits as financing cash flows and outflows. Excess tax benefits were $1.1 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2005	4,121,734	$9.14
Granted	1,997,500	$16.18
Exercised	(473,983)	$10.01
Cancelled	(141,024)	$14.56

Options outstanding at December 31, 2005	5,504,227	$11.48
Granted	734,000	$27.16
Exercised	(303,958)	$10.78
Cancelled	(151,604)	$12.66

Options outstanding at December 31, 2006	5,782,665	$13.48
Granted	552,500	$30.36
Exercised	(207,600)	$11.39
Cancelled	(398,700)	$14.68

Options outstanding at December 31, 2007	5,728,865	$15.10

Vested or expected to vest at December 31, 2007	5,358,147	$15.10

Options exercisable at December 31, 2007	3,347,517	$10.81
Options exercisable at December 31, 2006	2,945,969	$9.64
Options exercisable at December 31, 2005	2,333,632	$8.84

Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the years ended:
December 31, 2007	$14.92
December 31, 2006	$13.76
December 31, 2005	$8.28

Substantially all options granted have exercise prices equal to the market value on the date of grant.

Stock options outstanding as of December 31, 2007, were as follows:

Exercise Price Ranges	Number of Stock Options	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Exercisable Stock Options	Weighted Average Exercise Price
$5.00–$8.00	929,239	4.80	$6.38	822,391	$6.40
$8.01–$9.00	988,501	4.24	$8.41	982,801	$8.41
$9.01–$13.00	663,900	4.26	$10.12	591,900	$9.98
$13.01–$15.00	872,735	7.15	$14.57	371,969	$14.53
$15.01–$20.00	1,076,990	7.26	$17.22	441,056	$17.25
$20.01–$30.00	1,197,500	8.91	$28.64	137,400	$27.20

	5,728,865	6.32	$15.10	3,347,517	$10.81

The total intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 was approximately $42.7 million and $69.2 million, respectively. The intrinsic value for vested or expected to be vested options at December 31, 2007 and 2006 was $45.0 million and $105.3 million, respectively. The total

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intrinsic value for stock options exercised during the years ended December 31, 2007 and 2006 was approximately $3.6 million and $6.0 million, respectively. The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options.

As permitted under SFAS No. 123R, we continued to use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee share-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free Interest Rate	Expected Life at Issuance	Expected Volatility	Expected Dividends
Options granted in the following periods:
2007	4.7%	6.3 years	41.9%	None
2006	4.7%	6.6 years	42.6%	None
2005	4.0%	6.7 years	44.7%	None

The expected volatility was derived from an analysis of both the historic actual volatility of our common stock and the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the expected volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, cancelled or forfeited.

Prior to adopting SFAS No. 123R, we accounted for our employee stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Pursuant to APB No. 25, we did not record share-based compensation, but followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following sets forth the theoretical pro forma costs and effect on our net income (loss) as if we had applied the fair value recognition provisions of SFAS No. 123R to our employee stock-based compensation plans for the year ended December 31, 2005:

For the year ended December 31, 2005	(in thousands, except per share data)
Loss from continuing operations as reported	$(60)
Pro forma stock-based compensation expense, net of taxes	(2,912)

Pro forma loss from continuing operations	(2,972)
Income from discontinued operations, net of taxes	6,185

Pro forma net income	$3,213

As reported per share data:
Income from continuing operations	$0.00
Income from discontinued operations, net of taxes	0.15

Net income per share—basic	$0.15

Income (loss) from continuing operations	$0.00
Income from discontinued operations, net of taxes	0.14

Net income (loss) per share—diluted	$0.14

Pro forma per share data:
Pro forma loss from continuing operations	$(0.07)
Income from discontinued operations, net of taxes	0.15

Pro forma net income per share—basic	$0.08

Pro forma loss from continuing operations	$(0.07)
Income from discontinued operations, net of taxes	0.14

Pro forma net income per share—diluted	$0.07

Number of shares:
Basic	40,703
Diluted	42,951

Executive Compensation:    Non-cash compensation charges of $56,000 and $156,000 for 2006 and 2005, respectively, were primarily incurred in connection with the granting of stock options to certain executives outside the Prior Plans in 2002. As the options granted outside the Prior Plans were subject to shareholder approval, and the stock price rose between the date of employment and the date of shareholder approval, a compensation charge equal to the difference between the stock option exercise price and the share price on date of shareholder approval is calculated and expensed ratably over the life of the employee’s service agreement. Such charges concluded upon the final vesting of the options in 2006.

Other Benefit Plans:    We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”). Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $15,500 for 2007. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution, equal to $5,000 for 2007. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. Historically, a 25% match is made, up to 5% of eligible compensation at the end of the Plan year, if an employee has completed 1,000 hours and is an active employee at the end of the year. For the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2007, 2006 and 2005, matching contributions to the 401(k) Plan totaled $2.3 million, $2.0 million and $1.3 million, respectively.

We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, among other things, a portion of their base annual salary and bonus. Participation in the plan is limited. A participant is at all times fully vested in his or her contributions, as well as any appreciation or depreciation attributed thereto. We do not make matching contributions to the Executive Plan for the benefit of such employees and the payment of benefits under the plan is an unsecured obligation. In December 2005, the Executive Plan was amended to comply with the provisions of the American Jobs Creation Act of 2004, and to make certain other changes in the Executive Plan. In December 2007, the Board of Directors adopted a Second Amendment and Restatement of the Executive Plan (the “Second Amendment”). The Second Amendment offers certain executives the opportunity to defer income in return for a life annuity-type investment, to change the crediting rate on deferrals made into the Executive Plan, and to make certain other changes to the Executive Plan.

In February 2007, the Board of Directors approved a director’s health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change of control and their dependents for a period of five years. At present, three members of the Board of Directors are over age 70.

Note 9—Hurricane Insurance Matters

Hurricane Katrina    On August 29, 2005, Hurricane Katrina struck the Gulf Coast near Biloxi, Mississippi, causing extensive damage to our then-owned Casino Magic Biloxi facility and some damage to our Boomtown New Orleans facility. Both locations were closed on August 28 in anticipation of the hurricane. On September 30, 2005, Boomtown New Orleans reopened; Casino Magic Biloxi did not reopen.

Casino Magic Biloxi    Hurricane Katrina destroyed the casino barge and substantially damaged our hotel and related assets. In November 2006, we completed the sale of the site and the remnants of the buildings to Harrah’s, which owns an adjoining casino (see Note 13).

In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property. Following review of such claim with our insurance experts, we currently estimate the value of our insurance claim, net of any litigation claim for interest or bad-faith damages, at approximately $297 million. Such insurance claim includes approximately $171 million for property damage, approximately $120 million for business-interruption loss and approximately $5.7 million for emergency, mitigation and demolition expenses. Certain of our insurers have claimed that some of the damage was caused by the separately defined peril of “Flood,” which is sublimited at $100 million (and excluded at insurance layers excess of that amount), rather than the peril of “Weather Catastrophe Occurrence,” even though the definition of “Weather Catastrophe Occurrence” includes flooding occurring in conjunction with a hurricane. Some of these insurance carriers have informed us that they value our total losses at $176 million.

In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers: Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. We participated in a mediation with two of these carriers in September 2007 without

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolution. Prior to such mediation, we filed a motion for summary judgment on the issue of coverage, which is still pending before the Court. The carriers have filed cross-motions for summary judgment. Those motions are currently set to be heard by the court on March 19, 2008. Collectively, the three insurers provide $300 million of coverage in excess of $100 million of coverage provided to us by other insurers. In total, our policies applicable to the Hurricane Katrina loss provide an aggregate of up to $400 million of coverage for loss caused by a Weather Catastrophe Occurrence (as defined by the policies) and up to $100 million of inclusive coverage for loss caused by a Flood Occurrence (as defined by the policies). Our insurance policies also permit a “replacement” facility to be built anywhere in the United States and these insurers have taken a position that a certain portion of the loss is not covered due to our designation of our River City facility as that replacement.

Our suit alleges, among other things, that the defendants have improperly asserted that our losses were due to a Flood Occurrence as opposed to a Weather Catastrophe Occurrence; that, after the sale of certain Casino Magic Biloxi assets to Harrah’s, our insurers improperly assert that we are not covered for any continued business-interruption losses at Casino Magic Biloxi; and that these insurers improperly allege that we are not entitled to designate our River City casino-hotel project as a replacement for Casino Magic Biloxi. These positions, among others, taken by the insurers could, if upheld in the courts, materially reduce our recovery with respect to the claim.

Our suit seeks damages equal to the outstanding amount of our claim (totaling approximately $297 million, less the $105 million paid through December 31, 2007). Finally, the suit also seeks unspecified punitive damages and prejudgment interest for the improper actions and delaying tactics of the defendants in connection with our claim.

On November 15, 2006, we and the insurance carriers reached a stipulation in which the defendants agreed to the designation of the River City casino-hotel project as a replacement for Casino Magic Biloxi. Although the River City casino-hotel is expected to cost more than it would have cost to rebuild and repair Casino Magic Biloxi, recovery under the policies is nevertheless limited to the lesser of what would have been the cost to rebuild and repair Casino Magic Biloxi or the actual cost incurred in constructing a replacement property. Subsequent to that stipulation, the insurers have taken the position that a certain portion of the loss is not covered due to our designation of River City as a replacement for Casino Magic Biloxi.

Cumulatively, as of December 31, 2007, we have received $105 million in advances toward our insurance claim. As of such date, the insurers have not designated the advances as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.5 million) is recorded as a deferred gain on our Consolidated Balance Sheets.

On February 22, 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for Arch’s agreement to pay us approximately $36.8 million out of its policy layer providing $50 million of coverage, as part of $100 million of coverage excess of $150 million of coverage. Arch’s payment to us is due on or before March 17, 2008. The recent settlement implies a negotiated level of loss less the claimed amount of $297 million, but we have preserved all of our rights to pursue our full claim, plus interest, bad-faith and punitive damages against the two remaining insurance carriers, Allianz (which provides $50 million of coverage immediately below Arch’s layer) and RSUI (which provides $50 million of coverage at the same layer as Arch and an additional $150 million of coverage above that layer), for their respective shares of our total hurricane-related damage and consequential loss in Biloxi.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Boomtown New Orleans    Hurricane Katrina caused damage to our Boomtown New Orleans facility and forced its closure for approximately five weeks. In the 2006 second quarter, we filed an insurance claim aggregating to approximately $11.0 million for property damage and business-interruption losses associated with Hurricane Katrina. Net of our insurance deductible, the claim would be approximately $6.2 million. We have not recorded any potential recovery for lost profits in the year ended December 31, 2007 or 2006.

Note 10—Commitments and Contingencies

Guaranteed Maximum Price Agreement:    In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The GMP Agreement established an outside date of March 20, 2008 for the contractor to be substantially complete, after which certain damage assessments may apply. The GMP Agreement contains various other milestone dates and obligations.

The guaranteed maximum price set by the GMP Agreement is a portion of the total budget of $507 million for the Lumière Place project. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of December 31, 2007, we have incurred approximately $296 million of the approximate $345 million maximum price for work already completed.

Redevelopment Agreement:    In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to invest at least $325 million to construct a gaming and multi-use facility, and to oversee the investment of $50.0 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel. Such investment can be made with partners and partner contributions and project debt financing, all which count toward the $50.0 million. We are also obligated to pay a fee to the City of St. Louis of $1.0 million beginning after our River City project opens. As of December 31, 2007, we fulfilled our committed investment in the gaming and multi-use facility. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and our development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index. We also created a Community Improvement District which receives a portion of the property taxes generated from the projects in the district for the purpose of funding security, public improvements and maintenance for the area. If the Community Improvement District fails to generate $365,000 of annual taxes, we are obligated to cover the shortfall.

Lease and Development Agreement:    In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4.0 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease agreement) commencing on the earlier of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

August 11, 2009 or the date the project opens. In addition, the lease and development agreement provides that the project is to be developed in two phases. In the first phase, we are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the park property; and (e) construct a roadway into the project. In the second phase, we are required to invest at least an additional $75 million to construct a hotel with a minimum of 100 guestrooms and other amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must commence the aforementioned construction of the gaming facilities and the roadwork by December 31, 2007 (which construction has begun) and the gaming facilities must be complete and open to the public by May 1, 2009. In the event the second phase is not opened within three years from the date of the casino opening, we are required to pay liquidated damages of $2.0 million beginning on January 2, 2013, assuming the casino opening occurs on May 1, 2009. In the five subsequent years that the second phase is not opened, the amount of liquidated damages increases by $1.0 million: $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20 million.

Atlantic City Site:    On November 17, 2006, we completed the acquisition of a site in Atlantic City, New Jersey. We recorded as a liability an Asset Retirement Obligation in the amount of $1.5 million on the opening balance sheet for the process of remediating certain environmental hazards on the site. The original time period assigned to the remediation was 10 months. However, due to our decision to purchase additional land in Atlantic City and to take advantage of efficiencies in the remediation process, among other things, the environmental hazard remediation will take longer than was envisioned. As of December 31, 2007, the remediation process is not completed and it is now anticipated that full remediation may be completed by December 31, 2008. Therefore, the amortization period was adjusted from 10 months, as originally estimated, to 25 months.

Employment and Severance Agreements:    We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of December 31, 2007, the maximum aggregate amount that would be paid to this group of 34 employees, if a triggering event occurs in every case following a change in control, where applicable, is approximately $35.6 million.

Deferred Bonus Plan:    In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of December 31, 2007, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $1.7 million.

Self Insurance:    We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in accrued compensation and other accrued liabilities on the consolidated balance sheet.

Collective Bargaining Agreement:    As of December 31, 2007, we are continuing to negotiate a collective bargaining agreement with approximately 149 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Multi-employer Pension Plan:    In connection with the acquisition of the Atlantic City site and the contemporaneous curtailment of operations, we assumed the withdrawal liability associated with a union-sponsored multi-employer pension benefit plan. Such liability was approximately $3.7 million and $4.6 million at December 31, 2007 and 2006, respectively, and which amount will be amortized (with interest at 8.7%) through July 2011. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material. The liability was a purchase price adjustment at closing, as the liability related to operations by the prior owner.

Legal

Indiana State Sales Tax Dispute:    The State of Indiana conducted a sales and use tax audit at our Belterra entity in 2001. In October 2002, we received a proposed assessment in the amount of approximately $3.1 million with respect to the Miss Belterra casino riverboat, including interest and a penalty. We filed a protest in December 2002. The Indiana Department of Revenue (the “IDR”) conducted an administrative hearing of our protest on March 24, 2006. On April 24, 2006, the IDR issued a Letter of Findings denying our protest with respect to almost the entire assessment. On May 23, 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court regarding a portion of the original assessment and conceded on a smaller portion (which amount was expensed in the 2006 first quarter). In the 2006 third quarter, the Indiana Tax Court ordered the parties to file summary judgment motions on or before March 9, 2007 for the remaining tax dispute and later extended such filing deadline to May 11, 2007. We filed our summary judgment motion on May 11, 2007, but the IDR failed to file a timely response. We have asked the Court to prohibit any belated or other filings in the case by the IDR due to its failure to file a timely response to our summary judgment motion. While the Court refused to allow the IDR to file a late summary judgment brief, the Court did allow the IDR to proceed with a Motion for Judgment on the Pleadings. We filed a brief in opposition to this IDR Motion for Judgment on the Pleadings. As of December 31, 2007, the remaining disputed assessment is approximately $1.9 million, which amount would be capitalized to the book value of the riverboat if we were unsuccessful in our dispute. Interest and penalties through such date are approximately $908,000. Until such time as this dispute is resolved, the assessment will increase due to ongoing interest costs. We have reserved approximately $798,500 for this matter as of December 31, 2007.

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

In September 1996, local Greek tax authorities in Thessaloniki assessed a penalty of approximately $3.5 million against Hellas, and an equal amount against PCC, arising out of the presentation and payment of the invoices. The Thessaloniki tax authorities asserted that the Hellas invoices were fictitious, representing an effort to reduce the taxable income of PCC. PCC and Hellas each appealed their respective assessments. The assessment of the fine against PCC was overturned by the Administrative Court of Thessaloniki on December 11, 2000. The court determined that the actions taken by Hellas and PCC were not fictitious but constituted a legitimate business transaction and accordingly overturned the assessment of the fine. The taxing authorities appealed the court’s decision. Hellas’s appeal was dismissed for technical procedural failures and has not been

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reinstated; presumably, however, the rationale of the court in the PCC fine matter would apply equally to the Hellas matter.

Under Greek law, shareholders are not liable for the liabilities of a Greek company in which they hold shares, even if the entity is later liquidated or dissolved, and assessments such as these generally are treated as liabilities of the company. Additionally, all of PCC’s stock was sold to an unrelated company in December of 1996, and the buyer assumed all of PCC’s liabilities.

The Greek taxing authorities assessed such penalties against the subsidiary and against certain former representatives of the Greek subsidiary arising out of the foregoing pre-acquisition activities, and such representatives were also prosecuted and convicted in absentia. We defended those former representatives, one of whom was then a director of our Company and one of whom was then an employee of our Company. Their criminal convictions were overturned by a Greek court in 2003. In October 2005, we learned that the Greek taxing authorities had commenced a new proceeding against the former employee and another former representative of the Greek subsidiary seeking to collect fines and assessments of approximately $6.7 million from these individuals stemming from their status as representatives of the Greek subsidiary. Some or all of the fines and assessments involved in this new action relate to the penalties originally assessed against the Greek subsidiary. We are obligated to indemnify the former employee and have retained counsel to defend him in this current action. The other former representative is now deceased, of which the court has been so advised, hence the prosecution against him has ceased. On June 28, 2007, the former employee was tried in absentia, found guilty and sentenced to five years’ imprisonment. However, the court granted a stay of enforcement pending the filing and resolution of an appeal. Counsel for the former employee timely filed the appeal which had the effect of suspending the conviction until the ruling by the Court of Appeals. On October 29, 2007, a hearing was held before the Court of Appeals. The Court of Appeals annulled the decision of the lower court and tried the case again. The Court of Appeals found the former employee guilty for non-payment of taxes because of the former employee’s position as Chairman of the Board and Managing Director of the Greek subsidiary. However, the Court of Appeals reduced the criminal penalty to three years’ imprisonment. Under Greek law, imprisonment of up to three years can be converted to a monetary penalty at the lowest conversion rate per day. On January 9, 2008, the Court of Appeals’ decision was officially recorded. On January 14, 2008, we paid a total of approximately $15,000 for the monetary fine on behalf of the former employee. The payment of the monetary fine within one month after the issuance of the decision of the Court of Appeals constituted a satisfaction of the judgment. The former employee has advised us that he has determined not to have a further appeal to the Greek Supreme Court filed on his behalf and we now consider this matter closed.

Insurance Litigation:    In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. The three insurance companies with whom we have outstanding claims are Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. We currently estimate that the value of our insurance claim, excluding any litigation claim for interest or bad-faith damages, is approximately $297 million. Such insurance claim includes approximately $171 million for property damage, $120 million for business-interruption loss ($30.0 million of which is caused by insurer delay) and $5.7 million for emergency, mitigation and demolition expenses. Setting aside coverage issues which the insurers are alleging, our insurance carriers have estimated the total loss to be approximately $176 million. On February 22, 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for Arch’s agreement to pay us approximately $36.8 million on or before March 17, 2008. We continue to pursue our claims against the two remaining defendant carriers for their respective shares of our total hurricane-related damage and consequential loss in Biloxi. For more details regarding our insurance litigation, please see Note 9 (Hurricane Insurance Matters) and Note 15 (Subsequent Event).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other:    We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Consolidating Condensed Financial Information

Our subsidiaries (excluding our Argentine and Bahamian subsidiaries, our subsidiary which owns an airplane, a subsidiary with approximately $72.9 million in cash and marketable securities as of December 31, 2007, and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, the 8.25% Notes and the 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the year ended December 31, 2007
Income Statement
Revenues:
Gaming	$—	$721.3	$89.9	$—	$811.2
Food and beverage	—	40.7	5.7	—	46.4
Equity in subsidiaries	52.0	6.2	—	(58.2)	—
Other	0.2	64.0	1.9	—	66.1

	52.2	832.2	97.5	(58.2)	923.7

Expenses:
Gaming	—	426.0	47.1	—	473.1
Food and beverage	—	39.9	6.8	—	46.7
Administrative and other	50.0	234.1	24.3	—	308.4
Depreciation and amortization	1.6	68.2	11.2	—	81.0

	51.6	768.2	89.4	—	909.2

Operating Income	0.6	64.0	8.1	(58.2)	14.5
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Merger termination proceeds, net of expenses	—	—	—	—	—
Interest (expense) and non-operating income, net	(56.7)	43.9	2.5	—	(10.3)

Income (loss) from continuing operations before inter-company activity, income taxes and minority interest	(62.2)	107.9	10.6	(58.2)	(1.9)

Management fee & inter-company interest income (expense)	55.0	(54.6)	(0.4)	—	—
Income tax (expense) benefit	5.8	—	(5.3)	—	0.5
Minority Interest	—	—	—	—	—

Income (loss) from continuing operations	(1.4)	53.3	4.9	(58.2)	(1.4)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	$(1.4)	$53.3	$4.9	$(58.2)	$(1.4)

For the year ended December 31, 2006
Income Statement
Revenues:
Gaming	$—	$755.0	$28.0	$—	$783.0
Food and beverage	—	42.8	2.7	—	45.5
Equity in subsidiaries	107.5	2.6	—	(110.1)	—
Other	0.1	83.6	0.2	—	83.9

	107.6	884.0	30.9	(110.1)	912.4

Expenses:
Gaming	—	434.2	10.7	—	444.9
Food and beverage	—	40.2	3.5	—	43.7
Administrative and other	48.9	198.2	11.6	—	258.7
Depreciation and amortization	1.0	64.5	3.7	—	69.2

	49.9	737.1	29.5	—	816.5

Operating Income	57.7	146.9	1.4	(110.1)	95.9
Merger termination proceeds, net of expenses	44.7	—	—	—	44.7
Interest (expense) and non-operating income, net	(46.0)	8.2	0.1	—	(37.7)

Income (loss) from continuing operations before inter-company activity, income taxes and minority interest	56.4	155.1	1.5	(110.1)	102.9

Management fee & inter-company interest income (expense)	40.9	(40.5)	(0.4)	—	—
Income tax (expense) benefit	(38.7)	(0.1)	(2.3)	—	(41.1)
Minority Interest	0.1	—	—	—	0.1

Income (loss) from continuing operations	58.7	114.5	(1.2)	(110.1)	61.9
Income (loss) from discontinued operations, net of taxes	18.2	(3.2)	—	—	15.0

Net income (loss)	$76.9	$111.3	$(1.2)	$(110.1)	$76.9

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the year ended December 31, 2005
Income Statement
Revenues
Gaming	$—	$547.6	$18.7	$—	$566.3
Food and beverage	—	35.4	1.8	—	37.2
Equity in subsidiaries	41.0	3.7	—	(44.7)	—
Other	0.1	64.9	—	—	65.0

	41.1	651.6	20.5	(44.7)	668.5

Expenses
Gaming	—	333.5	5.5	—	339.0
Food and beverage	—	34.0	2.5	—	36.5
Administration and other	30.5	169.1	5.4	—	205.0
Depreciation and amortization	0.8	53.3	1.6	—	55.7

	31.3	589.9	15.0	—	636.2

Operating Income	9.8	61.7	5.5	(44.7)	32.3
Loss on early extinguishment of debt	(3.7)	—	—	—	(3.7)
Interest (income) and non-operating income, net	(53.2)	7.4	(0.1)	—	(45.9)

Income (loss) from continuing operations before inter-company activity and income taxes	(47.1)	69.1	5.4	(44.7)	(17.3)
Management fee & inter-company interest expense (income)	32.1	(31.8)	(0.3)	—	—
Income tax expense	18.4	0.1	(1.3)	—	17.2

Income (loss) from continuing operations	3.4	37.4	3.8	(44.7)	(0.1)
Income from discontinued operations, net of taxes	2.7	3.5	—	—	6.2

Net income	$6.1	$40.9	$3.8	$(44.7)	$6.1

As of December 31, 2007
Balance Sheet
Current assets	$44.3	$141.3	$96.0	$—	$281.6
Property and equipment, net	28.7	1,617.8	69.8	—	1,716.3
Other non-current assets	54.7	123.7	17.2	—	195.6
Investment in subsidiaries	1,859.8	21.3	—	(1,881.1)	—
Inter-company	1.3	3.5	(4.8)	—	—

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

Current liabilities	35.7	165.1	11.3	—	212.1
Notes payable, long term	840.3	0.9	—	—	841.2
Other non-current liabilities	60.4	27.3	0.1	—	87.8
Inter-company	—	—	—	—	—
Equity	1,052.4	1,714.3	166.8	(1,881.1)	1,052.4

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

As of December 31, 2006
Balance Sheet
Current assets	$116.2	$128.0	$44.3	$—	$288.5
Property and equipment, net	20.5	1,065.3	174.6	—	1,260.4
Other non-current assets	38.0	89.2	50.8	10.9	188.9
Investment in subsidiaries	530.0	158.4	—	(688.4)	—
Inter-company	879.4	15.5	—	(894.9)	—

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

Current liabilities	47.8	110.5	32.4	—	190.7
Notes payable, long term	770.4	—	2.7	—	773.1
Other non-current liabilities	71.3	20.3	—	(12.2)	79.4
Inter-company	—	860.4	34.4	(894.8)	—
Equity	694.6	465.2	200.2	(665.4)	694.6

	$1,584.1	$1,456.4	$269.7	$(1,572.4)	$1,737.8

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries(a)	Wholly Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
For the year ended December 31, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(441.8)	$506.5	$88.7	$—	$153.4
Net cash provided by (used in) investing activities	(34.6)	(500.6)	(31.0)	—	(566.2)
Net cash provided by financing activities	423.5	(8.9)	—	—	414.6
Effect of exchange rate changes on cash	0.5	—	0.2	—	0.7
For the year ended December 31, 2006
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(263.4)	$254.5	$215.4	$—	$206.5
Net cash provided by (used in) investing activities	(10.3)	(259.2)	(189.8)	—	(459.3)
Net cash provided by financing activities	294.0	0.1	—	—	294.1
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
For the year ended December 31, 2005
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(163.8)	$216.7	$8.8	$—	$61.7
Net cash provided by (used in) investing activities	46.4	(173.5)	(11.5)	—	(138.6)
Net cash provided by financing activities	23.3	(0.1)	—	—	23.2
Effect of exchange rate changes on cash	—	—	(1.4)	—	(1.4)

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors of the 8.25% Notes and 8.75% Notes through March 2006.
(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are our only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane and the subsidiary that owns The Admiral Riverboat Casino.

Note 12—Segment Information

Effective January 1, 2007, consistent with the way in which we evaluate our business and allocate our resources internally, we changed the basis of our segment measurement to Adjusted EBITDA (as defined below) from operating income. We have presented the 2006 and 2005 results consistent with the 2007 presentation for comparative purposes.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations for the years ended December 31, 2007, 2006 and 2005.

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Revenues:
L’Auberge du Lac (a)	$321.2	$312.3	$148.4
Boomtown New Orleans	162.0	201.5	143.1
Belterra Casino Resort	177.9	172.7	168.8
Boomtown Bossier City	89.7	96.3	95.4
Lumière Place-St. Louis (b)	66.1	13.8	3.8
Boomtown Reno	67.2	87.1	88.2
International (c)	39.2	28.6	20.5
Other	0.4	0.1	0.3

Total Revenue	$923.7	$912.4	$668.5

Adjusted EBITDA: (d)
L’Auberge du Lac (a)	$75.2	$72.4	$11.3
Boomtown New Orleans	54.2	81.0	51.4
Belterra Casino Resort	39.3	37.2	39.6
Boomtown Bossier City	17.9	23.0	19.6
Lumière Place-St. Louis (b)	6.1	2.1	0.8
Boomtown Reno	3.5	6.8	10.4
International (c)	12.7	9.2	7.8

	208.9	231.7	140.9
Corporate expenses	(39.8)	(29.2)	(23.3)

	169.1	202.5	117.6
Other benefits (costs):
Depreciation and amortization	(81.0)	(69.1)	(55.7)
Pre-opening and development costs	(60.8)	(29.8)	(29.6)
Non-cash share-based compensation	(8.4)	(5.5)	—
Corporate level litigation settlement	—	(2.2)	—
Merger termination proceeds, net of expenses	—	44.7	—
Write-downs and other charges, net	(4.5)	—	—
Loss on early extinguishment of debt	(6.1)	—	(3.8)
Other non-operating income (e)	15.5	16.0	3.7
Interest expense, net of capitalized interest	(25.7)	(53.7)	(49.6)
Minority interest	—	0.1	—
Income tax benefit (expense)	0.5	(41.1)	17.3

Income from continuing operations	$(1.4)	$61.9	$(0.1)

Capital expenditures (f)
L’Auberge du Lac (a)	$80.8	$14.4	$138.2
Boomtown New Orleans	4.7	12.0	4.8
Belterra Casino Resort	11.8	6.7	5.3
Boomtown Bossier City	2.3	4.6	2.9
Lumière Place-St. Louis (b)	320.7	103.8	17.5
Boomtown Reno	2.5	3.1	3.7
International (c)	10.5	6.9	11.5
Corporate and Other, including new properties	116.6	35.0	18.8

	$549.9	$186.5	$202.7

Assets:
L’Auberge du Lac (a)	$398.5	$352.8	$363.9
Boomtown New Orleans	87.6	91.3	96.0
Belterra Casino Resort	215.1	219.3	227.2
Boomtown Bossier City	109.5	120.5	122.7
Lumière Place-St. Louis (b)	571.2	93.9	46.0
Boomtown Reno	71.9	78.3	83.3
International (c)	39.9	33.3	23.5
Corporate and other including new properties	699.8	748.4	282.3

	$2,193.5	$1,737.8	$1,244.9

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Includes the new 252-guestroom addition, new retail shops and other property improvements.
(b)	Our Lumière Place-St. Louis segment includes Lumière Place Casino and The Admiral Riverboat Casino. Lumière Place Casino opened on December 19, 2007. HoteLumière and the Four Season Hotel St. Louis opened in January 2008 and February 2008, respectively. We acquired The Admiral Riverboat Casino on December 20, 2006.
(c)	Our International segment includes The Casino at Emerald Bay and Casino Magic Argentina.
(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs and write-downs, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues.

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

(e)	Includes interest income of $15.5 million, $14.2 million, $3.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. Also included is a gain on sale of securities of $1.8 million and minority interest benefit of $100,000 for December 31, 2006.
(f)	Segment capital expenditures include non-cash charges of $19.2 million and $6.2 million for the twelve months ended December 31, 2007 and 2006, respectively, which are not included in the capital expenditures in the cash flows from investing activities.

Note 13—Dispositions, Discontinued Operations and Unsuccessful Development Opportunities

Revenue, expense and net income for Crystal Park Casino card club, Hollywood Park Casino card club and Casino Magic Biloxi included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2007	2006	2005
	(in millions)
Revenues	$—	$3.7	$64.7

Operating income (loss)	$(2.2)	$25.5	$9.9
Interest expense	—	(0.3)	(0.6)
Income (loss) before income taxes	(2.2)	25.2	9.3
Income tax benefit (expense)	2.2	(10.2)	(3.1)

Income from discontinued operations	$—	$15.0	$6.2

In April 2006, we completed the sale of the Crystal Park Casino card club for net cash proceeds of approximately $16.5 million, generating a pre-tax book gain of approximately $10.7 million in the 2006 second quarter, which is included in discontinued operations in the consolidated income statement for the year ended December 31, 2006. Our tax basis in the sold assets was above the sale price and therefore the sale generated an approximate $2.8 million in tax loss, which we are using to offset other income.

In July 2006, we completed the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club for net cash proceeds of approximately $24.2 million plus the cancellation of our lease obligation, resulting in a pre-tax book gain of approximately $16.5 million, which is included in discontinued operations in the consolidated income statement for the year ended December 31, 2006.

Unlike the Crystal Park Casino sale, the sale of the Hollywood Park Casino assets generated taxable income. To enable a potential like-kind exchange of the property under Section 1031 of the Code within the required 180 days, we deposited $21.7 million of the sale proceeds into a qualified intermediary account and included the funds in restricted cash on our balance sheet for the year ended December 31, 2006. As a result of further evaluation and analysis of potential qualifying leasehold properties, we opted to not enter into new transactions that may have deferred recognition of the gain. Because a like-kind exchange of property was not consummated within the required 180 days, the intermediary returned $22.3 million, including interest, to us in early January 2007, which funds were transferred to our general corporate cash account.

In November 2006, we completed the sale of our Casino Magic Biloxi site and certain related assets for $45 million. The net book value of the assets sold was approximately $45 million, comprised entirely of property and equipment, which amount is net of the $4.9 million asset impairment charge we recorded in March 2006 in connection with the transaction. Such impairment charge is included in discontinued operations on the consolidated income statement for the year ended December 31, 2006.

Under Sections 1031 and 1033 of the Code, we completed exchanges with our purchase of land in Atlantic City and the acquisition of certain licenses and real estate interests from Harrah’s, deferring much of the gain on the sale of land and the anticipated insurance proceeds related to the Biloxi assets.

There were no operations in 2007 and 2006 and post-hurricane 2005 for Casino Magic Biloxi. The 2005 pre-hurricane activity includes revenues, which exclude the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the discontinued revenues are $8.8 million for 2005. The estimated cost of providing these promotional allowances (which is included in discontinued operations) was $6.2 million for the year ended December 31, 2005. Consistent with SOP 93-7, advertising costs (included in discontinued operations) are expensed as incurred and were $1.8 million for the year ended December 31, 2005.

Merger Termination Proceeds:    In March 2006, we entered into an agreement to acquire Aztar Corporation (“Aztar”) for $38 per share, subject to approval by Aztar’s shareholders. During April and May 2006, Aztar received several proposals that its board of directors deemed to be superior to our proposal. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54 per share. Aztar’s board of directors then terminated its merger agreement with us and made a merger termination fee payment of $78 million to us.

We utilized the services of several investment banking and legal firms in pursuing our planned acquisition for Aztar. In payment for such services, and in particular for the commitment of more than $3.5 billion of capital that would have been needed to consummate the transaction, these firms were paid significant fees, some of which involved percentages of our merger termination fee, subject to a cap. Net of such fees and expenses, the merger termination payment received by us was approximately $44.7 million. This, in accordance with current accounting principles, is included in our cash provided by operating activities on the consolidated statements of cash flows for the year ended December 31, 2006. We have not received any similar merger termination fees in recent prior years and do not anticipate receiving similar fees in future years.

Philadelphia, Pennsylvania:    In December 2005, we filed an application seeking one of two available gaming licenses to operate slots-only casinos in Philadelphia, Pennsylvania. In December 2006, we were informed that the Pennsylvania Gaming Control Board had chosen competing proposals. In connection with our Philadelphia license application we had posted a $50 million letter of credit under our Credit Facility, which letter of credit was returned to us and cancelled on December 29, 2006.

Chile:    In August 2005, we submitted bids for two of the 17 licenses the Chilean government declared available in early 2005—one in Antofagasta and one in Rancagua, Chile. In 2006, the Chilean government announced that it had chosen competing proposals for the casino licenses in both locations. In connection with filing the applications we posted letters of credit totaling approximately $2.1 million, which letters of credit were returned to us and cancelled in 2007.

Note 14—Quarterly Financial Information (Unaudited)

The following is a summary of unaudited quarterly financial data for the years ended December 31, 2007 and 2006:

	2007
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$219.6	$238.4	$232.9	$232.9
Operating income	(16.2)	11.2	9.9	9.5
Income (loss) from continuing operations	(18.5)	5.6	8.2	3.3
Income (loss) from discontinued operations, net of taxes	(0.7)	(0.6)	1.7	(0.4)
Net income (loss)	(19.2)	5.0	9.9	2.9
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.31)	$0.09	$0.14	$0.06
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.01)	0.03	(0.01)

Net income (loss)—basic	$(0.32)	$0.08	$0.17	$0.05

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.31)	$0.09	$0.13	$0.06
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.01)	0.03	(0.01)

Net income (loss)—diluted	$(0.32)	$0.08	$0.16	$0.05

	2006
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$212.7	$236.7	$228.8	$234.1
Operating income	0.5	28.4	29.4	37.7
Income (loss) from continuing operations	(4.8)	12.6	38.7	15.4
Income (loss) from discontinued operations, net of taxes	(0.2)	9.8	7.3	(1.9)
Net income (loss)	(5.0)	22.4	46.0	13.5
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.10)	$0.26	$0.81	$0.33
Income (loss) from discontinued operations, net of taxes	—	0.21	0.15	(0.04)

Net income (loss)—basic	$(0.10)	$0.47	$0.96	$0.29

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.10)	$0.25	$0.78	$0.32
Income (loss) from discontinued operations, net of taxes	—	0.20	0.15	(0.04)

Net income (loss)—diluted	$(0.10)	$0.45	$0.93	$0.28

(a)	Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Note 15—Subsequent event

On February 22, 2008, we and Arch Specialty Insurance Company entered into a settlement agreement to settle our suit against Arch in connection with the hurricane-related damage to our former casino in Biloxi, Mississippi and its Boomtown New Orleans casino in Harvey, Louisiana. Arch has agreed to pay us approximately $36.8 million on or before March 17, 2008 in exchange for a full and final release of all claims and a dismissal with prejudice of our lawsuit against Arch. Arch’s payment will come from its $50 million policy participation in the $100 million layer of coverage in excess of $150 million. We continue to pursue our claims against the two remaining defendant insurance carriers for their respective shares of our total hurricane-related damage and consequential loss, which we value at least at $297 million. One of those carriers, Allianz Global Risks US Insurance Company, insured the layer of loss between $100 million and $150 million and has previously advanced $5 million, subject to a reservation of rights. The other carrier, RSUI Indemnity Company, provided pari passu coverage with Arch for the $100 million layer and is the sole carrier for the layer of coverage between $250 million and $400 million. As of February 26, 2008, we have received payments or payment commitments totaling approximately $141.8 million from our insurers relative to these claims, including the settlement payment to be received from Arch.

PINNACLE ENTERTAINMENT, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2006 and 2007

(in thousands)

Reserve Description	As of 1/1/05	2005		As of 12/31/05	2006		As of 12/31/06	2007		As of 12/31/07
		Additions	Deductions		Additions	Deductions		Additions	Deductions
Allowance for doubtful accounts	$1,557	$3,121	$(1,329)	$3,349	$8,851	$(3,221)	$8,979	$4,553	$(2,067)	$11,465
Self-insurance reserves	7,698	22,892	(20,846)	9,744	27,600	(21,383)	15,961	34,019	(34,569)	15,411
Legal and other	4,465	11,435	(9,901)	5,999	7,096	(7,071)	6,024	22,737	(22,669)	6,092
Asset sale reserves	1,595	1,272	(1,204)	1,663	402	(997)	1,068	1,338	542	1,864

PINNACLE ENTERTAINMENT, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated March 13, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

2.2	Amendment No. 1, dated as of April 18, 2006, to Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

2.3	Amendment No. 2, dated as of April 23, 2006, to Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

2.4	Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation dated as of March 13, 2006 as amended and restated as of April 28, 2006 is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

2.5	Amendment No. 4, dated as of May 5, 2006, to Agreement and Plan of Merger, by and among Pinnacle Entertainment, Inc., PNK Development 1, Inc. and Aztar Corporation is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

2.6	Acquisition Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., Atlantic Coast Entertainment Holdings, Inc., ACE Gaming, LLC, American Real Estate Holdings Limited Partnership, AREP Boardwalk Properties LLC, PSW Properties LLC, AREH MLK LLC, and Mitre Associates LLC is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007. (SEC File No. 001-13641).

4.1†	Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2†	Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.3†	Hollywood Park, Inc. 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4†	Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.6†	Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.7†	Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8†	First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9†	Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10†	Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11†	2005 Equity and Performance Incentive Plan, as Amended, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2006. (SEC File No. 001-13641).

4.12†	Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.13†	Form of Stock Option Grant Notice and Form of Stock Option Agreement for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2005. (SEC File No. 001-13641).

4.14†	Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.15†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.16†	Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.17	Indenture dated as of September 25, 2003 by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.18	First Supplemental Indenture dated as of September 25, 2003, governing the 8.75% Senior Subordinated Notes due 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.19	Form of 8.75% Senior Subordinated Note due 2013 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.20	Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.21	First Supplemental Indenture dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.22	Second Supplemental Indenture dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.23	Third Supplemental Indenture dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.24	Fourth Supplemental Indenture dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.25*	Fifth Supplemental Indenture, dated as of May 29, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York.

4.26	Sixth Supplemental Indenture, dated as of June 7, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 001-13641).

4.27	Form of 8.25% Senior Subordinated Note due 2012 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.28	Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.29	Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
4.30	Registration Rights Agreement, dated as of June 8, 2007, among the Company, the guarantors identified therein and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.1	Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-13641).

10.2	First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-13641).

10.3	Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

10.4	Third Amendment, dated as of November 17, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005 and that Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 11, 2006), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns, & Co. Inc., as Joint Advisors, Joint Lead Arrangers and joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2006. (SEC File No. 001-13641).

10.5†	Amended and Restated Hollywood Park, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on August 31, 1999. (SEC File No. 333-86223).

Exhibit Number	Description of Exhibit
10.6*†	Pinnacle Entertainment, Inc. Second Amendment and Restatement of the Executive Deferred Compensation Plan, effective December 31, 2007.

10.7†	Summary of the Deferred Bonus Plan is hereby incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004, filed on May 9, 2005.

10.8†	Summary of 2005 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2006. (SEC File No. 001-13641).

10.9†	Summary of Compensation Arrangements related to special bonuses is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.10†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.11†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.12†	Summary of 2007 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.13†	Second Amended and Restated Employment Agreement, effective as of October 31, 2006, dated December 21, 2006 between Pinnacle Entertainment, Inc. and Daniel R. Lee incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2006. (SEC File No. 001-13641).

10.14†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.15†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.16†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.17†	Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.18	Form of Lease by and between the Webster Family Limited Partnership and the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. (SEC File No. 001-13641).

10.19	Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.20	Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.21	Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.22	Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.23	Statement of Conditions to Riverboat Gaming License of PNK (LAKE CHARLES), L.L.C., is hereby incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. (SEC File No. 001-13641).

10.24	Ground Lease Agreement, effective as of August 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.25	Guaranty Agreement, effective as of August 1, 2007, by and between Pinnacle Entertainment, Inc. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.26	Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.27	First Amendment to Redevelopment Agreement and First Amendment to Option Agreement dated as of December 23, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.28	Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.29	Third Amendment to the Redevelopment Agreement by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.30	Lease and Development Agreement, dated as of August 12, 2004, by and between the St. Louis County Port Authority and the Company, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.31	Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.32	Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.33	Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.34	Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.35	Fifth Amendment to Lease and Development Agreement, dated as of March 30, 2007, by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.36	Sixth Amendment to Lease and Development Agreement, dated November 26, 2007, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.37	Purchase Agreement dated February 24, 2006 by and between Pinnacle Entertainment, Inc. and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri, Inc. is hereby incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.38	Side Letter dated February 24, 2006 by and between Pinnacle Entertainment, Inc. and President Casinos, Inc. and its wholly owned subsidiary, President Casino-Missouri, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.39	Tender Offer Letter, dated July 12, 2006, by and among Pinnacle Entertainment, Inc., AIG Global Investment Corp., MacKay Shields LLC, St. Louis Parking Company, Material Sales Company, St. Louis Post-Dispatch, and U.S. Food Service is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2006. (SEC File No. 001-13641).

10.40	Settlement Agreement dated as of October 10, 2006, by and among Pinnacle Entertainment, Inc., the Official Committee of Equity Security Holders of President Casinos, Inc., President Casinos, Inc., President Riverboat Casino-Missouri, Inc. and Terrence L. Wirginis is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.41	Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated March 13, 2006 is hereby incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.42	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 18, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.43	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 23, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006. (SEC File No. 001-13641).

10.44	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated April 27, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006. (SEC File No. 001-13641).

10.45	Amended and Restated Commitment Letter by and among Lehman Commercial Paper Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc. and Bear Stearns Corporate Lending Inc. and Pinnacle Entertainment, Inc., dated May 4, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2006. (SEC File No. 001-13641).

10.46	Indemnification Trust Agreement dated as of August 16, 2005, by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.47	Underwriting Agreement dated as of January 12, 2006 by and between Pinnacle Entertainment, Inc. and Lehman Brothers Inc. and Deutsche Bank Securities Inc., as representatives of several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006. (SEC File No. 001-13641).

10.48	Underwriting Agreement dated as of January 11, 2007 by and between Pinnacle Entertainment, Inc. and Bear, Stearns & Co., Inc. & Lehman Brothers Inc., as representatives of the several underwriters named therein is hereby incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 12, 2007. (SEC File No. 001-13641).

10.49	Agreement for the Sale and Purchase of Real Estate, Assignment of Leases, and Joint Escrow Instructions by and among Biloxi Casino Corp., Casino Magic Corp. and Casino One Corporation and Grand Casinos of Mississippi, Inc.-Biloxi dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.50	Purchase Agreement by and among Pinnacle Entertainment, Inc. Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, and Harrah’s Operating Company, Inc. dated as of May 26, 2006 is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2006. (SEC File No. 001-13641).

10.51	Amendment to Purchase Agreement dated as of October 3, 2006 by and between Pinnacle Entertainment Inc., Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, Harrah’s Lake Charles, LLC, Harrah’s Star Partnership and Harrah’s Operating Company, Inc. is hereby incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.52	Statement of Conditions to Riverboat Gaming License of Harrah’s Lake Charles, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

10.53	Statement of Conditions to Riverboat Gaming License of Harrah’s Star Partnership is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2006. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.54	Stockholders Agreement dated as of September 3, 2006 by and among Pinnacle Entertainment, Inc., American Real Estate Holdings Limited Partnership and AREP Sands Holding, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2006. (SEC File No. 001-13641).

10.55	Agreement dated as of September 11, 2006 between Pinnacle Entertainment, Inc. and Timothy J. Parrott is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2006. (SEC File No. 001-13641).

10.56	Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC by and between Pinnacle Entertainment, Inc. as a Member, and Robert L. Johnson, as a Member is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006. (SEC File No. 001-13641).

10.57	Termination Agreement of Amended and Restated Limited Liability Company Operating Agreement of PNK (PA), LLC, dated September 27, 2007, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 001-13641).

10.58†	Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2007. (SEC File No. 001-13641).

10.59	Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.60	Development Agreement dated December 31, 2007, by and between Unified Government of Wyandotte County/Kansas City, Kansas and PNK (Kansas), LLC, is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.61	Standard Form of Agreement, dated November 27, 2007, between Owner and Contractor by and between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.62	Purchase Agreement, dated as of June 5, 2007, by and among Pinnacle Entertainment, Inc., Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

10.63	Guaranteed Maximum Price Agreement, dated as of May 11, 2007, between Casino One Corporation and McCarthy Building Companies, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007. (SEC File No. 001-13641).

10.64*†	Summary of 2007 Bonus Award Schedule.

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23*	Consent of Deloitte & Touche LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.