Form 10-Q
period 2008-03-31
PINNACLE ENTERTAINMENT INC
filed 2008-05-12
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of the close of business on May 6, 2008, the number of outstanding shares of the registrant’s common stock was 59,954,181.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.	Financial Statements

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	For the three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenues:
Gaming	$228,762	$204,382
Food and beverage	13,763	10,862
Hotel and recreational vehicle park	6,129	6,484
Truck stop and service station	2,619	5,660
Other operating income	5,897	5,439

	257,170	232,827

Expenses and other costs:
Gaming	138,637	118,971
Food and beverage	15,032	10,901
Hotel and recreational vehicle park	4,388	3,328
Truck stop and service station	2,536	5,306
General and administrative	60,120	50,397
Other operating expenses	3,159	2,317
Depreciation and amortization	28,639	20,544
Pre-opening and development costs	17,136	11,535

	269,647	223,299

Operating income (loss)	(12,477)	9,528
Interest income	1,139	4,482
Interest expense, net of capitalized interest	(12,083)	(9,288)

Income (loss) from continuing operations before income tax	(23,421)	4,722
Income tax benefit (expense)	7,273	(1,436)

Income (loss) from continuing operations	(16,148)	3,286
Income (loss) from discontinued operations, net of income tax	21,202	(377)

Net income	$5,054	$2,909

Net income per common share—basic
Income (loss) from continuing operations	$(0.27)	$0.06
Income (loss) from discontinued operations, net of income tax	0.35	(0.01)

Net income per common share—basic	$0.08	$0.05

Net income per common share—diluted
Income (loss) from continuing operations	$(0.27)	$0.06
Income (loss) from discontinued operations, net of income tax	0.35	(0.01)

Net income per common share—diluted	$0.08	$0.05

Number of shares—basic	59,949	57,508
Number of shares—diluted	60,085	59,119

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$203,113	$191,124
Receivables, less allowance for doubtful accounts of $11,348 and $11,321	19,333	20,562
Inventories	6,732	6,688
Prepaid expenses and other assets	38,369	54,092
Deferred income taxes	11,725	9,213

Total current assets	279,272	281,679
Restricted cash	6,084	6,163
Land, buildings, riverboats and equipment:
Land and land improvements	500,722	470,568
Buildings, riverboats and improvements	1,052,470	1,004,342
Furniture, fixtures and equipment	461,177	437,120
Construction in progress	140,392	150,657

	2,154,761	2,062,687
Less: accumulated depreciation	(371,749)	(346,405)

	1,783,012	1,716,282
Goodwill	45,286	45,286
Intangible assets, net	74,369	74,487
Other assets, net	60,045	69,647

	$2,248,068	$2,193,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,450	$86,736
Accrued interest	15,632	11,136
Accrued compensation	34,669	41,533
Other accrued liabilities	63,324	72,663
Current portion of long-term debt	78	87

Total current liabilities	167,153	212,155
Long-term debt, less current portion	941,274	841,214
Other long-term liabilities	72,238	70,272
Deferred income taxes	14,717	17,544
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock—$0.10 par value, 59,954,181 and 59,887,181 shares outstanding, net of treasury shares	6,195	6,190
Additional paid in capital	991,937	989,589
Retained earnings	97,576	92,520
Accumulated other comprehensive loss	(22,932)	(15,850)
Treasury stock, at cost, 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	1,052,686	1,052,359

	$2,248,068	$2,193,544

See accompanying notes to the unaudited condensed consolidated financial statements

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$5,054	$2,909
Depreciation and amortization	28,639	20,544
Loss on disposal of assets	413	—
Amortization of debt issuance costs	1,068	1,089
Share-based compensation expense	1,771	2,223
Tax benefit from stock option exercises	118	18
Excess tax benefit from stock equity plans	(180)	(15)
Insurance advances in excess of net book value	—	5,000
Change in long-term accounts, net	1,488	5,089
Change in deferred income taxes	11,326	1,452
Changes in operating assets and liabilities:
Receivables	1,229	4,239
Prepaid expenses and other	(410)	(4,173)
Accounts payable	(4,671)	16,719
Accrued compensation	(6,864)	(6,358)
Accrued interest	4,496	(3,512)
Other accrued liabilities	(9,077)	(14,543)
All other, net	91	1,053

Net cash provided by operating activities	34,491	31,734

Cash flows from investing activities:
Capital expenditures	(122,934)	(90,098)
Additional funding for 2006 asset acquisitions	—	(10,066)
Decrease in restricted cash	79	22,236
Proceeds from sale of property and equipment	—	219

Net cash used in investing activities	(122,855)	(77,709)

Cash flows from financing activities:
Borrowings under credit facility	100,000	—
Repayments under credit facility	—	(60,000)
Payments on other secured and unsecured notes payable	(30)	(313)
Proceeds from common stock equity offerings	—	353,466
Proceeds from common stock options exercised	464	10
Excess tax benefits from stock equity plans	180	15
Debt issuance and other financing costs	(240)	—

Net cash provided by financing activities	100,374	293,178

Effect of exchange rate changes on cash and cash equivalents	(21)	(346)

Increase in cash and cash equivalents	11,989	246,857
Cash and cash equivalents at the beginning of the period	191,124	188,576

Cash and cash equivalents at the end of the period	$203,113	$435,433

Supplemental Cash Flow Information:
Cash paid for interest	$13,393	$18,801
Cash payments (refunds) related to income taxes, net	627	(3,858)
Increase (decrease) in construction related liabilities	(25,840)	17,294

See accompanying notes to the unaudited condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles (“GAAP”) in the United States. The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results.

The results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2007.

General Pinnacle Entertainment, Inc. (“Pinnacle”) is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, located in southeastern Indiana (“Belterra Casino Resort”), Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively), Reno, Nevada (“Boomtown Reno”), and St. Louis, Missouri (“Lumière Place–St. Louis”). Internationally, we operate several small casinos in Argentina (“Casino Magic Argentina”) and one in The Bahamas (“The Casino at Emerald Bay”).

Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, Missouri, we are constructing a casino named River City. In Lake Charles, Louisiana, we are developing a second casino-hotel to be called Sugarcane Bay. In Baton Rouge, Louisiana, we are developing a casino-hotel to be called The Casino at Rivière. In Atlantic City, we are developing a new major casino-resort at the heart of the famed Boardwalk. Additionally, in Kansas City, Kansas, we have submitted a proposal and the requisite gaming application for a casino-resort. Each of these projects is subject to various regulatory approvals.

Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” For three months ended March 31, 2008 and 2007, pre-opening and development costs were $17.1 million and $11.5 million, respectively. For both periods, pre-opening and development costs were primarily associated with Lumière Place and our Atlantic City, Sugarcane Bay and Rivière projects.

Capitalization of Interest We capitalize interest expense on construction in progress based on our average cost of borrowed funds. Interest is no longer capitalized once the project is substantially complete. Capitalized interest included in interest expense was $7.0 million for both the three months ended March 31, 2008 and 2007. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life of the asset.

Fair Value Measurements Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three months ended March 31, 2008, the Company has not elected to use the fair value option permitted under SFAS No. 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy—SFAS No. 157 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available.

These two types of inputs have created the following fair-value hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Determination of Fair Value—The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, etc. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

We have marketable securities which are classified as available for sale. Available for sale securities are marked-to-market based on quoted market values for the securities, with the unrealized gains and losses, net of tax, reported as a component of “Accumulated other comprehensive income” on the unaudited Condensed Consolidated Balance Sheets. At March 31, 2008, we held $22.7 million available for sale securities, which are included in the “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheet. We did not have any such securities as of March 31, 2007. See Note 5 for further details regarding our marketable securities available for sale.

Recently Issued Accounting Pronouncements

SFAS No. 161 In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 will

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

become effective for us on January 1, 2009 (our first fiscal year beginning after November 15, 2008). We currently do not utilize derivatives and hedging activities; thus, SFAS No. 161 will not have an effect on our consolidated financial statements.

SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for us on January 1, 2009 (our first fiscal year beginning after December 15, 2008). We currently do not have subsidiaries in which we have a noncontrolling interest; thus, SFAS No. 160 will not have an effect on our consolidated financial statements.

Note 2—Land, Buildings, Riverboats and Equipment

Construction in progress at March 31, 2008 relates primarily to our River City and Atlantic City projects, while construction in progress at December 31, 2007 related primarily to our Lumière Place-St. Louis, River City and Atlantic City projects. Depreciation expense for the three months ended March 31, 2008 and 2007 was $28.5 million and $20.4 million, respectively.

Note 3—Long-Term Debt

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(in millions)
Senior Secured Credit Facility	$150.0	$50.0
Unsecured 8.25% Notes due 2012	277.0	277.2
Unsecured 8.75% Notes due 2013	133.6	133.5
Unsecured 7.50% Notes due 2015	379.8	379.6
Other secured and unsecured notes payable	1.0	1.0

	941.4	841.3
Less current maturities	(0.1)	(0.1)

	$941.3	$841.2

Senior Secured Credit Facility: During the three months ended March 31, 2008, we borrowed an additional $100 million under the bank credit facility revolver (the “Credit Facility”), as well as increased our outstanding letters of credit by approximately $1.1 million to $22.3 million. As of March 31, 2008, the interest rate on borrowings under the Credit Facility was 4.37% (reflecting a margin of 1.50% over a LIBOR rate of 2.87%), while the letters of credit bore facility fees of 1.50% per annum. The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. We were in compliance with all such covenants as of March 31, 2008.

Interest expense: Interest expense, net of capitalized interest, was $12.1 million and $9.3 million for the three months ended March 31, 2008 and 2007, respectively. Interest expense before the capitalization of interest for the same periods was $19.1 million and $16.3 million, respectively. The increase was principally the result of additional borrowings under the Credit Facility.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 4—Income Taxes

Our effective income tax rate for continuing operations for the quarter was (31.1%) as compared to 30.4% for the same period last year. Our current quarter income tax benefit is negatively impacted by non-deductible items such as lobbying expenses and state income tax expense, including the impact of non-deductible gaming taxes for Indiana. Indiana is the only state that does not allow the deduction of gaming taxes when computing taxable income for the state income tax. Due to potential settlements of pending litigation, it is reasonably possible that our unrecognized tax benefits will decrease between $2 million and $7 million during the next twelve months.

Note 5—Stockholders’ Equity

Earnings per Share: There were 2.4 million and 135,000 common stock options outstanding for the three months ended March 31, 2008 and 2007, respectively, which were not in-the-money and therefore excluded from the determination of diluted earnings per share.

Comprehensive Income: Our comprehensive income (loss) is as follows:

	For the three months ended March 31,
	2008	2007
	(in millions)
Net income	$5.1	$2.9
Other comprehensive loss
Foreign currency translation loss	(0.2)	(0.3)
Post-retirement plan benefit obligation, net of amortization and income taxes	—	(0.2)
Unrealized loss on securities, net of provisions for income taxes	(6.9)	—

	(7.1)	(0.5)

Comprehensive income (loss)	$(2.0)	$2.4

Marketable securities classified as available for sale are reflected in “Prepaid expenses and other assets” on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2008. We do not actively trade such securities, therefore, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the decline in value of these securities during the first quarter 2008 was recorded as an after-tax unrealized loss of $6.9 million (based on a pretax loss of $11.6 million) and is reflected in “Accumulated other comprehensive loss” on our unaudited Condensed Consolidated Balance Sheet as of March 31, 2008. Our cumulative unrealized losses before taxes related to these securities is $17.1 million.

Note 6—Employee Benefit and Other Plans

Share-based Compensation: As of March 31, 2008, we have approximately 5.9 million share-based awards issued, 27,000 of which are restricted stock awards and the rest of which are common stock options. Under the 2005 Equity and Performance Incentive Plan, there were approximately 264,000 share-based awards available for grant as of March 31, 2008.

Pursuant to SFAS No. 123R, “Share-Based Payment,” we recorded pre-tax compensation expense of approximately $1.8 million and $2.2 million during the three months ended March 31, 2008 and 2007, respectively. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $20.0 million and $21.1 million at March 31, 2008 and 2007, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The aggregate amount of cash we received from the exercise of stock options was $464,000 and $10,000 for the three months ended March 31, 2008 and 2007, respectively. The associated shares were newly issued common stock. Excess tax benefits resulting from the exercise of stock options of $180,000 and $15,000 for the three months ended March 31, 2008 and 2007, respectively, are reported as additional cash flows from financing activities.

The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2008	5,728,865	$15.10
Granted	239,000	$17.20
Exercised	(51,000)	$8.81
Cancelled, Forfeited	(29,225)	$22.19

Options outstanding at March 31, 2008	5,887,640	$15.20

Vested or expected to vest at a point in the future as of March 31, 2008	5,712,003	$15.03
Options exercisable at March 31, 2008	3,448,240	$11.09
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2008:	$7.82

Note 7—Hurricane Insurance Matters—Casino Magic Biloxi

In April 2006, we filed an insurance claim and, in August 2006, we filed a lawsuit against three of our insurance carriers for the losses associated with hurricane-related damage to our former Casino Magic Biloxi site. We currently estimate the value of our insurance claim, excluding any litigation claim for interest or bad-faith damages, at approximately $297 million. In February 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for approximately $36.8 million, which we received in March 2008. These non-refundable settlement proceeds and other miscellaneous uninsured costs are reflected in discontinued operations, net of income taxes. We continue to pursue our claims related to the hurricane damage and consequential loss in Biloxi.

Cumulatively, as of March 31, 2008, we have received $142 million in advances and settlements proceeds toward our insurance claim. As of such date, the insurers have not designated the advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the depreciated book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and depreciated book value, the difference (currently $21.4 million of the $105 million in advances) is recorded as a deferred gain on our unaudited Condensed Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and likely to be substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their depreciated book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. As the insurance claim is resolved, which is likely to be either through negotiation or litigation, management expects to record a significant accounting gain when amounts are received. The settlement of part of the insurance claim resulted in a gain reflected in discontinued operating results in the first quarter. The deferred gain reflected on the unaudited Condensed Consolidated Balance Sheets primarily

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

reflects the forgone profits and the difference between the cost of a new facility that could be built today and the depreciated book value of the facility that was destroyed. For a more detailed description regarding our insurance litigation, see Note 8 (Commitment and Contingencies–Legal–Insurance Litigation).

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The GMP Agreement established an outside date of March 20, 2008 for the contractor to be substantially complete, which date has been met. The GMP Agreement contains various other milestone dates and obligations.

The guaranteed maximum price set by the GMP Agreement was a portion of the total budget of $507 million for the Lumière Place project. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of March 31, 2008, we have paid approximately $325 million of the approximate $345 million maximum price for work already completed.

Redevelopment Agreement: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to invest at least $325 million to construct a gaming and multi-use facility (which we have fulfilled as of March 31, 2008), and to oversee the investment of $50.0 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million. We are also obligated to pay an annual fee to the City of St. Louis of $1.0 million beginning after our River City project opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and our development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index. We also created a Community Improvement District which receives a portion of the property taxes generated from the projects in the Community Improvement District for the purpose of funding security, public improvements and maintenance for the area. If the Community Improvement District fails to generate $365,000 of annual taxes, we are obligated to cover the shortfall. The Company currently owns all of the land within the Community Improvement District.

Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4.0 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease and development agreement) commencing on the earlier of August 11, 2009 or the date the project opens. In addition, the lease and development agreement provides that the project is to be developed in two phases. In the first phase, we are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the park property; and (e) construct a roadway into the project. In the second phase, we are required to invest at least an additional $75.0 million to construct a hotel with a minimum of 100 guestrooms and other amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

commence the aforementioned construction of the gaming facilities and the roadwork by December 31, 2007 (which condition has been satisfied) and that the gaming facilities should be complete and open to the public by May 1, 2009. In the event the second phase is not opened within three years from the date of the casino opening, we are required to pay liquidated damages of $2.0 million beginning on the January 2 immediately following the expiration of three years. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages increases by $1.0 million each year: $3.0 million in year two, $4.0 million in year three, $5.0 million in year four and $6.0 million in year five. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of March 31, 2008, the maximum aggregate amount that would be paid to this group of 35 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $34.7 million.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of March 31, 2008, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.7 million.

Self-Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.

Collective Bargaining Agreement: As of March 31, 2008, we continue to negotiate a collective bargaining agreement with approximately 149 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.

Multi-employer Pension Plan: In connection with the acquisition of the Atlantic City site and the contemporaneous shutdown of operations, we assumed the withdrawal liability associated with a union-sponsored, multi-employer pension benefit plan, which was approximately $4.6 million. At the time of the acquisition of the Atlantic City site, we received a payment from the prior owner of approximately $4.6 million to cover the withdrawal liability. The withdrawal liability is payable over 55 months (approximately $100,000 per month) plus interest at a rate of 8.7% per annum. The remaining amount of such withdrawal liability was estimated at $3.5 million and $3.7 million at March 31, 2008 and December 31, 2007, respectively. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material. The liability was a purchase price adjustment at closing, as the liability related to operations by the prior owner.

Legal

Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We currently estimate that the value of our insurance claim, excluding any litigation claim for interest or bad-faith damages, is approximately $297 million. Such insurance claim includes approximately $171 million for property damage, $120 million for business-interruption loss ($30.0 million of which is caused by insurer delay) and $5.7 million for emergency, mitigation and demolition expenses. Setting aside coverage issues that the insurers are alleging, our insurance carriers have previously estimated the total loss to be approximately $176 million. On February 22, 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. As of March 31, 2008, we have received $142 million from our insurance carriers relative to these claims, including the settlement payment from Arch Specialty Insurance Company.

Among the matters in dispute in the lawsuit was a coverage dispute based on policy language, in which the insurers of the higher coverage layers took the position that they may not have to pay anything because their policies contain a Flood exclusion, among other provisions. The insurers claimed that an allocation needed to be done between wind damage and flood damage. On March 26, 2008, the U.S. District Court granted Pinnacle’s motion for partial summary judgment on the issue of coverage against the two remaining insurance carriers, Allianz Global Risks US Insurance Company and RSUI Indemnity Company, and denied the remaining insurance carriers’ cross-motions for partial summary judgment. The U.S. District Court held, among other things, that the policies’ Flood exclusions were ambiguous and did not preclude coverage for any of our loss.

Arch Specialty Insurance Company’s settlement payment related to its policy layer providing $50 million of coverage as part of the coverage layer between $150 million and $250 million of total coverage. The settlement with Arch Specialty Insurance Company implies a negotiated level of loss less than the claimed amount of $297 million, but we have preserved all of our rights to pursue our full claim, plus interest, bad faith and punitive damages against the two remaining insurance carriers, Allianz Global Risks US Insurance Company and RSUI Indemnity Company. Allianz Global Risks US Insurance Company provides the $50 million of coverage between $100 million and $150 million of total coverage, the layer immediately below Arch Specialty Insurance Company’s layer. RSUI Indemnity Company provides $50 million of coverage at the same layer as Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. We continue to pursue our claims related to the hurricane damage and consequential loss in Biloxi.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we closed the transaction to acquire the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s based on a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. We have not yet answered the March 13 complaint. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this litigation.

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

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding our Argentine and Bahamian subsidiaries, our subsidiary which owns an aircraft, a subsidiary with approximately $66.2 million in cash, cash equivalents and marketable securities as of March 31, 2008 and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2008
Income Statement
Revenues:
Gaming	$—	$211.3	$17.5	$—	$228.8
Food and beverage	—	12.4	1.4	—	13.8
Equity earnings of subsidiaries	21.4	1.7	—	(23.1)	—
Other	0.1	14.3	0.2	—	14.6

	21.5	239.7	19.1	(23.1)	257.2

Expenses:
Gaming	—	128.6	10.0	—	138.6
Food and beverage	—	13.4	1.6	—	15.0
Administrative and other	13.1	69.8	4.6	—	87.5
Depreciation and amortization	0.8	24.7	3.1	—	28.6

	13.9	236.5	19.3	—	269.7

Operating income (loss)	7.6	3.2	(0.2)	(23.1)	(12.5)
Interest (expense) income, net	(18.6)	7.1	0.6	—	(10.9)

Income (loss) from continuing operations before inter-company activity and income taxes	(11.0)	10.3	0.4	(23.1)	(23.4)
Management fee and inter-company interest income (expense)	7.9	(7.8)	(0.1)	—	—
Income tax benefit (expense)	8.2	—	(0.9)	—	7.3

Income (loss) from continuing operations	5.1	2.5	(0.6)	(23.1)	(16.1)
Income from discontinued operations, net of taxes	—	21.2	—	—	21.2

Net income	$5.1	$23.7	$(0.6)	$(23.1)	$5.1

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2007
Income Statement
Revenues:
Gaming	$—	$181.1	$23.3	$—	$204.4
Food and beverage	—	9.6	1.3	—	10.9
Equity earnings of subsidiaries	18.1	(3.0)	—	(15.1)	—
Other	0.1	16.9	0.5	—	17.5

	18.2	204.6	25.1	(15.1)	232.8

Expenses:
Gaming	—	107.2	11.8	—	119.0
Food and beverage	—	9.3	1.6	—	10.9
Administrative and other	11.9	50.1	10.9	—	72.9
Depreciation and amortization	0.3	16.5	3.7	—	20.5

	12.2	183.1	28.0	—	223.3

Operating income	6.0	21.5	(2.9)	(15.1)	9.5
Interest (expense) income, net	(12.3)	5.7	1.8	—	(4.8)

Income from continuing operations before inter-company activity and income taxes	(6.3)	27.2	(1.1)	(15.1)	4.7
Management fee and inter-company interest income (expense)	9.7	(9.6)	(0.1)	—	—
Income tax expense	(0.5)	—	(0.9)	—	(1.4)

Income from continuing operations	2.9	17.6	(2.1)	(15.1)	3.3
Loss from discontinued operations, net of taxes	—	(0.4)	—	—	(0.4)

Net income	$2.9	$17.2	$(2.1)	$(15.1)	$2.9

As of March 31, 2008
Balance Sheet
Current assets	$83.6	$104.6	$91.1	$—	$279.3
Property and equipment, net	31.4	1,683.0	68.6	—	1,783.0
Other non-current assets	53.0	115.8	17.0	—	185.8
Investment in subsidiaries	1,912.8	22.7	—	(1,935.5)	—
Inter-company	1.2	4.0	(5.2)	—	—

	$2,082.0	$1,930.1	$171.5	$(1,935.5)	$2,248.1

Current liabilities	$29.0	$125.4	$12.7	$—	$167.1
Notes payable, long term	940.4	0.9	—	—	941.3
Other non-current liabilities	59.9	27.0	0.1	—	87.0
Equity	1,052.7	1,776.8	158.7	(1,935.5)	1,052.7

	$2,082.0	$1,930.1	$171.5	$(1,935.5)	$2,248.1

As of December 31, 2007
Balance Sheet
Current assets	$44.3	$141.3	$96.0	$—	$281.6
Property and equipment, net	28.7	1,617.8	69.8	—	1,716.3
Other non-current assets	54.7	123.7	17.2	—	195.6
Investment in subsidiaries	1,859.8	21.3	—	(1,881.1)	—
Inter-company	1.3	3.5	(4.8)	—	—

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

Current liabilities	$35.7	$165.1	$11.3	$—	$212.1
Notes payable, long term	840.3	0.9	—	—	841.2
Other non-current liabilities	60.4	27.3	0.1	—	87.8
Equity	1,052.4	1,714.3	166.8	(1,881.1)	1,052.4

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2008
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(51.1)	$81.9	$3.7	—	$34.5
Net cash provided by (used in) investing activities	(3.4)	(117.6)	(1.8)	—	(122.8)
Net cash provided by (used in) financing activities	100.4	—	—	—	100.4
Effect of exchange rate changes on cash	—	—	—	—	—

For the three months ended March 31, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(63.0)	$86.8	$7.9	—	$31.7
Net cash provided by (used in) investing activities	20.9	(94.1)	(4.5)	—	(77.7)
Net cash provided by (used in) financing activities	293.5	—	(0.3)	—	293.2
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other non-material subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes.
(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are the only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane and the subsidiary that owns The Admiral Riverboat Casino.

Note 10—Segment Information

Internally, we use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate our resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,
	2008	2007
	(in millions)
Revenues:
L’Auberge du Lac (a)	$81.3	$77.8
Boomtown New Orleans	42.4	41.7
Belterra Casino Resort	42.0	44.4
Boomtown Bossier City	23.7	24.4
Lumière Place–St. Louis (b)	47.2	18.6
Boomtown Reno	10.7	17.3
International (c)	9.8	8.5
Other	0.1	0.1

Total Revenues	$257.2	$232.8

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended March 31,
	2008	2007
	(in millions)
Adjusted EBITDA (d):
L’Auberge du Lac (a)	$17.7	$16.7
Boomtown New Orleans	15.3	14.6
Belterra Casino Resort	7.3	9.6
Boomtown Bossier City	4.8	5.6
Lumière Place–St. Louis (b)	(0.8)	2.8
Boomtown Reno	(2.2)	0.6
International (c)	2.7	2.9

	44.8	52.8
Corporate expenses	(9.8)	(9.0)

	35.0	43.8
Other benefits (costs):
Depreciation and amortization	(28.6)	(20.5)
Pre-opening and development costs	(17.1)	(11.5)
Non-cash share-based compensation	(1.8)	(2.2)
Write-downs, reserves and recoveries, net	0.1	—
Interest income	1.1	4.4
Interest expense, net of capitalized interest	(12.1)	(9.3)
Income tax benefit (expense)	7.3	(1.4)

Income (loss) from continuing operations	$(16.1)	$3.3

	For the three months ended March 31,
	2008	2007
	(in millions)
Capital expenditures:
L’Auberge du Lac (a)	$16.9	$8.1
Boomtown New Orleans	0.9	0.8
Belterra Casino Resort	0.2	3.0
Boomtown Bossier City	1.5	0.4
Lumière Place–St. Louis (b)	56.7	64.3
Boomtown Reno	1.8	0.3
International (c)	1.8	2.9
Corporate and other, including new properties (e)	43.1	10.3

	$122.9	$90.1

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	March 31, 2008	December 31, 2007
	(in millions)
Assets:
L’Auberge du Lac (a)	$384.4	$398.5
Boomtown New Orleans	80.0	87.6
Belterra Casino Resort	211.4	215.1
Boomtown Bossier City	108.5	109.5
Lumière Place–St. Louis (b)	582.4	571.2
Boomtown Reno	68.4	71.9
International (c)	41.2	39.9
Corporate and other, including new properties	771.8	699.8

	$2,248.1	$2,193.5

(a)	Includes the new 252-guestroom addition, new retail shops and other property improvements.
(b)	Lumière Place includes the Lumière Place Casino, two hotels and The Admiral Riverboat Casino. The Lumière Place Casino opened on December 19, 2007. The Four Seasons Hotel St. Louis opened in February 2008. The former Embassy Suites was closed on March 31, 2007 and reopened as HoteLumière in February 2008, following an extensive refurbishment. The Admiral Riverboat Casino was acquired on December 20, 2006.
(c)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs and write-downs, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations.
(e)	Includes capital expenditures for our various development projects not yet reflected as operating segments consisting of $26.0 million for the Atlantic City project, $6.3 million for the River City project and $7.3 million for the Sugarcane Bay project.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Overview and Summary

Pinnacle Entertainment, Inc. is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, including Lumière Place in downtown St. Louis, where we began the complex’s phased opening with the casino and several restaurants in mid-December 2007, followed by the opening of the two hotels and other amenities in early 2008. Internationally, we operate several small casinos in Argentina and one in The Bahamas.

Our long-term strategy is to maintain and improve each of our existing casinos; to build new resorts that produce favorable returns above our cost of capital; and to develop the systems to tie all of our casinos together into a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer-loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions at reasonable valuations, when and if available. We continue to make progress toward achieving our long-term strategy.

We have a number of projects at various stages of development. In south St. Louis County, Missouri, we have begun foundation work for our River City casino, which we expect to open in 2009. We have distributed bid packages to contractors for the construction of our River City project and expect to receive proposals from such contractors regarding timing and pricing in the next several weeks. In Lake Charles, Louisiana, we plan to build the Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we received voter approval in February 2008 permitting construction of our proposed casino-hotel complex on land that we own or control in Baton Rouge. In Atlantic City, New Jersey, we continue to plan and design our casino-resort. We are one of several finalists for a proposed new gaming complex to be located in Kansas City, Kansas. In Central City, Colorado, we own a well-located potential casino site.

We are continuing development of the technology and infrastructure required to create a national customer-loyalty program.

In support of our expansion plans and to help fund our development pipeline, we raised a substantial amount of capital in 2007. In addition, we have an outstanding $297 million insurance claim related to our former Casino Biloxi operations, of which we have collected approximately $142 million as of March 31, 2008, inclusive of the $36.8 million we received on March 14, 2008.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three months ended March 31, 2008 and 2007. As discussed in Note 10 to our unaudited Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 10 to our unaudited Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended March 31,
	2008	2007
	(in millions)
Revenues:
L’Auberge du Lac (a)	$81.3	$77.8
Boomtown New Orleans	42.4	41.7
Belterra Casino Resort	42.0	44.4
Boomtown Bossier City	23.7	24.4
Lumière Place-St. Louis (b)	47.2	18.6
Boomtown Reno	10.7	17.3
International (c)	9.8	8.5
Other	0.1	0.1

Total Revenues	$257.2	$232.8

Operating income (loss)	$(12.5)	$9.5

Income (loss) from continuing operations	$(16.1)	$3.3

Adjusted EBITDA (d):
L’Auberge du Lac (a)	$17.7	$16.7
Boomtown New Orleans	15.3	14.6
Belterra Casino Resort	7.3	9.6
Boomtown Bossier City	4.8	5.6
Lumière Place-St. Louis (b)	(0.8)	2.8
Boomtown Reno	(2.2)	0.6
International (c)	2.7	2.9

Other benefits (costs):
Corporate expenses	$(9.8)	$(9.0)
Depreciation and amortization	(28.6)	(20.5)
Pre-opening and development costs	(17.1)	(11.5)
Non-cash share-based compensation	(1.8)	(2.2)
Write-downs, reserves and recoveries, net	0.1	—
Interest income	1.1	4.4
Interest expense, net of capitalized interest	(12.1)	(9.3)
Income tax benefit (expense)	7.3	(1.4)

(a)	Includes the new 252-guestroom addition, new retail shops and other property improvements.
(b)	Our Lumière Place-St. Louis segment includes Lumière Place Casino, which opened on December 19, 2007, the Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. We acquired The Admiral Riverboat Casino on December 20, 2006. The former Embassy Suites Hotel was closed March 31, 2007 for refurbishment. The restaurant at the former Embassy Suites Hotel remained open throughout the majority of 2007. The Four Seasons Hotel St. Louis and HoteLumière opened in February 2008.
(c)	Includes The Casino at Emerald Bay and Casino Magic Argentina.

(d)	We define Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs and write-downs, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of marketable securities, minority interest, loss on early extinguishment of debt and discontinued operations. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenues.

Comparison of the Three Months Ended March 31, 2008 and 2007

Operating Results Revenues for the three months ended March 31, 2008 were $257 million compared to $233 million in the prior-year quarter, primarily reflecting the benefit of the mid-December 2007 opening of the Lumière Place Casino and a 252-guestroom addition at L’Auberge du Lac, partially offset by the mid-2007 closure of the truck stop at our Boomtown Reno property. Total revenue attributable to properties opened for a year or more decreased $11.5 million or 5% primarily due to revenue declines at Boomtown Reno and The Admiral Riverboat Casino. As reflected in the unaudited Condensed Consolidated Income Statements, gaming revenues increased by $24.4 million primarily due to incremental revenues associated with the opening of the Lumière Place Casino. Food and beverage revenue increased by $2.9 million compared to the 2007 period due to the new amenities at Lumière Place-St. Louis and expansion at L’Auberge du Lac, whereas truck stop/service station decreased by $3.0 million due to the closure of the Reno truck stop in mid-2007. Hotel revenue was down by $355,000. Other income, comprised primarily of retail, arcade and showroom revenue, increased slightly in the 2008 quarter compared to the 2007 period by $458,000.

Each property’s contribution to these results was as follows:

At L’Auberge du Lac, we completed the opening of the 252-guestroom addition in early 2008 (208 of such guestrooms opened just prior to year-end 2007), bringing the total guestrooms at the property to 995. During the quarter ended March 31, 2008, we also opened a number of new amenities, including additional retail outlets and a new swimming pool. Reflective of the incremental guestroom base and amenities, revenues for the three months ended March 31, 2008 increased to $81.3 million compared to $77.8 million in the same 2007 period. Due mostly to low hold at the property’s table games, but also consistent with the opening of new operations, L’Auberge du Lac’s margins were negatively affected in the quarter. Adjusted EBITDA for the three months ended March 31, 2008 was $17.7 million compared to $16.7 million in the 2007 period. We estimate that Adjusted EBITDA would have been approximately $2.0 million higher in the recent quarter had the table games win percentage been the same as in the prior-year’s quarter. The table win percentage in the prior-year’s quarter was slightly lower than the long-term historical average for the property.

Revenues and Adjusted EBITDA for Boomtown New Orleans were $42.4 million and $15.3 million, respectively, for the three months ended March 31, 2008. Results at this West Bank property have been stable at such levels for several quarters, despite the relocation of a New Orleans-based casino to a town approximately 80 miles from Boomtown New Orleans in May 2007 and the opening in September 2007 of a slot parlor at a racetrack on the east side of the river. Revenues and Adjusted EBITDA in the 2007 first quarter were $41.7 million and $14.6 million, respectively.

At Belterra Casino Resort, revenues were $42.0 million for the three months ended March 31, 2008 compared to $44.4 million in the 2007 quarterly period, while Adjusted EBITDA was $7.3 million in the current quarter compared to $9.6 million for the three months ended March 31, 2007. The reduction in Adjusted EBITDA margin to 17.4% in the current quarter from 21.6% in the prior-year period is primarily due to lower gaming revenue, consistent with the southern Indiana gaming market, as well as increased marketing activities in competitive market.

Revenues and Adjusted EBITDA for Boomtown Bossier City for the three months ended March 31, 2008 were $23.7 million and $4.8 million, respectively. Revenues and Adjusted EBITDA for the three months ended March 31, 2007 were $24.4 million and $5.6 million, respectively. The Adjusted EBITDA margin for the current quarter of 19.8% compared to 23.0% in the prior-year quarter reflects increased competition and marketing costs in the continued competitive Bossier City/Shreveport/Oklahoma gaming market.

We opened the casino at Lumière Place-St. Louis in December 2007, followed by the opening of the 200-guestroom Four Seasons Hotel St. Louis, approximately 90% of the 294-suite HoteLumière and other amenities in phases throughout the first quarter of 2008. Other amenities include 22,000 square feet of meeting and convention space, additional restaurants, several retail outlets and a luxury spa. We plan to open the pedestrian tunnel, which connects Lumière Place to the America’s Center convention center, the Edward Jones stadium and the city’s central business district, in mid-May. Shortly thereafter, we plan to complete a large readerboard sign along Interstate 70, one of the largest such signs ever built.

Consistent with the opening of almost all new casino hotels, we incurred high expense levels for customer service and marketing activities, as we overstaffed to compensate for the inexperience of the staff and marketed to a broad audience to build regional name recognition. Over time, staffing levels should normalize, primarily through attrition, as employees become more skilled at providing first-class service. The marketing effort, meanwhile, will eventually become more targeted, as we develop a broader database and the need for name recognition marketing fades.

For the three months ended March 31, 2008, our revenues and Adjusted EBITDA loss were $47.2 million and $760,000, respectively, which results included Lumière Place Casino, the Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. For the 2007 quarterly period, which results included The Admiral Riverboat Casino and the former Embassy Suites hotel, revenues and Adjusted EBITDA were $18.6 million and $2.8 million, respectively.

Revenues and Adjusted EBITDA loss at our Boomtown Reno property were $10.7 million and $2.2 million, respectively, for the three months ended March 31, 2008, reflecting the mid-2007 closure of our truck stop. For the 2007 quarterly period, revenues and Adjusted EBITDA were $17.3 million and $593,000, respectively. The Reno market is also highly seasonal, with the peak period being the third quarter. During seasonally slow quarters, revenue swings tend to have an exaggerated effect on profitability.

The Boomtown Reno truck stop was closed to accommodate construction of a neighboring Cabela’s sporting goods store, which opened in November 2007 and to date has proved disappointing in terms of the number of customers brought to Boomtown Reno. We have the entitlements for a new satellite casino and travel plaza that could be built at a different location on the property’s 490 acres of available land. We are also planning to refurbish the hotel guestrooms at the property.

The International segment includes Casino Magic Argentina and The Casino at Emerald Bay in The Bahamas, which adjoins The Four Seasons Resort Great Exuma. Revenues for the 2008 first quarter rose to $9.8 million from $8.5 million in last year’s quarter due to a higher slot hold percentage at our Casino Magic property in Neuquén, Argentina. Adjusted EBITDA for the three months ended March 31, 2008 and 2007 was $2.7 million and $2.9 million, respectively, reflecting rising costs and a new smoking ban that affects the Company’s principal Argentine casino. The ban was imposed in November 2007 and does not apply to a competitor in a neighboring province.

We recently opened the 16 suites of the 32-guestroom hotel that adjoins our principal casino in Neuquén, Argentina, and anticipate opening the 15 standard rooms and one presidential suite in the 2008 second quarter. The new hotel is expected to cost approximately US$13.0 million and is being funded through the property’s existing cash balances and operating cash flows. Our exclusivity rights in Neuquén will be extended from 2016 to 2021 upon the inspection and approval of the hotel by the local gaming commission.

Corporate Expenses for the three months ended March 31, 2008 and 2007 were $9.8 million and $9.0 million, respectively. The increase in corporate expenses reflects our expanded base of operations and centralization efforts, primarily related to a central marketing database, single player-card initiative and customer loyalty program. Management has taken certain measures to control and reduce the growth, and perhaps the absolute level of, such expenses in future quarters.

Depreciation and Amortization Expense for the three months ended March 31, 2008 and 2007 was $28.6 million and $20.5 million, respectively, the increase primarily attributed to the opening of Lumière Place-St. Louis in December 2007.

Pre-opening and Development Costs for the three months ended March 31, 2008 and 2007 were $17.1 million and $11.5 million, respectively. The 2008 first quarter costs relate primarily to our two St. Louis projects ($4.6 million), our Atlantic City project ($5.7 million), and our Sugarcane Bay and Baton Rouge projects ($5.2 million).

Non-cash Share-based Compensation Expense for the three months ended March 31, 2008 and 2007 was $1.8 million and $2.2 million, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance.

Interest Income for the 2008 first quarter of $1.1 million was below the prior-year quarterly interest income of $4.4 million, primarily due to reduced cash balances and lower short-term interest rates.

Interest Expense before capitalized interest was $19.1 million for the three months ended March 31, 2008, compared to $16.3 million in the first quarter of 2007, reflective of the additional debt during the quarterly period. Capitalized interest was $7.0 million for both the three months ended March 31, 2008 and 2007.

Income Tax (Expense) Benefit: Our effective income tax rate for continuing operations for the quarter was (31.1%) as compared to 30.4% for the same period last year.

Discontinued Operations: As discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, in March 2008, we collected $36.8 million in non-refundable insurance advances related to our former Casino Magic Biloxi operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $203 million of cash and cash equivalents and approximately $178 million of availability under our Credit Facility (see discussion below). Of this amount, $88 million was used to fund our casino cages, slot machines and day-to-day operating accounts as of March 31, 2008. Such amount will fluctuate depending on a particular month, and the day of the week that a month ends. We continue to evaluate and reduce our on-going cash needs at the operating levels. We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $112 million at March 31, 2008, versus $69.5 million at December 31, 2007.

Cash provided by operations was $34.5 million for the three months ended March 31, 2008 compared to $31.7 million for the 2007 period. This increase was due primarily to the receipt of insurance settlement proceeds related to our former Casino Magic Biloxi property, offset by increases in pre-opening and development costs and working capital uses.

Capital expenditures for the three months ended March 31, 2008 were $123 million, including approximately $56.7 million for Lumière Place-St. Louis, $6.3 million for our River City casino-hotel, $7.3 million for Sugarcane Bay, $26.0 million for Atlantic City and $110,000 for Rivière. For the three months ended March 31, 2007, capital expenditures were $90.1 million, which included approximately $64.3 million for construction at Lumière Place and River City, and $8.1 million for the guestroom addition at L’Auberge du Lac.

For a detailed discussion of our projects and associated capital needs, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of March 31, 2008, we have cumulatively invested approximately $56.6 million, $21.2 million, $26.0 million and $336 million in capital expenditures, land acquisitions and/or pre-opening costs for the River City, Sugarcane Bay, Rivière and Atlantic City projects, respectively.

As of March 31, 2008, we had a $625 million revolving credit facility (the “Credit Facility”) that matures in December 2010, of which we had borrowed $150 million and had utilized letters of credit in the amount of $22.3 million. Utilization of the Credit Facility is currently limited to $350 million by the indenture governing our 8.75% senior subordinated notes due 2013, which notes become callable in October 2008.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants, with which we were in compliance as of March 31, 2008. The Credit Facility provides for permitted capital expenditures for our Lumière Place and River City projects, maintaining our existing casinos and hotels and for various new projects, all up to certain limits. In certain circumstances, the Credit Facility permits those limits to be increased through asset sales or equity transactions.

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

For borrowings under the Credit Facility the interest rate is computed as a margin over LIBOR based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. Such margin was 1.50% and LIBOR was 2.87% as of March 31, 2008. The Credit Facility also bears commitment fees, which are based on our Consolidated

Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of March 31, 2008, approximately 84.1% of our debt was at fixed versus floating interest rates.

As of March 31, 2008, in addition to our indebtedness under the Credit Facility, we had $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”), $275 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% senior subordinated notes due 2013 (the “8.75% Notes”) and certain other debt.

Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2:1. As of March 31, 2008, our Consolidated Coverage Ratio under the two more restrictive indentures was below 2:1. Such ratio was above 2:1 for the indenture governing the 7.50% Notes, as its definition for adjusted EBITDA is different.

The 7.50% Notes, 8.25% Notes and 8.75% Notes become or became callable at a premium over their face amount on June 15, 2011, March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. The 7.50% Notes are redeemable prior to such time at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, our compliance with covenants contained in the Credit Facility and indentures, and our ability to access the capital markets. Generally, development of our projects, including River City, Sugarcane Bay and Rivière, are contingent upon regulatory or other approvals that may or may not be achieved. We have purchased land in Atlantic City, New Jersey and Central City, Colorado for development of casino-hotels. We frequently evaluate other potential projects as well. Some of our development projects, including River City and Sugarcane Bay, are being developed pursuant to agreements and conditions with relevant government entities that require minimum investment levels and completion time schedules. We expect that the total cost of our development and expansion projects over the next several years will be several billion dollars. While we will endeavor to stage development and construction of these projects over several years, our proposed projects could strain our financial resources.

Management’s intention is to utilize existing cash resources, cash flows from operations, funds available under the Credit Facility and anticipated hurricane insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. The capital required for our development and expansion projects taken as a whole currently exceeds our available resources. Accordingly, construction of all of our projects will require us to access the capital markets. As a result of the turmoil in the capital markets, the availability of financing in the credit markets is constrained, expensive and perhaps unavailable. We can give no assurance as to when financing would be available on more favorable terms. Various projects may have to be postponed or may not make economic sense, or may not be possible to finance, if capital markets do not improve. Management intends to proceed with construction of its various projects when and if it believes that financing can be arranged on terms favorable to stockholders relative to the returns anticipated from our development projects.

While we are proceeding with our development projects, construction and completion of our various projects may require amending the terms of some of our debt and the Credit Facility and accessing the capital markets, which could be difficult or expensive under current market conditions. If the credit markets do not improve, we may adopt one or more alternatives, such as incurring debt on less than favorable terms, delaying or reducing planned development and expansion projects, selling assets, restructuring or modifying debt, or obtaining additional equity financing. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from the recent historical levels. We may choose to cancel or delay projects rather than issue equity at these levels. In addition to these factors, our inability to access the capital markets when needed, or the incurrence of debt on less than favorable terms, may impair our growth and affect our returns from new projects and expansions, our results of operations, cash flow, and financial condition, the per share trading price of our common stock, and the overall returns from investing in our debt obligations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

During the quarterly period ended March 31, 2008, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no newly identified significant changes in the first quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding anticipated completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, operating and capital expenses, financing options, including the state of the credit markets and our ability to access the capital markets, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•

the fact that our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects will require us, in order to complete all of such projects, to raise substantial amounts of money from outside sources and the fact that in the near term, the availability of financing may be constrained by current disruptions in the credit markets;

•

insufficient or lower-than-expected results generated from our new developments and acquired properties, including results from the opening of a new facility, may not yield an adequate or expected return on our substantial investments;

•

many factors, including the escalation of construction costs beyond increments anticipated in our construction budgets, could prevent us from completing our construction and development projects as planned, on time or on budget;

•	while we are actively developing our Atlantic City site, we may not realize the financial and strategic goals that are contemplated from its development;

•	the gaming industry is very competitive, and increased competition, including by Native American gaming facilities, could adversely affect our profitability;

•	the loss of management and other key personnel could significantly harm our business;

•	we may not meet the conditions for the receipt or maintenance of gaming licensing approvals, including for our River City, Sugarcane Bay and Rivière projects, some of which are beyond our control;

•

because of our current leverage and projected future borrowings, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing and we may experience adverse effects of interest rate and exchange rate fluctuations;

•	economic and political conditions, including slowdowns in the economy, and other factors affecting discretionary consumer spending may harm our operating results;

•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;

•	our insurance policy limits for Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake are significantly less than our coverage for the 2005 hurricane season;

•	new laws at the state and local level, including smoking bans, could adversely affect our profitability; and

•	state legislatures from time to time consider legislation that could increase our competition or taxes.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010. As of March 31, 2008, there was outstanding $150 million under this revolving credit facility and $22.3 million under various letters of credit. Our borrowings under our Credit Facility accrue interest at LIBOR plus a margin, which margin is currently 1.50%. If LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $1.5 million per year, assuming constant debt levels. Such swings in LIBOR rates would be partially offset by our invested cash balances, much of which are invested at rates that also fluctuate with LIBOR.

We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at March 31, 2008 were $35.6 million, or approximately 1.6% of our consolidated assets. In addition, at this time the Bahamian dollar is pegged to the U.S. dollar. If the Bahamian government should choose to no longer peg its currency to the U.S. dollar, we would be subject to exchange rate fluctuations.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2008. At December 31, 2007, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Revolver Loan Facility (a)	$—	$—	$150,000	$—	$—	$—	$150,000	$150,000
Rate	4.37%	4.37%	4.37%	4.37%	4.37%	4.37%	4.37%
7.50% Notes	$0	$0	$—	$—	$—	$385,000	$385,000	$301,744
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	$—	$—	$—	$—	$275,000	$—	$275,000	$259,188
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$—	$—	$—	$—	$—	$135,000	$135,000	$132,469
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$58	$82	$88	$95	$102	$553	$978	$978
Avg. Interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	The revolving credit facility has a floating interest rate per annum based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which margin was 1.50% over LIBOR, or 4.37% at March 31, 2008, including LIBOR.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

During the three months ended March 31, 2008, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 under the heading “Legal Proceedings” and to which reference should be made.

Insurance Litigation: In August 2006, we filed suit in the U.S. District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. Among the matters in dispute in that lawsuit was a coverage dispute based on policy language, in which the insurers took the position that they may not have to pay anything because their policies contain a Flood exclusion, among other provisions. The insurers claimed that an allocation needed to be done between wind damage and flood damage. On February 22, 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for its agreement to pay us approximately $36.8 million, which amount we received in March 2008. On March 26, 2008, the U.S District Court granted Pinnacle’s motion for partial summary judgment on the issue of coverage and denied Allianz Global Risk US Insurance Company’s and RSUI Indemnity Company’s cross-motions for partial summary judgment. The U.S. District Court held, among other things, that the policies’ Flood exclusions were ambiguous and did not preclude coverage for any of Pinnacle’s loss.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. We have not yet answered the March 13 complaint. While the Company cannot predict the outcome of this litigation, management intends to vigorously defend this litigation.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007. (SEC File No. 001-13641).

10.1	Settlement Agreement, dated February 22, 2008, between Pinnacle Entertainment, Inc. and Arch Specialty Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2008. (SEC File No. 001-13641).

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)

Date: May 9, 2008	By:	/s/ STEPHEN H. CAPP
Stephen H. Capp Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007. (SEC File No. 001-13641).

10.1	Settlement Agreement, dated February 22, 2008, between Pinnacle Entertainment, Inc. and Arch Specialty Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2008. (SEC File No. 001-13641).

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.