Form 10-Q
period 2008-06-30
PINNACLE ENTERTAINMENT INC
filed 2008-08-11
CIK 356213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

As of the close of business on August 7, 2008, the number of outstanding shares of the registrant’s common stock was 59,966,181.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.	Financial Statements

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues:
Gaming	$229,969	$202,777	$458,731	$407,159
Food and beverage	16,528	11,669	30,291	22,531
Hotel and recreational vehicle park	9,229	5,780	15,358	12,264
Truck stop and service station	3,562	6,243	6,181	11,903
Other income	7,268	6,415	13,165	11,854

	266,556	232,884	523,726	465,711

Expenses and other costs:
Gaming	141,812	115,387	280,449	234,358
Food and beverage	16,101	11,295	31,133	22,196
Hotel and recreational vehicle park	5,184	2,761	9,572	6,089
Truck stop and service station	3,473	5,978	6,009	11,284
General and administrative	63,242	51,096	123,362	101,493
Other operating expenses	2,250	2,744	5,527	5,061
Depreciation and amortization	31,224	18,920	59,863	39,464
Pre-opening and development costs	14,207	13,778	31,343	25,313
Write-downs, reserves and recoveries, net	6,920	985	6,802	985

	284,413	222,944	554,060	446,243

Operating income	(17,857)	9,940	(30,334)	19,468
Interest income	484	4,479	1,623	8,961
Interest expense, net of capitalized interest	(11,607)	(6,403)	(23,690)	(15,691)
Impairment of investment in equity securities	(22,636)	—	(22,636)	—
Loss on early extinguishment of debt	—	(6,124)	—	(6,124)

Income (loss) from continuing operations before income taxes	(51,616)	1,892	(75,037)	6,614
Income tax benefit	2,689	6,290	9,961	4,854

Income (loss) from continuing operations	(48,927)	8,182	(65,076)	11,468
Income from discontinued operations, net of income taxes	30,818	1,720	52,020	1,343

Net income (loss)	$(18,109)	$9,902	$(13,056)	$12,811

Net income per common share—basic
Income (loss) from continuing operations	$(0.81)	$0.14	$(1.09)	$0.20
Income from discontinued operations, net of income taxes	0.51	0.03	0.87	0.02

Net income (loss) per common share—basic	$(0.30)	$0.17	$(0.22)	$0.22

Net income per common share—diluted
Income (loss) from continuing operations	$(0.81)	$0.13	$(1.09)	$0.19
Income from discontinued operations, net of income taxes	0.51	0.03	0.87	0.02

Net income per common share—diluted	$(0.30)	$0.16	$(0.22)	$0.21

Number of shares—basic	59,962	59,712	59,956	58,616
Number of shares—diluted	59,962	61,096	59,956	60,147

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$128,960	$191,124
Receivables, less allowance for doubtful accounts of $10,356 and $11,321	23,310	20,562
Inventories	6,713	6,688
Prepaid expenses and other assets	40,856	54,092
Deferred income taxes	8,013	9,213

Total current assets	207,852	281,679
Restricted cash	8,252	6,163
Land, buildings, riverboats and equipment:
Land and land improvements	565,459	470,568
Buildings, riverboats and improvements	1,056,364	1,004,342
Furniture, fixtures and equipment	480,080	437,120
Construction in progress	151,889	150,657

	2,253,792	2,062,687
Less: accumulated depreciation	(401,378)	(346,405)

	1,852,414	1,716,282
Goodwill	45,286	45,286
Intangible assets, net	74,303	74,487
Other assets, net	77,604	69,647

	$2,265,711	$2,193,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,822	$86,736
Accrued interest	11,027	11,136
Accrued compensation	41,765	41,533
Accrued taxes	38,959	16,201
Other accrued liabilities	61,478	56,462
Current portion of long-term debt	79	87

Total current liabilities	207,130	212,155
Long-term debt, less current portion	916,336	841,214
Other long-term liabilities	72,526	70,272
Deferred income taxes	21,091	17,544
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock	—	—
Common stock—$0.10 par value, 59,966,181 and 59,887,181 shares outstanding, net of treasury shares	6,197	6,190
Additional paid in capital	994,963	989,589
Retained earnings	79,466	92,520
Accumulated other comprehensive loss	(11,908)	(15,850)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	1,048,628	1,052,359

	$2,265,711	$2,193,544

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$(13,056)	$12,811
Depreciation and amortization	59,863	39,464
Write-downs, reserves and recoveries, net	5,979	985
Impairment of investment in equity securities	22,636	—
Loss on extinguishment of debt	—	6,124
Amortization of debt issuance costs	2,147	2,139
Share-based compensation expense	4,766	4,572
Tax benefit from stock option exercises	50	681
Excess tax benefit from stock equity plans	(182)	(578)
Insurance advances in excess of net book value	2,018	5,000
Change in long-term accounts, net	(646)	2,588
Change in deferred income taxes	27,343	(6,342)
Changes in operating assets and liabilities:
Receivables	(2,748)	4,707
Prepaid expenses and other	(8,395)	(15,924)
Accounts payable	(14,162)	(4,165)
Accrued compensation	232	—
Accrued interest	(109)	805
Other accrued liabilities	20,518	(184)
All other, net	95	1,950

Net cash provided by operating activities	106,349	54,633

Cash flows from investing activities:
Capital expenditures	(217,778)	(204,760)
Additional funding for 2006 asset acquisitions	—	(10,066)
Decrease (increase) in restricted cash	(2,089)	22,042
Kansas City application deposit	(25,000)	—
Proceeds from sale of property and equipment	—	241

Net cash used in investing activities	(244,867)	(192,543)

Cash flows from financing activities:
Borrowings under credit facility	125,000	—
Repayments under credit facility	(50,000)	(335,000)
Payment of 8.25% senior subordinated notes	—	(25,000)
Payments on other secured and unsecured notes payable	(49)	(2,077)
Proceeds from 7.50% senior subordinated notes	—	379,321
Proceeds from common stock equity offerings	—	353,544
Proceeds from common stock options exercised	566	1,002
Excess tax benefits from stock equity plans	182	578
Debt issuance and other financing costs	(412)	(9,405)

Net cash provided by financing activities	75,287	362,963

Effect of exchange rate changes on cash and cash equivalents	1,067	(242)

Increase (decrease) in cash and cash equivalents	(62,164)	224,811
Cash and cash equivalents at the beginning of the period	191,124	188,576

Cash and cash equivalents at the end of the period	$128,960	$413,387

Supplemental Cash Flow Information:
Cash paid for interest	$36,192	$29,963
Cash payments (refunds) related to income taxes, net	175	(3,545)
Increase (decrease) in construction related liabilities	(28,027)	19,901

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles (“GAAP”) in the United States. The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to “Pinnacle,” “the Company,” “we,” “our” or “us” refer to Pinnacle and its subsidiaries, except where the context otherwise indicates.

The results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2007.

General Pinnacle is a leading developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, located in southeastern Indiana (“Belterra Casino Resort”), Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively), Reno, Nevada (“Boomtown Reno”), and St. Louis, Missouri (“Lumière Place–St. Louis”). Internationally, we operate several small casinos in Argentina (“Casino Magic Argentina”) and one in The Bahamas (“The Casino at Emerald Bay”).

Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, Missouri, we are constructing a casino named River City. In Lake Charles, Louisiana, we are developing a second casino-hotel to be called Sugarcane Bay. We are developing a casino-hotel in Baton Rouge, Louisiana. In Atlantic City, we are developing a new major casino-resort at the heart of the famed Boardwalk. Additionally, in Kansas City, Kansas, we have submitted a proposal and the requisite gaming application for a casino-resort. Each of these projects is subject to various regulatory approvals.

Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with Statement of Position 98-5 “Reporting on the Costs of Start-up Activities.” For the three and six months ended June 30, 2008, pre-opening and development costs were $14.2 million and $31.3 million, respectively, and $13.8 million and $25.3 million for three and six months ended June 30, 2007, respectively. The pre-opening and development costs for the quarter ended June 30, 2008 were primarily associated with our Atlantic City project ($5.3 million), the Kansas City project ($2.2 million), Lumière Place—St. Louis ($2.4 million), the River City project ($1.6 million), and the Sugarcane Bay and Baton Rouge projects ($1.8 million), which also include political initiative costs ($1.2 million). The pre-opening and development costs for the 2007 second quarter relate primarily to our Atlantic City project ($4.8 million), Lumière Place—St. Louis ($3.8 million) and the River City project ($1.1 million) and the Sugarcane Bay and Baton Rouge projects ($3.5 million).

Capitalization of Interest We capitalize interest expense on construction in progress based on our average cost of borrowed funds. Interest is no longer capitalized once the project is substantially complete or if a project has been delayed. Capitalized interest included in interest expense for the three and six months ended June 30, 2008 was $7.8 million and $14.7 million, respectively, (including $6.4 million and $12.2 million attributed to the Atlantic City project in the three and six months ended June 30, 2008, respectively) and $10.1 million and $17.1 million for the three and six months ended June 30, 2007, respectively. Such capitalized interest becomes part of the cost of the related asset and is depreciated over the estimated useful life of the asset.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Fair Value Measurements Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three and six months ended June 30, 2008, the Company has not elected to use the fair value option permitted under SFAS No. 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

A description of the Company’s policies regarding fair value measurement is summarized below.

Fair Value Hierarchy: SFAS No. 157 requires disclosure about how fair value is determined for assets and liabilities and establishes an hierarchy by which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available.

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

Determination of Fair Value: The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value, and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Available-for-Sale Securities: We classify equity securities in publicly held companies as current available-for-sale securities. Available-for-sale securities are recorded at fair value based on quoted market values for the securities, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of “Accumulated other comprehensive income” on the unaudited Condensed Consolidated Balance

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Sheets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be “other-than-temporary.” In accordance with the Financial Accounting Standards Board’s (the “FASB”) Staff Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is “other-than-temporary.” These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost; (iii) the financial condition and near term prospects of the issuer; and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

As of June 30, 2008, we determined that the fair value of certain marketable securities was “other-than-temporarily” impaired and recorded a related impairment loss of $22.6 million based on the June 30, 2008 fair market value of such securities, which represents the cumulative unrealized loss as of June 30, 2008. This impairment adjustment establishes a new basis in our investment of $17.2 million as of June 30, 2008, the balance of which is included in the “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheet.

Recently Issued Accounting Pronouncements

SFAS No. 161 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 will become effective for us on January 1, 2009 (our first fiscal year beginning after November 15, 2008). We currently do not utilize derivatives and hedging activities; thus, SFAS No. 161 is not expected to have an effect on our consolidated financial statements because we do not currently hold any derivative instruments.

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

Note 2—Land, Buildings, Riverboats and Equipment

Construction in progress at June 30, 2008 relates primarily to our River City and Atlantic City projects, while construction in progress at December 31, 2007 related primarily to our Lumière Place-St. Louis, River City and Atlantic City projects. Depreciation expense for the three and six months ended June 30, 2008 was $31.0 million and $59.6 million, respectively, and $18.8 million and $39.2 million for the three and six months ended June 30, 2007, respectively.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 3—Long-Term Debt

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(in millions)
Senior Secured Credit Facility	$125.0	$50.0
Unsecured 8.25% Notes due 2012	276.9	277.2
Unsecured 8.75% Notes due 2013	133.6	133.5
Unsecured 7.50% Notes due 2015	379.9	379.6
Other secured and unsecured notes payable	1.0	1.0

	916.4	841.3
Less current maturities	(0.1)	(0.1)

	$916.3	$841.2

Senior Secured Credit Facility: As of June 30, 2008, we had a $625 million revolving credit facility (the “Credit Facility”) that matures in December 2010. In the second quarter of 2008, we repaid $50 million of our then-outstanding $150 million balance under the Credit Facility and thereafter borrowed an additional $25 million. As a result, we had outstanding $125 million under the Credit Facility and, in addition, had utilized letters of credit in the amount of $22.3 million as of June 30, 2008. As of June 30, 2008, for borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.50% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. The letters of credit bore facility fees of 2.0% per annum.

Interest expense: Interest expense, net of capitalized interest, was $11.6 million and $23.7 million for the three and six months ended June 30, 2008, respectively, and $6.4 million and $15.7 million for the three and six months ended June 30, 2007, respectively. Interest expense before the capitalization of interest was $19.4 million and $38.4 million for the three and six months ended June 30, 2008, respectively, and $16.6 million and $32.9 million for the three and six months ended June 30, 2007, respectively. The increase was principally the result of additional borrowings under the Credit Facility, less capitalized interest and the increase in the applicable interest rates between the 7.50% Notes and the Credit Facility.

Note 4—Income Taxes

Our effective income tax rate for continuing operations for the three and six months ended June 30, 2008, was (5.2)% and (13.3)%, respectively, as compared to (332.5)% and (73.4)% for the same periods in 2007. Our rates for both years differ from the federal statutory rate of 35% primarily due to the effects of non-deductible items such as Indiana state gaming taxes and costs associated with various political initiatives. Additionally, our reduced rate in the second quarter of 2008 reflected the net tax effect of the recording of a valuation allowance related to the impairment of equity securities, as well as the recording of a valuation allowance on certain capital loss carry-forwards, as management believes that the timing and likelihood of utilizing these capital losses to offset capital gains is uncertain. In the second quarter of 2007, our rate included a large tax benefit from the reversal of Unrecognized Tax Benefits (FIN 48 Liabilities) related to an audit of federal amended returns that was settled during the quarter.

Our Unrecognized Tax Benefits increased by approximately $2.5 million during the second quarter of 2008. The net effect was attributable primarily to an increase of approximately $3.5 million resulting from our re-measurement due to additional technical guidance issued during the quarter and also a decrease of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

approximately $1.0 million due to a change in a tax filing position in our Argentine subsidiary. During the next twelve months, it is reasonably possible that our Unrecognized Tax Benefits will decrease between $4 million and $7 million resulting from settlements of litigation.

Note 5—Stockholders’ Equity

Earnings per Share: For the three and six months ended June 30, 2008, there were 4.6 million and 2.4 million common stock options outstanding, respectively, which were not in-the-money and therefore excluded from the determination of diluted earnings per share as their inclusion would have been anti-dilutive. There were 362,000 and 135,000 common stock options outstanding for the three and six months ended June 30, 2007, respectively, which were not in-the-money and, therefore, excluded from the determination of earnings per share.

Comprehensive Income: Our comprehensive income (loss) is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income (loss)	$(18.1)	$9.9	$(13.1)	$12.8
Other comprehensive loss
Foreign currency translation gain (loss)	1.2	0.2	1.1	(0.3)
Post-retirement plan benefit obligation, net of amortization and income taxes	(0.5)	—	(0.5)	—

Comprehensive income (loss)	$(17.4)	$10.1	$(12.5)	$12.5

Note 6—Employee Benefit and Other Plans

Share-based Compensation: As of June 30, 2008, we had approximately 7.2 million share-based awards issued, 21,000 of which are restricted stock awards and the rest of which are common stock options, and approximately 702,000 share-based awards available for grant.

Pursuant to SFAS No. 123R, “Share-Based Payment,” we recorded pre-tax compensation expense of approximately $3.1 million and $4.8 million during the three months and six months ended June 30, 2008, respectively, and $2.3 million and $4.5 million for the three and six months ended June 30, 2007, respectively. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $26.3 million and $21.2 million at June 30, 2008 and 2007, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $99,700 and $566,000 for the three and six months ended June 30, 2008, respectively and $993,000 and $1.0 million for the three and six months ended June 30, 2007, respectively. The associated shares were newly issued common stock. Excess tax benefits resulting from the exercise of stock options of $181,842 and $578,000 for the six months ended June 30, 2008 and 2007, respectively, are reported as additional cash flows from financing activities.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2008	5,728,865	$15.01
Granted	1,725,000	$14.99
Exercised	(61,000)	$9.00
Cancelled, Forfeited	(208,525)	$18.51

Options outstanding at June 30, 2008	7,184,340	$15.03

Vested or expected to vest at a point in the future as of June 30, 2008	6,903,593	$14.87
Options exercisable at June 30, 2008	3,881,440	$11.67
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2008:	$6.99

Note 7—Hurricane Insurance Matters – Casino Magic Biloxi

In April 2006, we filed an insurance claim and, in August 2006, we filed a lawsuit against three of our insurance carriers for the losses associated with hurricane-related damage to our former Casino Magic Biloxi site. We currently estimate the value of our insurance claim, excluding any litigation claim for interest or bad-faith damages, at approximately $297 million. In February 2008, we agreed to settle our lawsuit against one of the excess carriers, Arch Specialty Insurance Company, in exchange for approximately $36.8 million, which we received in March 2008. In May 2008, we agreed to settle our lawsuit against Allianz Global Risks US Insurance Company in exchange for approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought its total payment on the claim to $53 million. The $3 million payment above Allianz Global Risks US Insurance Company’s $50 million policy limit represented an interest payment. These non-refundable settlement proceeds and other miscellaneous uninsured costs are reflected in discontinued operations, net of income taxes. We continue to pursue our claims against the remaining insurance carrier, RSUI Indemnity Company, related to the hurricane damage and consequential loss in Biloxi.

Cumulatively, as of June 30, 2008, we have received approximately $192 million in advances and settlements proceeds toward our insurance claim. As of such date, the insurers have not designated the advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and book value, the difference (currently $18.4 million) is recorded as a deferred gain on our Condensed Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and are substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. The settlements of parts of the insurance claim resulted in gains reflected in discontinued operating results in the first half of 2008. The deferred gain reflected on the Condensed Consolidated Balance Sheets primarily reflects the ongoing dispute with certain of the insurance carriers. For a more detailed description regarding our insurance litigation, see Note 8 (Commitment and Contingencies–Legal–Insurance Litigation).

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for Lumière Place: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The GMP Agreement established an outside date of March 20, 2008 for the contractor to be substantially complete, which date has been met. The GMP Agreement contains various other milestone dates and obligations. The guaranteed maximum price set by the GMP Agreement was a portion of the total budget of $507 million for the Lumière Place project. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of June 30, 2008, we had paid approximately $330 million of the approximate $345 million maximum price for work already completed.

Redevelopment Agreement: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail, or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis beginning after our River City project opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and our development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in Year Six, $2.0 million in Years Seven and Eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index. We also created a Community Improvement District which receives a portion of the property taxes generated from the projects in the Community Improvement District for the purpose of funding security, public improvements and maintenance for the area. If the Community Improvement District fails to generate $365,000 of annual taxes, we are obligated to cover the shortfall. We currently own all of the land within the Community Improvement District.

Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into a guaranteed maximum price construction agreement with a general contractor for the construction of the first phase of our River City project. Among other things, the agreement establishes that the contractor will complete the construction of the casino hotel for a maximum price of approximately $149 million and that the project will be substantially complete, as defined in the agreement, eighteen months from and after the date of commencement of the work. The guaranteed maximum price set by the agreement is a portion of the total budget of $450 million for the River City project. The budget includes items separate from those covered in the agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology.

Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of $4.0 million or 2.5% of adjusted gross receipts (whichever is greater, as defined in the lease and development agreement) commencing on the earlier of August 11, 2009 or the date the project opens. In addition, the lease and development agreement provides that the project is to be developed in two phases. In the first phase, we are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

park property; and (e) construct a roadway into the project. In the second phase, we are required to invest at least an additional $75.0 million to construct a hotel with a minimum of 100 guestrooms and other amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must commence the aforementioned construction of the gaming facilities and the roadwork by December 31, 2007 (which condition has been satisfied) and must proceed with reasonable diligence to complete the gaming facilities by May 1, 2009, subject to delays beyond our control and governmental approvals. We currently anticipate that the property will be completed in late 2009 or early 2010 due to several factors which were beyond our control, including delays in receiving governmental approvals and delays caused by unfavorable weather conditions. In the event the second phase is not opened within three years from the date of the casino opening, we are required to pay liquidated damages of $2.0 million beginning on the January 2 immediately following the expiration of three years. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages increases by $1.0 million each year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. Such agreements require severance payments in the case of certain triggering events, including a change in control. As of June 30, 2008, the maximum aggregate amount that would be paid to this group of 34 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $32.3 million.

In connection with Wade Hundley’s resignation as President of the Company, we entered into a separation agreement with him, dated as of June 5, 2008. Under the separation agreement, Mr. Hundley agreed to serve on a part-time basis as our independent consultant, if requested by the Company, for a period of 12 months to assist us in obtaining certain zoning and entitlements in connection with our development project in Baton Rouge, Louisiana. Mr. Hundley is entitled to cash severance payments equal to $1.4 million, payable in various installments over an 18-month period, except for $562,500 of such amount which shall be payable on January 9, 2009. Mr. Hundley will be entitled to receive accrued salary through the date of resignation and a pro rata bonus of approximately $215,000 for 2008. Mr. Hundley will be entitled to receive health benefits coverage and disability insurance coverage for a maximum period of eighteen (18) months. Mr. Hundley will also be entitled to receive $205,000, representing the remaining portions of his 2006 and 2007 deferred bonuses, and approximately $373,000 representing amounts he had previously elected to defer plus earnings thereon. Vesting of Mr. Hundley’s stock options and restricted stock which would have vested over the next 18 months following the date of the separation agreement were accelerated to June 5, 2008. The compensation expense charge associated with the terms of the separation agreement relating to his stock options and restricted stock awards was $727,000, computed in accordance with SFAS 123R.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of June 30, 2008, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.4 million.

Self-Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the Condensed Consolidated Balance Sheets.

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Collective Bargaining Agreement: As of June 30, 2008, we continue to negotiate a collective bargaining agreement with approximately 149 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.

Multi-employer Pension Plan: In connection with the acquisition of the Atlantic City site and the contemporaneous shutdown of operations, we assumed the withdrawal liability associated with a union-sponsored, multi-employer pension benefit plan, which was approximately $4.6 million. At the time of the acquisition of the Atlantic City site, we received a payment from the prior owner of approximately $4.6 million to cover the withdrawal liability. The withdrawal liability is payable over 55 months (approximately $100,000 per month) plus interest at a rate of 8.7% per annum. The remaining amount of such withdrawal liability was estimated at $3.2 million and $3.7 million at June 30, 2008 and December 31, 2007, respectively. The union has reserved its right to revise the amount assessed to us at any time based on new information; however, we believe the current liability estimate is reasonable and any adjustment to this estimate would not be material. The liability was a purchase price adjustment at closing as the liability related to operations by the prior owner.

Legal

Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. We currently estimate that the value of our insurance claim, excluding any litigation claim for interest or bad-faith damages, is approximately $297 million. Such insurance claim includes approximately $171 million for property damage, $120 million for business-interruption loss ($30.0 million of which is caused by insurer delay) and $5.7 million for emergency, mitigation and demolition expenses. Setting aside coverage issues that the insurers are alleging, our insurance carriers have previously estimated the total loss to be approximately $176 million. On February 22, 2008, we settled with Arch Specialty Insurance Company, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. The $3 million payment above Allianz Global Risks US Insurance Company’s $50 million policy limit represented an interest payment. As of June 30, 2008, we received payments totaling approximately $192 million from our insurers relative to these claims, including the settlement payments.

Among the matters in dispute in the lawsuit was a coverage dispute based on policy language, in which the insurers of the higher coverage layers took the position that they may not have to pay anything because their policies contain a Flood exclusion, among other provisions. The insurers claimed that an allocation needed to be done between wind damage and flood damage. On March 26, 2008, the U.S. District Court granted our motion for partial summary judgment on the issue of coverage against the insurance carriers and denied the insurance carriers’ cross-motions for partial summary judgment. The U.S. District Court held, among other things, that the policies’ Flood exclusions were ambiguous and did not preclude coverage for any of our loss.

Arch Specialty Insurance Company’s settlement payment related to its policy layer providing $50 million of coverage as part of the coverage layer between $150 million and $250 million of total coverage. Allianz Global Risks US Insurance Company’s settlement payment related to its policy layer providing $50 million of coverage as part of the coverage layer between $100 million and $150 million of total coverage, the layer immediately below Arch Specialty Insurance Company’s layer. The settlements with Arch Specialty Insurance Company and Allianz Global Risks US Insurance Company imply a negotiated level of loss less than the claimed amount of

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

$297 million, but we have preserved all of our rights to pursue our full claim, plus interest, bad faith and punitive damages against the remaining insurance carrier, RSUI Indemnity Company. RSUI Indemnity Company provides $50 million of coverage at the same layer as Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against the remaining insurance carrier for its respective share of our total hurricane-related damage and consequential loss in Biloxi.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we closed the transaction to acquire the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s based on a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. We have been given an indefinite extension to answer the March 13 complaint. While we cannot predict the outcome of this litigation, management intends to vigorously defend this litigation.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Write-downs, recoveries, reserves, net

During the second quarter of 2008, we incurred asset impairment charges of $4.5 million related to two idle riverboats acquired from Harrah’s Entertainment, Inc. in 2006, which boats are located in Orange, Texas. We also incurred asset impairment charges of approximately $1.0 million in connection with certain obsolete gaming equipment. Also, during the second quarter of 2008, we continued to expand our national marketing program, including the rollout of a new complimentary mychoice rewards program at L’Auberge du Lac and Belterra. Our mychoice rewards program allows customers to view their accumulated complimentary reward privileges. All of our properties previously tracked such rewards to determine such complimentary privileges. Some of our properties, however, provided such data to customers, while others (L’Auberge du Lac and Belterra) used such data solely as a guideline for our casino hosts. Accounting rules require an accrual for the liability if the value is disclosed to the customer. As a result, implementation of the new mychoice rewards program resulted in a

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

one-time charge of $1.4 million in the quarter to establish an accrued liability for the value that had not previously been disclosed to our customers.

Note 10—Consolidating Condensed Financial Information

Our subsidiaries (excluding our Argentine and Bahamian subsidiaries; our subsidiary which owns an aircraft; a subsidiary with approximately $62.8 million in cash, cash equivalents and marketable securities as of June 30, 2008; a subsidiary that owns a $25 million deposit made for our proposed Kansas project; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2008
Income Statement
Revenues:
Gaming	$—	$215.3	$14.6	$—	$229.9
Food and beverage	—	15.3	1.2	—	16.5
Other	0.1	19.7	0.3	—	20.1

	0.1	250.3	16.1	—	266.5

Expenses:
Gaming	—	132.9	8.9	—	141.8
Food and beverage	—	14.4	1.7	—	16.1
Administrative and other	17.7	67.3	4.8	—	89.8
Write-downs, reserves and recoveries, net	—	5.5	—	—	5.5
Depreciation and amortization	0.8	27.0	3.3	—	31.1

	18.5	247.1	18.7	—	284.3

Operating income (loss)	(18.4)	3.2	(2.6)	—	(17.8)
Equity earnings of subsidiaries	15.7	0.9	—	(16.6)	—
Loss on early extinguishment of debt	—	—	—	—	—
Interest (expense) income, net	(19.0)	7.4	0.4	—	(11.2)
Impairment of investment in equity securities	(8.4)	—	(14.2)	—	(22.6)

Income (loss) from continuing operations before inter-company activity and income taxes	(30.1)	11.5	(16.4)	(16.6)	(51.6)
Management fee and inter-company interest income (expense)	8.3	(8.3)	—	—	—
Income tax benefit (expense)	3.7	—	(1.0)	—	2.7

Income (loss) from continuing operations	(18.1)	3.2	(17.4)	(16.6)	(48.9)
Income from discontinued operations, net of taxes	—	30.8	—	—	30.8

Net income (loss)	$(18.1)	$34.0	$(17.4)	$(16.6)	$(18.1)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2007
Income Statement
Revenues:
Gaming	$—	$180.6	$22.2	$—	$202.8
Food and beverage	—	10.3	1.4	—	11.7
Other	—	17.8	0.6	—	18.4

	—	208.7	24.2	—	232.9

Expenses:
Gaming	—	103.4	12.0	—	115.4
Food and beverage	—	9.6	1.7	—	11.3
Administrative and other	13.5	55.8	7.0	—	76.3
Write-downs, reserves and recoveries, net	—	1.0	—	—	1.0
Depreciation and amortization	0.3	16.0	2.6	—	18.9

	13.8	185.8	23.3	—	222.9

Operating income	(13.8)	22.9	0.9	—	10.0
Equity earnings of subsidiaries	34.1	0.9	—	(35.0)	—
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest (expense) income, net	(12.8)	10.5	0.3	—	(2.0)

Income from continuing operations before inter-company activity and income taxes	1.4	34.3	1.2	(35.0)	1.9
Management fee and inter-company interest income (expense)	1.0	(0.9)	(0.1)	—	—
Income tax benefit (expense)	7.0	—	(0.7)	—	6.3

Income from continuing operations	9.4	33.4	0.4	(35.0)	8.2
Income from discontinued operations, net of taxes	0.5	1.2	—	—	1.7

Net income (loss)	$9.9	$34.6	$0.4	$(35.0)	$9.9

For the six months ended June 30, 2008
Income Statement
Revenues:
Gaming	$—	$426.7	$32.0	$—	$458.7
Food and beverage	—	27.7	2.6	—	30.3
Other	0.2	34.0	0.5	—	34.7

	0.2	488.4	35.1	—	523.7

Expenses:
Gaming	—	261.6	18.9	—	280.5
Food and beverage	—	27.9	3.2	—	31.1
Administrative and other	31.0	137.1	9.3	—	177.4
Write-downs, reserves and recoveries, net	—	5.3	0.1	—	5.4
Depreciation and amortization	1.6	51.8	6.4	—	59.8

	32.6	483.7	37.9	—	554.2

Operating income (loss)	(32.4)	4.7	(2.8)	—	(30.5)
Equity earnings of subsidiaries	37.2	2.5	—	(39.7)	—
Loss on early extinguishment of debt	—	—	—	—	—
Interest (expense) income, net	(37.5)	14.5	1.1	—	(21.9)
Impairment of investment in equity securities	(8.4)	—	(14.2)	—	(22.6)

Income from continuing operations before inter-company activity and income taxes	(41.1)	21.7	(15.9)	(39.7)	(75.0)
Management fee and inter-company interest income (expense)	16.2	(16.1)	(0.1)	—	—
Income tax expense	11.8	—	(1.9)	—	9.9

Income from continuing operations	(13.1)	5.6	(17.9)	(39.7)	(65.1)
Income from discontinued operations, net of taxes	—	52.0	—	—	52.0

Net income (loss)	$(13.1)	$57.6	$(17.9)	$(39.7)	$(13.1)

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2007
Income Statement
Revenues:
Gaming	$—	$361.7	$45.5	$—	$407.2
Food and beverage	—	19.8	2.7	—	22.5
Other	0.1	34.8	1.1	—	36.0

	0.1	416.3	49.3	—	465.7

Expenses:
Gaming	—	210.6	23.8	—	234.4
Food and beverage	—	18.9	3.3	—	22.2
Administrative and other	25.3	111.6	12.2	—	149.1
Write-downs, reserves and recoveries, net	—	1.0	—	—	1.0
Depreciation and amortization	0.6	33.8	5.1	—	39.5

	25.9	375.9	44.4	—	446.2

Operating income	(25.8)	40.4	4.9	—	19.5
Equity earnings of subsidiaries	52.2	2.8	—	(55.0)	—
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest (expense) income, net	(25.1)	18.0	0.3	—	(6.8)

Income from continuing operations before inter-company activity and income taxes	(4.8)	61.2	5.2	(55.0)	6.6
Management fee and inter-company interest income (expense)	10.7	(10.5)	(0.2)	—	—
Income tax benefit (expense)	6.4	—	(1.5)	—	4.9

Income from continuing operations	12.3	50.7	3.5	(55.0)	11.5
Income from discontinued operations, net of taxes	0.5	0.8	—	—	1.3

Net income (loss)	$12.8	$51.5	$3.5	$(55.0)	$12.8

As of June 30, 2008
Balance Sheet
Current assets	$9.4	$112.9	$77.6	$—	$199.9
Property and equipment, net	32.7	1,751.0	68.6	—	1,852.3
Other non-current assets	57.7	112.5	43.3	—	213.5
Investment in subsidiaries	1,972.9	24.8	—	(1,997.7)	—
Inter-company	1.2	2.3	(3.5)	—	—

	$2,073.9	$2,003.5	$186.0	$(1,997.7)	$2,265.7

Current liabilities	$51.5	$145.7	$9.8	$—	$207.0
Notes payable, long term	915.5	1.0	—	—	916.5
Other non-current liabilities	58.3	34.5	0.8	—	93.6
Equity	1,048.6	1,822.3	175.4	(1,997.7)	1,048.6

	$2,073.9	$2,003.5	$186.0	$(1,997.7)	$2,265.7

As of December 31, 2007
Balance Sheet
Current assets	$44.3	$141.3	$96.0	$—	$281.6
Property and equipment, net	28.7	1,617.8	69.8	—	1,716.3
Other non-current assets	54.7	123.7	17.2	—	195.6
Investment in subsidiaries	1,859.8	21.3	—	(1,881.1)	—
Inter-company	1.3	3.5	(4.8)	—	—

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

Current liabilities	$35.7	$165.1	$11.3	$—	$212.1
Notes payable, long term	840.3	0.9	—	—	841.2
Other non-current liabilities	60.4	27.3	0.1	—	87.8
Equity	1,052.4	1,714.3	166.8	(1,881.1)	1,052.4

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Pinnacle Entertainment, Inc.	Wholly Owned Guarantor Subsidiaries (a)	Wholly Owned Non- Guarantor Subsidiaries (b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2008
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(44.2)	$153.1	$(2.6)	—	$106.3
Net cash provided by (used in) investing activities	(31.1)	(208.6)	(5.2)	—	(244.9)
Net cash provided by (used in) financing activities	75.3	—	—	—	75.3
Effect of exchange rate changes on cash	—	—	1.1	—	1.1

For the six months ended June 30, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(227.0)	$167.6	$114.0	—	$54.6
Net cash provided by (used in) investing activities	19.0	(185.5)	(26.0)	—	(192.5)
Net cash provided by (used in) financing activities	365.2	(2.1)	(0.2)	—	362.9
Effect of exchange rate changes on cash	(0.3)	—	0.1	—	(0.2)

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other non-material subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes.
(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are the only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane, the subsidiary that owns The Admiral Riverboat Casino and the subsidiary that owns a deposit made for our proposed Kansas project.

Note 11—Segment Information

Internally, we use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate our resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three and six months ended June 30, 2008 and 2007.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenues:
L’Auberge du Lac (a)	$90.2	$81.8	$171.5	$159.6
Boomtown New Orleans	39.0	41.0	81.4	82.7
Belterra Casino Resort	44.3	44.5	86.3	88.9
Boomtown Bossier City	22.0	22.2	45.7	46.7
Lumière Place-St. Louis (b)	49.2	14.9	96.4	31.3
Boomtown Reno	11.5	19.0	22.2	36.2
International (c)	10.2	9.3	20.0	17.9
Other	0.1	0.2	0.2	2.4

Total Revenues	$266.5	$232.9	$523.7	$465.7

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)

Adjusted EBITDA: (d)
L’Auberge du Lac (a)	$23.6	$20.9	$41.2	$37.6
Boomtown New Orleans	13.5	14.3	28.8	28.9
Belterra Casino Resort	7.7	11.5	15.1	21.1
Boomtown Bossier City	4.0	4.4	8.7	10.0
Lumière Place-St. Louis (b)	(0.3)	1.7	(1.0)	5.1
Boomtown Reno	(1.3)	1.9	(3.5)	2.5
International (c)	2.0	2.0	4.7	4.9
Other	—	0.2	—	(0.3)

	49.2	56.9	94.0	109.8
Corporate expenses	(11.6)	(10.9)	(21.4)	(20.0)

	$37.6	$46.0	$72.6	$89.8

Other benefits (costs):
Depreciation and amortization	$(31.3)	$(18.9)	$(59.9)	$(39.5)
Pre-opening and development costs	(14.2)	(13.8)	(31.3)	(25.3)
Non-cash share-based compensation	(3.1)	(2.3)	(4.8)	(4.5)
Write-downs, reserves and recoveries, net	(6.9)	(1.0)	(6.8)	(1.0)
Loss on early extinguishment of debt	—	(6.1)	—	(6.1)
Interest income	0.5	4.5	1.6	9.0
Interest expense, net of capitalized interest	(11.6)	(6.5)	(23.7)	(15.8)
Impairment of investment in equity securities	(22.6)	—	(22.6)	—
Income tax benefit	2.6	6.3	9.9	4.9

Income (loss) from continuing operations	$(49.0)	$8.2	$(65.0)	$11.5

	For the six months ended June 30,
	2008	2007
	(in millions)
Capital expenditures:
L’Auberge du Lac (a)	$20.8	$26.3
Boomtown New Orleans	2.4	2.3
Belterra Casino Resort	1.6	4.0
Boomtown Bossier City	1.8	0.8
Lumière Place–St. Louis (b)	72.9	121.9
Boomtown Reno	4.0	1.0
International (c)	5.1	4.4
Corporate and other, including new properties (e)	109.1	44.1

	$217.7	$204.8

PINNACLE ENTERTAINMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	For the six months ended June 30,
	2008	2007
	(in millions)
Assets:
L’Auberge du Lac (a)	$381.9	$372.5
Boomtown New Orleans	79.3	90.2
Belterra Casino Resort	210.0	221.8
Boomtown Bossier City	106.1	112.2
Lumière Place–St. Louis (b)	587.2	52.5
Boomtown Reno	70.3	75.7
International (c)	41.4	35.0
Corporate and other, including new properties	789.5	1,161.9

	$2,265.7	$2,121.8

(a)	The 2008 periods include the new 252-guestroom addition, new retail shops and other property improvements.
(b)	Lumière Place includes the Lumière Place Casino, two hotels and The Admiral Riverboat Casino. The Lumière Place Casino opened on December 19, 2007. The Four Seasons Hotel St. Louis opened in February 2008. The former Embassy Suites was closed on March 31, 2007 and reopened as HoteLumière in February 2008, following an extensive refurbishment. The Admiral Riverboat Casino was acquired on December 20, 2006.
(c)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(d)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, asset impairment costs, write downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations.
(e)	Includes capital expenditures for our various development projects not yet reflected as operating segments consisting of $83.5 million for the Atlantic City project, $12.7 million for the River City project and $8.3 million for the Sugarcane Bay project.

Note 12—Subsequent Events

In July 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay in The Bahamas. This small casino is distant from our other operations and its success is heavily reliant on the neighboring Four Seasons hotel. The owner of such hotel is currently in receivership. Consequently, beginning in the third quarter of 2008, we will reflect the business as a discontinued operation and record the appropriate asset impairment charges. As of June 30, 2008, the net book value of our casino related assets was approximately $3.4 million.

On August 8, 2008, we entered into a guaranteed maximum price construction agreement with a general contractor for the construction of the first phase of our River City Casino and Resort. Among other things, the agreement establishes that the contractor will complete the construction of the casino hotel for a maximum price of approximately $149 million and that the project will be substantially complete, as defined in the agreement, eighteen months from and after the date of commencement of the work. For a more detailed description regarding the agreement, see Item 5 of Part II (Other Events).

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

We have a number of projects at various stages of development. In south St. Louis County, Missouri, we have begun foundation work for our River City casino, which we expect to open in late 2009 or early 2010. On August 8, 2008, we entered into a guaranteed maximum price agreement with a general contractor for the construction of the first phase of our River City project. In Lake Charles, Louisiana, we plan to build the Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we received voter approval in February 2008 permitting construction of our proposed casino-hotel complex on land that we own or control in Baton Rouge. In Atlantic City, New Jersey, we continue to plan and design our casino-resort. We are one of several finalists for a proposed new gaming complex to be located in Kansas City, Kansas. In Central City, Colorado, we own a well-located potential casino site.

In support of our expansion plans and to help fund our development pipeline, we raised a substantial amount of capital in 2007. In addition, we have an outstanding $297 million insurance claim related to our former Casino Biloxi operations, of which we have collected approximately $192 million as of June 30, 2008, inclusive of the $84.8 million in settlement proceeds we received in the first half of 2008.

RESULTS OF OPERATIONS

The following table highlights our results of operations for the three and six months ended June 30, 2008 and 2007. As discussed in Note 11 to our unaudited Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 11 to our unaudited Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
	(in millions)
Revenues:
L’Auberge du Lac (a)	$90.2	$81.8	$171.5	$159.6
Boomtown New Orleans	39.0	41.0	81.4	82.7
Belterra Casino Resort	44.3	44.5	86.3	88.9
Boomtown Bossier City	22.0	22.2	45.7	46.7
Lumière Place-St.Louis (b)	49.2	14.9	96.4	31.3
Boomtown Reno	11.5	19.0	22.2	36.2
International (c)	10.2	9.3	20.0	17.9
Other	0.1	0.2	0.2	2.4

Total Revenues	$266.5	$232.9	$523.7	$465.7

Operating Income	$(17.9)	$9.9	$(30.3)	$19.5

Income from continuing operations	$(49.0)	$8.2	$(65.0)	$11.5

Adjusted EBITDA: (d)
L’Auberge du Lac (a)	$23.6	$20.9	$41.2	$37.6
Boomtown New Orleans	13.5	14.3	28.8	28.9
Belterra Casino Resort	7.7	11.5	15.1	21.1
Boomtown Bossier City	4.0	4.4	8.7	10.0
Lumière Place-St.Louis (b)	(0.3)	1.7	(1.0)	5.1
Boomtown Reno	(1.3)	1.9	(3.5)	2.5
International (c)	2.0	2.0	4.7	4.9
Other	—	0.2	—	(0.3)

Other benefits (costs):
Corporate expenses	$(11.6)	$(10.9)	$(21.4)	$(20.0)
Depreciation and amortization	(31.3)	(18.9)	(59.9)	(39.5)
Pre-opening and development costs	(14.2)	(13.8)	(31.3)	(25.3)
Non-cash share-based compensation	(3.1)	(2.3)	(4.8)	(4.5)
Write-downs, reserves and recoveries, net	(6.9)	(1.0)	(6.8)	(1.0)
Loss on early extinguishment of debt	—	(6.1)	—	(6.1)
Interest income	0.5	4.5	1.6	9.0
Interest expense, net of capitalized interest	(11.6)	(6.5)	(23.7)	(15.8)
Impairment of investment in equity securities	(22.6)	—	(22.6)	—
Income tax benefit	2.6	6.3	9.9	4.9

(a)	The 2008 periods include the new 252-guestroom addition, new retail shops and other property improvements.
(b)	Our Lumière Place-St. Louis segment includes Lumière Place Casino, which opened on December 19, 2007, the Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. We acquired The Admiral Riverboat Casino on December 20, 2006. The former Embassy Suites Hotel was closed March 31, 2007 for refurbishment. The restaurant at the former Embassy Suites Hotel remained open for the majority of 2007. The Four Seasons Hotel St. Louis and HoteLumière opened in February 2008.

(c)	Includes The Casino at Emerald Bay and Casino Magic Argentina.
(d)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, asset impairment costs, write downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations.

Comparison of the Three and Six Months Ended June 30, 2008 and 2007

Operating Results Revenues for the three and six months ended June 30, 2008 were $266.5 million and $523.7 million, respectively, compared to $232.9 million and $465.7 million in the same 2007 periods, primarily reflecting the benefit of the December 2007 opening of the Lumière Place Casino and a 252-guestroom addition at L’Auberge du Lac, partially offset by the mid-2007 closure of the truck stop at our Boomtown Reno property. Revenue attributable to properties open for a year or more decreased by $9.5 million (or 4.0%) and $21.0 million (or 5.0%) for the three and six months ended June 30, 2008, respectively, primarily due to the closure of the truck stop at Boomtown Reno (which sold large amounts of fuel at low margins) and The Admiral Riverboat Casino. Gaming revenues increased by $27.2 million and $51.6 million for the three and six months ended June 30, 2008 compared to the same periods last year primarily due to incremental revenues associated with the opening of the Lumière Place Casino offset by declines at Boomtown Reno and The Admiral Riverboat Casino. Food and beverage revenue increased by $4.9 million and $7.8 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 due to the new amenities at Lumière Place-St. Louis and expansion at L’Auberge du Lac, whereas truck stop/service station revenue decreased by $2.7 million and $5.7 million for the three and six months ended June 30, 2008, respectively, due to the aforementioned closure of the Boomtown Reno truck stop. Other income, comprised primarily of retail, arcade and showroom revenue, increased slightly for the three and six months ended June 30, 2008 compared to the same periods in 2007 by $853,000 and $1.3 million, respectively.

Each property’s contribution to these results was as follows:

At L’Auberge du Lac, we completed the opening of the 252-guestroom addition in early 2008 (208 of such guestrooms opened just prior to year-end 2007), bringing the total guestrooms at the property to 995. During the six months ended June 30, 2008, we also opened a number of new amenities, including additional retail outlets and a new swimming pool. Reflective of the incremental guestroom base and amenities, revenues for the three and six months ended June 30, 2008 increased to $90.2 million and $171.5 million, respectively, compared to $81.8 million and $159.6 million in the same 2007 periods. However, Adjusted EBITDA for the three and six months ended June 30, 2008 was $23.6 million and $41.2 million, respectively, compared to $20.9 million and $37.6 million in the same 2007 periods.

Revenues for Boomtown New Orleans were $39.0 million and $81.4 million for the three and six months ended June 30, 2008, respectively, compared to $41.0 million and $82.7 million in the same 2007 periods. Results at this West Bank property have been relatively stable for several quarters, despite the May 2007 relocation of a former New Orleans-based casino that had been closed since Hurricane Katrina to a town approximately 80 miles from Boomtown New Orleans and the September 2007 opening of a slot parlor at a racetrack on the east side of the river. Adjusted EBITDA was $13.5 million and $28.8 million for the three and six months ended June 30, 2008, respectively, compared to $14.3 million and $28.9 million in the same 2007 periods.

At Belterra Casino Resort, revenues were $44.3 million and $86.3 million for the three and six months ended June 30, 2008, respectively, compared to $44.5 million and $88.9 million in the same 2007 periods. Adjusted EBITDA was $7.7 million and $15.1 million for the three and six months ended June 30, 2008, respectively, compared to $11.5 million and $21.1 million for the same 2007 periods. The reduction in Adjusted EBITDA in the current quarter compared to the prior-year period is primarily due to increased marketing activities in this more competitive market. In June 2008, two racetracks in the Indianapolis area began operating approximately 4,000 slot machines (approximately 2,000 at each facility). Another competitor also began heavily marketing its refurbished and rebranded facility. To address the new competition, Belterra also increased its marketing efforts in the second quarter of 2008.

Revenues for Boomtown Bossier City for the three and six months ended June 30, 2008 were $22.0 million and $45.7 million, respectively, compared to $22.2 million and $46.7 million in the same 2007 periods. Adjusted EBITDA was $4.0 million and $8.7 million for the three and six months ended June 30, 2008, respectively, compared to $4.4 million and $10.0 million for the same 2007 periods. Adjusted EBITDA for the current quarter reflects higher marketing costs in the continually competitive Bossier City/Shreveport/Southern Oklahoma gaming market.

For the three and six months ended June 30, 2008, revenues at Lumière Place-St. Louis were $49.2 million and $96.4 million, respectively, which results include Lumière Place Casino, Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. Average daily casino revenue trends for the complex have been positive, as expected, except for the period from June 11 through the end of the quarter, when The Admiral Riverboat Casino was closed due to flooding. Hotel occupancy has also risen steadily at both hotels since opening. Consistent with the ramp-up of operations at almost all new casino hotels, Lumière Place incurred relatively high marketing costs and payroll. As a result, Lumière Place-St. Louis had an Adjusted EBITDA loss in the second quarter of $253,000 and for the six months ended June 30, 2008 of $1.0 million. For the three and six months ended June 30, 2007, which second quarter results included only The Admiral Riverboat Casino and a restaurant of the former Embassy Suites, revenues were $14.9 million and $31.3 million, respectively, and Adjusted EBITDA was $1.7 million and $5.1 million, respectively.

Revenues at our Boomtown Reno property were $11.5 million and $22.2 million for the three and six months ended June 30, 2008, respectively, while Adjusted EBITDA loss for such periods was $1.3 million and $3.5 million, respectively. Approximately two-thirds of Boomtown Reno’s guestrooms were closed for refurbishment during most of the recent quarter. For the three and six months ended June 30, 2007, revenues were $19.0 million and $36.2 million, respectively, while Adjusted EBITDA was $1.9 million and $2.5 million for the same 2007 periods. The Boomtown truck stop, which sold fuel at low margins, closed in June 2007 to accommodate construction of the neighboring Cabela’s retail store.

The International segment includes Casino Magic Argentina and The Casino at Emerald Bay in The Bahamas, which adjoins The Four Seasons Resort Great Exuma. Revenues for the second quarter of 2008 rose to $10.2 million from $9.3 million in last year’s quarter due to a higher slot hold percentage at our Casino Magic property in Neuquén, Argentina. For the six months ended June 30, 2008 and 2007, revenues were $20.0 million and $17.9 million, respectively. Adjusted EBITDA was flat at $2.0 million for the second quarter of 2008, reflecting inflation and rising costs.

In June 2008, the remaining 16 guestrooms of the 32-guestroom hotel that adjoins the principal casino in Neuquén, Argentina were opened. Under terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of such luxury hotel.

Corporate Expenses for the three months ended June 30, 2008 and 2007, were $11.6 million and $10.9 million, respectively, while such expenses for the six months ended June 30, 2008 and 2007, were $21.4 million and $20.0 million, respectively. The increase in corporate expenses reflects severance costs of $1.5 million associated with the resignation of a corporate officer and our expanded base of operations and centralization efforts.

Depreciation and Amortization Expense for the three and six months ended June 30, 2008 was $31.3 million and $59.9 million, respectively, and $18.9 million and $39.5 million in the same 2007 periods. The increase is primarily attributed to the opening of Lumière Place-St. Louis in December 2007.

Pre-opening and Development Costs were $14.2 million and $13.8 million for the three months ended June 30, 2008 and 2007, respectively, and $31.3 million and $25.3 million for the six months ended June 30, 2008 and 2007, respectively. The pre-opening and development costs for the quarter ended June 30, 2008 were primarily associated with our Atlantic City project ($5.3 million), the Kansas City project ($2.2 million), the St. Louis projects ($4.0 million), and the Sugarcane Bay and Baton Rouge projects ($1.8 million). The Atlantic City costs include $2.8 million of design fees and assorted miscellaneous expenses for the three months ended June 30, 2008. Such costs in the six months of 2008 relate primarily to our Atlantic City project ($11.1 million), the St. Louis projects ($8.6 million), the Kansas City project ($3.0 million) and the Sugarcane Bay and Baton Rouge projects ($7.0 million).

Non-cash Share-based Compensation Expense was $3.1 million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively, and $4.8 million and $4.5 million for the six months ended June 30, 2008 and 2007, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance.

Write-downs, Reserves and Recoveries, Net. During the second quarter of 2008, we incurred asset impairment charges of $4.5 million related to two idle riverboats acquired from Harrah’s Entertainment, Inc. in 2006, which boats are located in Orange, Texas. We also incurred asset impairment charges of approximately $1.0 million in connection with certain obsolete gaming equipment. Also, during the second quarter of 2008, we continued to expand our national marketing program, including the rollout of a new complimentary mychoice rewards program at L’Auberge du Lac and Belterra. Our mychoice rewards program allows customers to view their accumulated complimentary reward privileges. All of our properties previously tracked such rewards to determine such complimentary privileges. Some of our properties, however, provided such data to customers, while others (L’Auberge du Lac and Belterra) used such data solely as a guideline for our casino hosts. Accounting rules require an accrual for the liability if the value is disclosed to the customer. As a result, implementation of the new mychoice rewards program resulted in a one-time charge of $1.4 million in the quarter to establish an accrued liability for the value that had not previously been disclosed to our customers.

Interest Income for the 2008 second quarter of $484,000 was below the prior-year quarterly interest income of $4.5 million, primarily due to reduced cash balances and lower short-term interest rates. Interest income was $1.6 million and $9.0 million for the six months ended June 30, 2008 and 2007, respectively.

Interest Expense before capitalized interest was $19.4 million and $16.6 million for the three months ended June 30, 2008 and 2007, respectively, and $38.4 million and $32.9 million for the six months ended June 30, 2008 and 2007, respectively. The increase was principally the result of additional borrowings under the Credit Facility. Capitalized interest was $7.8 million and $10.1 million for the three months ended June 30, 2008 and 2007, respectively, and $14.8 million and $17.1 million for the six months ended June 30, 2008 and 2007, respectively.

Impairment of Investment in Equity Securities. We hold certain marketable securities classified as available for sale. Pursuant to GAAP, a change in value of the investment is recorded as a change in marketable securities, with an off-setting adjustment to “Accumulated Other Comprehensive Income” on the unaudited Condensed Consolidated Balance Sheet. Through March 31, 2008, we had recorded pre-tax unrealized losses of $17.1 million associated with the decline in value of such investments. As of June 30, 2008, we determined that the marketable securities were “other-than-temporarily impaired,” by applying the several factors set forth in FASB Staff Position FAS 115-1 and 124-1. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost; (iii) the financial condition and near term prospects of the issuer; and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. In applying these factors, we determined that the securities were “other-than-temporarily impaired” based on the nine months that the securities were in an unrealized loss position, the fact that the fair value has decreased by approximately 60% and our intent to hold the securities for a period of time sufficient to allow for a recovery of the fair value.

Realized gains and losses are accounted for on the specific identification method. Consequently, an unrealized loss of $22.6 million, inclusive of the $17.1 million in unrealized losses previously recorded to other comprehensive income, was recorded to the current period results.

Income Tax Expense (Benefit): Our effective income tax rate for continuing operations for the three and six months ended June 30, 2008, was (5.2)% and (13.3)%, respectively, as compared to (332.5)% and (73.4)% for the same periods in 2007. Our rates for both years differ from the federal statutory rate of 35% primarily due to the effects of nondeductible items such as Indiana state gaming taxes and costs associated with various political initiatives. Additionally, our reduced rate in the second quarter of 2008 reflected the net tax effect of the recording of a valuation allowance related to the impairment of equity securities, as well as the recording of a valuation allowance on certain capital loss carry-forwards, as management believes that the timing and likelihood of utilizing such capital loss to offset capital gains is uncertain. In the second quarter of 2007, our rate included a large tax benefit from the reversal of Unrecognized Tax Benefits (FIN 48 Liabilities) related to an audit of federal amended returns that was settled during the quarter.

Discontinued Operations. As discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, in June 2008, we received an additional $48 million from our settlement with Allianz Global Risks US Insurance Company, in addition to $5 million previously received, which proceeds are non-refundable pursuant to the settlement agreement. The resulting after-tax gain in the second quarter of 2008 was $31.4 million. As of June 30, 2008, we have collected approximately $192 million in settlement proceeds related to our former Casino Magic Biloxi operations.

As discussed in Note 12 to the unaudited Condensed Consolidated Financial Statements, in July 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay in The Bahamas. This small casino is distant from our other operations and its success is heavily reliant on the neighboring Four Seasons hotel. The owner of such hotel is currently in receivership. Consequently, beginning in the third quarter of 2008, we will reflect the business as a discontinued operation and record the appropriate asset impairment charges. As of June 30, 2008, the net book value of our casino-related assets was approximately $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $129 million of cash and cash equivalents and approximately $200 million of availability under our Credit Facility. Of this amount, approximately $75.0 million was used to fund our casino cages, slot machines and day-to-day operating accounts as of June 30, 2008. Such amount fluctuates depending upon the particular day of the week, the month of the year, business levels and other factors. We continue to evaluate and attempt to reduce our ongoing cash needs at the operating levels. We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large depreciation charges and other non-cash costs.

Our working capital (current assets less current liabilities, excluding restricted cash) was $722,000 at June 30, 2008, versus $69.5 million at December 31, 2007. As we have completed the construction of Lumière Place and acquired real estate for our Atlantic City project, we have reduced our cash balances.

Cash provided by operations was $106.3 million for the six months ended June 30, 2008 compared to $54.6 million for the 2007 period. This increase was due primarily to the receipt of insurance settlement proceeds related to our former Casino Magic Biloxi property, offset by increases in pre-opening and development costs and working capital uses.

Capital expenditures for the six months ended June 30, 2008 were $217.7 million, including approximately $72.9 million for Lumière Place-St. Louis, $12.7 million for our River City casino-hotel, $8.3 million for Sugarcane Bay, $83.5 million for Atlantic City and $1.0 million for Baton Rouge. The capital expenditures in Atlantic City included approximately $74.6 million for the purchase of land adjoining the original land purchase, enhancing the scope, visibility and development of the potential site. For the six months ended June 30, 2007, capital expenditures were $204.8 million, which included approximately $121.9 million for construction at Lumière Place and $26.3 million for the guestroom addition at L’Auberge du Lac.

For a detailed discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of June 30, 2008, we have cumulatively invested approximately $74.0 million, $22.7 million, $29.8 million and $422.2 million in capital expenditures, land acquisitions, capitalized interest and pre-opening costs for the River City, Sugarcane Bay, Baton Rouge and Atlantic City projects, respectively.

As of June 30, 2008, we had a $625 million revolving credit facility (the “Credit Facility”) that matures in December 2010. In the second quarter of 2008, we repaid $50 million of our then-outstanding $150 million balance under the Credit Facility and thereafter borrowed an additional $25 million. As a result, we had outstanding $125 million under the Credit Facility and, in addition, had utilized letters of credit in the amount of $22.3 million as of June 30, 2008. Utilization of the Credit Facility is currently limited to $350 million by the indenture governing our 8.75% senior subordinated notes due 2013, which notes become callable in October 2008.

For borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.50% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of June 30, 2008, LIBOR was 2.48% and prime was 5.00%. The letters of credit bore facility fees of 2.00% per annum. The Credit Facility also bears commitment fees, which are based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of June 30, 2008, approximately 86.4% of our debt was at fixed versus floating interest rates.

As of June 30, 2008, in addition to our indebtedness under the Credit Facility, we had outstanding $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”), $275 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% senior subordinated notes due 2013 (the “8.75% Notes”) and certain other debt.

Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in each of the three indentures) would be at least 2:1. As of June 30, 2008, our Consolidated Coverage Ratio under each of our indentures was below 2:1.

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

Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, our compliance with covenants contained in the Credit Facility and indentures, and our ability to access the capital markets. Generally, development of our projects, including River City, Sugarcane Bay and Baton Rouge, are contingent upon regulatory or other approvals that may or may not be achieved. We have purchased land in Atlantic City, New Jersey and Central City, Colorado for development of casino-hotels. We frequently evaluate other potential projects as well. Some of our development projects, including River City and Sugarcane Bay, are being developed pursuant to agreements and conditions with relevant government entities that require minimum investment levels and completion time schedules.

We estimate that the total cost of our development and expansion projects over the next several years could be several billion dollars. Management’s intention is to use existing cash resources, cash flows from operations, funds available under the Credit Facility and anticipated hurricane insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. The capital required for our development and expansion projects taken as a whole currently exceeds our available resources. Accordingly, construction of all of our projects will require us to amend the terms of some of our debt and the Credit Facility, and access the capital markets. As a result of the turmoil in the capital markets, the availability of financing in the credit markets is constrained, expensive and perhaps unavailable. We may choose to cancel or delay projects rather than issue equity at these levels. We can give no assurance as to when financing would be available on more favorable terms. Various projects may have to be postponed or may not make economic sense, or may not be possible to finance, if capital markets do not improve. Management intends to proceed with construction of its various projects when and if it believes that financing can be arranged on terms favorable to the Company.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

During the quarterly period ended June 30, 2008, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. On August 8, 2008, we entered into a guaranteed maximum price construction agreement with a general contractor for the construction of the first phase of our River City project. Among other things, the agreement establishes that the contractor will complete the construction of the casino hotel for a maximum price of approximately $149 million and that the project will be substantially complete, as defined in the agreement, eighteen months from and after the date of commencement of the work. For a more detailed description regarding the agreement, see Item 5 of Part II (Other Events).

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no newly identified significant changes in the second quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding anticipated completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, operating and capital expenses, average daily casino revenues and hotel occupancy, financing options, including the state of the credit markets and our ability to access the capital markets, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•

many factors, including the escalation of construction costs beyond increments anticipated in our construction budgets, could prevent us from completing our construction and development projects as planned, on time or on budget, including projects on which construction has begun;

•	while we are actively developing our Atlantic City site, we may not realize the financial and strategic goals that are contemplated from its development;

•	the gaming industry is very competitive, and increased competition, including by Native American gaming facilities, could adversely affect our profitability;

•	the loss of management and other key personnel could significantly harm our business;

•	we may not meet the conditions for the receipt or maintenance of gaming licensing approvals, including for our River City, Sugarcane Bay and Baton Rouge projects, some of which are beyond our control;

•

because of our current leverage and projected future borrowings, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing and we may experience adverse effects of interest rate and exchange rate fluctuations;

•	economic and political conditions, including slowdowns in the economy and fuel price increases, and other factors affecting discretionary consumer spending may harm our operating results;

•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;

•	our insurance policy limits for Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake are significantly lower than our coverage levels for the 2005 hurricane season;

•	new laws at the state and local level, including smoking bans, could adversely affect our profitability; and

•	state legislatures from time to time consider legislation that could increase our competition or taxes.

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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010. As of June 30, 2008, there was outstanding $125 million under this revolving credit facility and, in addition, $22.3 million under various letters of credit. For borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.50% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of June 30, 2008, LIBOR was 2.48% and prime was 5.0%. If LIBOR or prime rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $1.3 million per year as of June 30, 2008, and $500,000 per year as of December 31, 2007, assuming constant debt levels. Such swings in LIBOR or prime rates would be partially offset by our invested cash balances, much of which are invested at rates that also fluctuate with LIBOR or prime.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2008.

Liabilities	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Revolver Loan Facility (a)	$—	$—	$125,000	$—	$—	$—	$125,000	$125,000
Rate	4.68%	4.68%	4.68%	4.68%	4.68%	4.68%	4.68%
7.50% Notes	$0	$0	$—	$—	$—	$385,000	$385,000	$294,525
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	$—	$—	$—	$—	$275,000	$—	$275,000	$269,156
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$—	$—	$—	$—	$—	$135,000	$135,000	$134,493
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$39	$82	$88	$95	$102	$553	$959	$959
Avg. Interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	The revolving credit facility has a floating interest rate per annum based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which is either LIBOR plus a margin of 2.0% or prime plus a margin of 0.50%. As discussed above the table and as shown within the table, the interest rate is a combination of the two types of interest rates.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the CEO and the CFO, evaluated our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any changes occurred during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, there has been no such change during the quarterly period ended June 30, 2008.

PART II

Item 1.	Legal Proceedings

During the three months ended June 30, 2008, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, under the heading “Legal Proceedings” and to which reference should be made.

Insurance Litigation: On May 9, 2008, we settled our lawsuit against one of the excess carriers, Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which amount we received in June 2008. Allianz’s payment came from its $50 million policy in the coverage layer between $100 million and $150 million of total coverage. Allianz had previously paid Pinnacle $5 million, which brings Allianz’s total payment on the claim to $53 million. The $3 million payment above Allianz’s $50 million policy limit represents an interest payment.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

At an Annual Meeting of Stockholders held on May 20, 2008, the following proposals were presented for a vote of the Stockholders and were approved by the Stockholders:

Proposal One: Election of Directors. The Stockholders elected nine nominees to our Board of Directors for a one-year term expiring at the 2009 Annual Meeting of Stockholders. The vote tabulation for individual directors was as follows:

Nominee	For Votes	Withheld Votes
Daniel R. Lee	55,273,480	1,024,371
Stephen C. Comer	55,376,129	921,722
John V. Giovenco	55,321,467	976,384
Richard J. Goeglein	55,213,329	1,084,522
Ellis Landau	55,322,234	975,617
Bruce A. Leslie	55,322,757	975,094
James L. Martineau	54,293,354	2,004,497
Michael Ornest	55,323,572	974,279
Lynn P. Reitnouer	53,828,750	2,469,101

Proposal Two: Proposal to approve an amendment to the Company’s 2005 Equity and Performance Incentive Plan.

For	Against	Abstain	Broker Non-Votes
44,789,387	5,780,772	137,950	5,589,742

Proposal Three: Proposal to re-approve the “performance-based” compensation provisions of the Company’s 2005 Equity and Performance Incentive Plan.

For	Against	Abstain	Broker Non-Votes
53,257,066	2,837,083	203,702	—

Proposal Four: Proposal to amend the Company’s Amended and Restated Directors Deferred Compensation Plan.

For	Against	Abstain	Broker Non-Votes
46,205,027	4,370,527	132,555	5,589,742

Proposal Five: Ratification of Independent Auditors. Proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the 2008 fiscal year.

For	Against	Abstain	Broker Non-Votes
55,932,904	341,952	22,995	—

Item 5.	Other Events.

We have elected to include the following information in this Item 5 of this Quarterly Report on Form 10-Q in lieu of reporting it on a separately filed Form 8-K. The following disclosures would otherwise be filed on Form 8-K under the heading “Item 1.01—Entry into a Material Definitive Agreement.”

On August 8, 2008, Casino One Corporation, a Mississippi corporation and a wholly owned subsidiary of Pinnacle Entertainment, Inc., entered into an Agreement for Guaranteed Maximum Price Construction Services (the “GMP Agreement”) with Yates/Paric, a joint venture between W.G. Yates & Sons Construction Company and Paric Corporation (the “Contractor”). The GMP Agreement sets up certain construction parameters for the first phase of the Company’s St. Louis County casino hotel project, called River City Casino and Resort. Among other things, the GMP Agreement establishes that the Contractor will complete the construction of the casino hotel for a maximum price of approximately $149 million and that the project will be substantially complete, as defined in the GMP Agreement, eighteen months from and after the date of commencement of the work (the “Completion Date”). In the event that the project is not substantially complete by the Completion Date, the GMP provides for liquidated damages in the amount of $30,000 per day for each day of delay from and after the fifth day after the Completion Date until the project is substantial completed; provided that the maximum amount of the Contractor’s liability will not exceed the total amount of one-half of the Contractor’s Fee, which is $2,976,618.

The maximum price set by the GMP Agreement is a portion of the total budget of River City project, which total budget includes items separate from those covered in the GMP Agreement such as pre-opening and development costs, furniture, fixtures and other equipment, gaming equipment, consulting fees and information technology. As previously disclosed, the total anticipated investment for the River City project will be as much as $450 million, which is to be developed in two phases. In the first phase of the River City project is planned to include a gaming and multi-use facility and several restaurants at an estimated cost of $375 million. The second phase for the River City project is expected to include a hotel with a minimum of 100 guestrooms, as well as other amenities to be determined at a later time, at an estimated cost of $75 million.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007. (SEC File No. 001-13641).

10.1	Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

10.2	Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

10.3	Separation Agreement and General Release dated as of June 5, 2008 by and among Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008. (SEC File No. 001-13641).

10.4*	Settlement Agreement, dated May 9, 2008, between Pinnacle Entertainment, Inc. and Allianz Global Risks US Insurance Company.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC.
(Registrant)

Date: August 11, 2008	By:	/S/ STEPHEN H. CAPP
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2	Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 13, 2007. (SEC File No. 001-13641).

10.1	Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, as amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

10.2	Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

10.3	Separation Agreement and General Release dated as of June 5, 2008 by and among Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008. (SEC File No. 001-13641).

10.4*	Settlement Agreement, dated May 9, 2008, between Pinnacle Entertainment, Inc. and Allianz Global Risks US Insurance Company.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.