Form 10-Q
period 2008-09-30
PINNACLE ENTERTAINMENT INC
filed 2008-11-10
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of the close of business on November 5, 2008, the number of outstanding shares of the registrant’s common stock was 59,981,181.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Gaming	$222,063	$208,865	$680,030	$615,348
Food and beverage	17,012	12,442	47,254	34,918
Hotel and recreational vehicle park	11,709	6,025	27,067	18,289
Truck stop and service station	4,581	3,587	10,762	15,490
Other	7,489	6,723	20,644	18,565

	262,854	237,642	785,757	702,610

Expenses and other costs (benefits):
Gaming	132,182	119,466	410,035	353,080
Food and beverage	17,806	12,305	48,914	34,476
Hotel and recreational vehicle park	6,538	2,799	16,110	8,888
Truck stop and service station	4,634	3,392	10,643	14,676
Other	3,579	3,048	10,097	8,109
General and administrative	60,299	51,404	182,824	151,987
Depreciation and amortization	29,665	18,747	89,172	57,863
Pre-opening and development costs	14,571	12,161	45,914	37,474
Write-downs, reserves and recoveries, net	976	2,852	8,197	3,837

	270,250	226,174	821,906	670,390

Operating income (loss)	(7,396)	11,468	(36,149)	32,220
Interest income	843	4,301	2,466	13,262
Interest expense, net of capitalized interest	(11,025)	(5,875)	(34,715)	(21,566)
Impairment of investment in equity securities	—	—	(22,636)	—
Loss on early extinguishment of debt	—	—	—	(6,124)

Income (loss) from continuing operations before income taxes	(17,578)	9,894	(91,034)	17,792
Income tax benefit (expense)	9,295	(4,099)	18,620	256

Income (loss) from continuing operations	(8,283)	5,795	(72,414)	18,048
Income (loss) from discontinued operations, net of income taxes	(3,561)	(816)	47,514	(258)

Net income (loss)	$(11,844)	$4,979	$(24,900)	$17,790

Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.14)	$0.10	$(1.21)	$0.31
Income (loss) from discontinued operations, net of income taxes	(0.06)	(0.02)	0.79	(0.01)

Net income (loss) per common share—basic	$(0.20)	$0.08	$(0.42)	$0.30

Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.14)	$0.10	$(1.21)	$0.30
Income (loss) from discontinued operations, net of income taxes	(0.06)	(0.02)	0.79	(0.01)

Net income (loss) per common share—diluted	$(0.20)	$0.08	$(0.42)	$0.29

Number of shares—basic	59,972	59,780	59,961	59,008
Number of shares—diluted	59,972	60,998	59,961	60,477
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$124,604	$191,124
Receivables, less allowance for doubtful accounts of $11,263 and $11,321	21,212	20,562
Inventories	6,778	6,688
Prepaid expenses and other assets	36,986	54,092
Deferred income taxes	9,409	9,213

Total current assets	198,989	281,679
Restricted cash	8,084	6,163
Land, buildings, riverboats and equipment:
Land and land improvements	573,993	470,568
Buildings, riverboats and improvements	1,056,519	1,002,402
Furniture, fixtures and equipment	491,218	437,120
Construction in progress	172,399	150,657

	2,294,129	2,060,747
Less: accumulated depreciation	(425,837)	(346,405)

	1,868,292	1,714,342
Goodwill	45,286	45,286
Intangible assets, net	74,165	74,487
Other assets, net	51,402	71,587
	$2,246,218	$2,193,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,058	$86,736
Accrued interest	15,537	11,136
Accrued compensation	43,891	41,533
Accrued taxes	29,716	20,718
Other accrued liabilities	55,794	51,945
Current portion of long-term debt	80	87

Total current liabilities	189,076	212,155
Long-term debt, less current portion	916,400	841,214
Other long-term liabilities	64,689	70,272
Deferred income taxes	37,679	17,544
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 59,979,181and 59,887,181 shares outstanding, net of treasury shares	6,199	6,190
Additional paid in capital	997,079	989,589
Retained earnings	67,621	92,520
Accumulated other comprehensive loss	(12,435)	(15,850)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	1,038,374	1,052,359

	$2,246,218	$2,193,544

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(24,900)	$17,790
Depreciation and amortization	89,596	58,388
Write-downs, reserves and recoveries, net	9,440	4,325
Gain on sale of assets	1,738	(488)
Impairment of investment in equity securities	22,636	—
Provision for bad debts	2,158	3,609
Loss on extinguishment of debt	—	6,124
Amortization of debt issuance costs	3,479	3,208
Share-based compensation expense	6,997	6,406
Tax benefit from stock option exercises	(97)	963
Excess tax benefit from stock equity plans	—	(861)
Insurance advances in excess of net book value	2,018	5,000
Change in long-term accounts, net	(2,030)	6,806
Change in deferred income taxes	25,253	(1,338)
Changes in operating assets and liabilities:
Receivables	(2,808)	5,775
Prepaid expenses and other	(4,129)	(7,315)
Accounts payable	(17,037)	(9,756)
Accrued compensation	2,358	741
Accrued interest	4,401	5,305
Other accrued liabilities	6,559	10,647

Net cash provided by operating activities	125,632	115,329

Cash flows from investing activities:
Capital expenditures	(267,676)	(340,707)
Additional funding for 2006 asset acquisitions	—	(10,066)
Decrease (increase) in restricted cash	18	21,978
Kansas City application deposit	(25,000)	—
Kansas City application refund	25,000	—
Proceeds from sale of property and equipment	312	6,929

Net cash used in investing activities	(267,346)	(321,866)

Cash flows from financing activities:
Borrowings under credit facility	215,000	—
Repayments under credit facility	(140,000)	(335,000)
Proceeds from 7.50% senior subordinated notes	—	379,321
Payment of 8.25% senior subordinated notes	—	(25,000)
Payments on other secured and unsecured notes payable	(68)	(2,115)
Proceeds from common stock equity offerings	—	353,527
Proceeds from common stock options exercised	706	1,521
Excess tax benefits from stock equity plans	—	861
Debt issuance and other financing costs	(511)	(9,406)

Net cash provided by financing activities	75,127	363,709

Effect of exchange rate changes on cash and cash equivalents	67	248

Increase (decrease) in cash and cash equivalents	(66,520)	157,420
Cash and cash equivalents at the beginning of the period	191,124	188,576

Cash and cash equivalents at the end of the period	$124,604	$345,996

Supplemental Cash Flow Information:
Cash paid for interest	$50,132	$42,158
Cash payments (refunds) related to income taxes, net	(5,078)	(4,711)
Increase (decrease) in construction related deposits and liabilities	(13,240)	23,968
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles (“GAAP”) in the United States. The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. References in this Quarterly Report on Form 10-Q to “Pinnacle,” “the Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where the context otherwise indicates.
Certain reclassifications, which have no effect on previously reported net income, have been made to the 2007 financial statements to conform to the 2008 presentation.
The results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2007.
Business Description Pinnacle is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, located in southeastern Indiana (“Belterra Casino Resort”), Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively), Reno, Nevada (“Boomtown Reno”), and St. Louis, Missouri (“Lumière Place—St. Louis”). Internationally, we operate several small casinos in Argentina (“Casino Magic Argentina”) and one in The Bahamas (“The Casino at Emerald Bay”). We plan to close The Casino at Emerald Bay in early January 2009 and have included it as discontinued operations as of September 30, 2008. For a more detailed description, see Note 12 (Discontinued Operations and Discontinued Development Opportunity).
Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, Missouri, we are constructing a casino named River City. In Lake Charles, Louisiana, we are developing a second casino-hotel to be called Sugarcane Bay. We are also developing a casino-hotel in Baton Rouge, Louisiana. Each of these projects is subject to various regulatory approvals as well as financing. In Atlantic City, New Jersey, we own a casino site at the heart of the famed Boardwalk and have pursued development activities. In October 2008, management determined that it is in the best interests of the Company to suspend such development activities indefinitely due to credit market conditions and an evolving competitive environment.
Pre-Opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5 “Reporting on the Costs of Start-up Activities.”

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Pre-opening and development costs:
Atlantic City(a)	$4.1	$3.3	$15.1	$13.7
Kansas City (b)	1.6	—	4.4	—
River City	1.2	1.4	3.8	3.5
Lumière Place—St. Louis	0.2	4.1	6.2	9.9
Sugarcane Bay	0.7	0.5	2.2	1.5
Baton Rouge (c)	0.9	1.6	6.5	6.6
Missouri Proposition A Initiative	5.8	—	7.0	—
Other	0.1	1.3	0.7	2.3

Total pre-opening and development costs	$14.6	$12.2	$45.9	$37.5

(a)	Atlantic City costs include $1.7 million and $7.6 million for design fees and assorted miscellaneous expenses for the three and nine months ended September 30, 2008, respectively. In October 2008, management decided to substantially suspend such development activities indefinitely due to credit market conditions and an evolving competitive environment.

(b)	On September 15, 2008, we withdrew our application as an applicant for the Northeast Kansas Gaming Zone, and shortly thereafter the Kansas Lottery Commission returned to us our $25 million deposit.

(c)	The Baton Rouge project includes total public referendum costs of $4.1 million for the nine months ended September 30, 2008. The majority of costs were incurred prior to the third quarter, with only an immaterial amount of the cost incurred in the three months ended September 30, 2008.
Capitalization of Interest We capitalize interest expense on construction in progress based on our average cost of borrowed funds. Such capitalized interest becomes part of the cost of the related project and is depreciated over the estimated useful life of the various assets. Interest is no longer capitalized once the project is substantially complete or if a project has been delayed. Capitalized interest excluded from interest expense for the three and nine months ended September 30, 2008, was $8.6 million and $23.4 million, respectively, and for the three and nine months ended September 30, 2007, was $11.9 million and $29.1 million, respectively. Given our recent decision to indefinitely place our Atlantic City project on hold, we will no longer capitalize interest in connection with eligible project costs effective October 1, 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Capitalized interest by project:
Atlantic City	$7.2	$5.4	$19.5	$14.1
River City	1.1	0.6	2.8	1.7
Lumière Place—St. Louis	—	5.5	0.2	12.3
Sugarcane Bay	0.2	—	0.3	—
Others	0.1	0.4	0.6	1.0

Total capitalized interest	$8.6	$11.9	$23.4	$29.1

Fair Value Measurements Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 157 outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.
SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the three and nine months ended September 30, 2008, we elected not to use the fair value option permitted under SFAS No. 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.
Equity securities we hold and the cash surrender value of life insurance plans are the only significant assets affected by the adoption of SFAS No. 157, all measured entirely using “Level 1” inputs under SFAS No. 157, which are observable inputs for identical assets such as quoted prices in an active market. As of September 30, 2008, these assets have fair values of $17.7 million and $1.9 million, respectively.
Available-for-Sale Securities: We classify all equity securities that we hold as current available-for-sale securities. Available-for-sale securities are recorded at fair value measured entirely using “Level 1” inputs under SFAS No. 157, which are observable inputs for identical assets such as quoted market values for the securities, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of “Accumulated other comprehensive income” on the unaudited Condensed Consolidated Balance Sheets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be “other-than-temporary.” In accordance with the Financial Accounting Standards Board’s (the “FASB”) Staff Position FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” we review several factors to determine whether a loss is “other-than-temporary.” These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position; (ii) the extent to which fair value is less than cost; (iii) the financial condition and near-term prospects of the issuer; and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

As of June 30, 2008, we determined that the fair value of the equity securities that we hold in Ameristar Casinos, Inc. were “other-than-temporarily” impaired and recorded a related impairment loss of $22.6 million based on the June 30, 2008 fair market value of such securities, which represented the cumulative unrealized loss as of June 30, 2008. This impairment adjustment established a new basis of $17.2 million in our investment. As of September 30, 2008, such investment had appreciated to $17.7 million and is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheet. The increase in value reflects an unrealized holding gain of $461,000, net of taxes, which gain is included in “Accumulated other comprehensive income” at September 30, 2008.
Goodwill and Indefinite-Lived Intangible Assets We have significant amounts of goodwill and indefinite-life intangible assets on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, our policy is to evaluate goodwill for impairment on an annual basis in the fourth quarter of each year or more frequently if events or circumstances occur that would indicate a reduction in the fair value of the Company or its reporting units. The Company’s market capitalization is significantly below its book value. This may result in a non-cash impairment charge in the fourth quarter. As of September 30, 2008, the balances of the Company’s goodwill and indefinite-lived intangible assets were $45.3 million and $74.2 million, respectively.
Discontinued operations On July 30, 2008, we decided to sell or abandon operations of The Casino at Emerald Bay. As reflected on the unaudited Condensed Consolidated Income Statements, the current and prior-year periods have been revised to reflect the reclassification of The Casino at Emerald Bay from continuing operations to discontinued operations. The same reclassification in revenues, Adjusted EBITDA, and other benefits (costs) is reflected in the segment information and results of operations. All prior-period amounts have been reclassified to conform to the current presentation. For a more detailed discussion, see Note 12 (Discontinued Operations and Discontinued Development Opportunity).
Recently Issued Accounting Pronouncements
SFAS No. 161 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 will become effective for us on January 1, 2009 (our first fiscal year beginning after November 15, 2008). We currently do not utilize derivatives and hedging activities; thus, SFAS No. 161 is not expected to have an effect on our consolidated financial statements.
SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for us on January 1, 2009 (our first fiscal year beginning after December 15, 2008). We currently do not have subsidiaries in which we have a non-controlling interest; thus, SFAS No. 160 is not expected to have an effect on our consolidated financial statements upon adoption.
Note 2—Land, Buildings, Riverboats and Equipment
Construction in progress at September 30, 2008 of $172 million relates primarily to our River City and Atlantic City projects, while construction in progress at December 31, 2007 of $151 million related primarily to our Lumière Place, River City and Atlantic City projects. Depreciation expense for the three and nine months ended September 30, 2008 was $29.7 million and $89.2 million, respectively, and $18.7 million and $57.9 million for the three and nine months ended September 30, 2007, respectively.

Note 3—Long-Term Debt
Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
	(in millions)
Senior Secured Credit Facility	$125.0	$50.0
Unsecured 8.25% Notes due 2012	276.8	277.2
Unsecured 8.75% Notes due 2013	133.7	133.5
Unsecured 7.50% Notes due 2015	380.0	379.6
Other secured and unsecured notes payable	1.0	1.0

	$916.5	$841.3
Less current maturities	(0.1)	(0.1)

	$916.4	$841.2

Senior Secured Credit Facility: As of September 30, 2008, we had a $625 million revolving credit facility (the “Credit Facility”) that matures in December 2010. As of September 30, 2008, we had outstanding borrowings of $125 million under the Credit Facility and, in addition, had outstanding letters of credit of $22.3 million under the Credit Facility as of September 30, 2008. Utilization of the Credit Facility is currently limited to $350 million by the indenture governing our 8.75% senior subordinated notes due 2013, which notes became callable in October 2008. As of September 30, 2008, for borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.5% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. The letters of credit bore facility fees of 2.0% per annum during the three months ended September 30, 2008. On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”) filed for bankruptcy, and on October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), a wholly-owned subsidiary of Lehman and one of our lenders under our Credit Facility, also filed for bankruptcy. We anticipate that a portion of the Credit Facility will not be available from LCPI. For a more detailed description regarding the bankruptcy of LCPI and its effect on our Credit Facility, see Note 13 (Subsequent Event).
Interest expense: Interest expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Interest expense before capitalization of interest	$19.6	$17.8	$58.1	$50.7
Less capitalized interest	(8.6)	(11.9)	(23.4)	(29.1)

Interest expense, net of capitalized interest	$11.0	$5.9	$34.7	$21.6

The increase in interest expense before capitalized interest for the three and nine months ended September 30, 2008 from the same 2007 period was principally the result of additional borrowings under the Credit Facility. The decrease in capitalized interest was principally due to the completion of Lumière Place in phases in late 2007 and early 2008.
Note 4—Income Taxes
Our effective income tax rate applicable to continuing operations for the three and nine months ended September 30, 2008 was (52.9%) and (20.5%), respectively. The significant reconciling items between our effective tax rate and the U.S. federal statutory rate of 35% include state income taxes, nondeductible gaming taxes for Indiana state income tax purposes, nondeductible political initiatives, and changes in judgments between periods related to the need for valuation allowances. Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2007 was 41.4% and (1.4%), respectively. The significant reconciling items between our effective tax rate and the statutory rate of 35% for those periods include the items cited above, as well as changes in FIN 48 reserve amounts.
During the third quarter of 2008, our Unrecognized Tax Benefits decreased by approximately $8.7 million. Unrecognized Tax Benefits increased approximately $2.7 million primarily from issues related to the timing of temporary deductions for federal and state purposes. Unrecognized Tax Benefits decreased by approximately $11.4 million primarily from the final determination of tax attributes upon the filing of 2007 income tax returns and the corresponding netting of FIN 48 Liabilities. Management believes that our unrecognized tax benefits may decrease between $1.0 million and $4.0 million during the next twelve months. We do not expect this decrease to impact our liquidity or income from operations.

Note 5—Stockholders’ Equity
Earnings per Share: For the three and nine months ended September 30, 2008, there were 5.1 million and 4.5 million common stock options outstanding, respectively, which were excluded from the determination of diluted earnings per share as their inclusion would have been anti-dilutive due to our net loss position. There were 909,000 and 342,000 common stock options outstanding for the three and nine months ended September 30, 2007, respectively, which were not in-the-money and therefore excluded from the determination of earnings per share.
Comprehensive Income: Our comprehensive income (loss) is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net income (loss)	$(11.8)	$5.0	$(24.9)	$17.8
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(1.0)	(0.5)	0.1	(0.7)
Post-retirement plan benefit obligation, net of amortization and income taxes	—	—	(0.5)	(0.1)
Unrealized gain on securities, net of provisions for income taxes	0.5	—	0.5	—

Comprehensive income (loss)	$(12.3)	$4.5	$(24.8)	$17.0

Note 6—Employee Benefit and Other Plans
Share-based Compensation: As of September 30, 2008, we had approximately 7.4 million share-based awards issued, 26,000 of which are restricted stock awards and the rest of which are common stock options, and approximately 658,000 share-based awards available for grant.
Pursuant to SFAS No. 123R, “Share-Based Payment,” we recorded pre-tax compensation expense of approximately $2.0 million and $6.9 million for the three and nine months ended September 30, 2008, respectively, and $1.9 million and $6.4 million for the three and nine months ended September 30, 2007, respectively. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $25.8 million and $21.3 million at September 30, 2008 and 2007, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options was $131,000 and $706,000 for the three and nine months ended September 30, 2008, respectively, and $519,000 and $1.5 million for the three and nine months ended September 30, 2007, respectively. The associated shares were newly issued common stock. Excess tax benefit resulting from the exercise of stock options was $861,000 for the nine months ended September 30, 2007, and there was no such tax benefit for nine months ended September 30, 2008. The excess tax benefit is reported as additional cash flows from financing activities.
The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2008	5,728,865	$15.10
Granted	2,070,500	$14.34
Exercised	(74,000)	$9.21
Cancelled, Forfeited	(307,225)	$19.59

Options outstanding at September 30, 2008	7,418,140	$14.76

Vested or expected to vest at a point in the future as of September 30, 2008	7,124,300	$15.55
Options exercisable at September 30, 2008	3,961,240	$12.00
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2008:	$6.69

Note 7—Hurricane Insurance Matters — Casino Magic Biloxi
In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. RSUI Indemnity Company provides $50 million of coverage at the same layer as Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against RSUI Indemnity Company for its respective share of our total hurricane-related damage and consequential loss in Biloxi. On October 20, 2008, we filed a motion for partial summary judgment on certain outstanding legal issues relating to the calculation of our business interruption loss for the claim. A hearing date has not yet been set on that motion. As of September 30, 2008, we have received payments totaling approximately $192 million from our insurers relative to these claims, including the settlement payments.
As of September 30, 2008, the insurers have not designated the $192 million of advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the book value of the destroyed assets and certain insured expenses. To the extent that the advances exceed such expenses and book value, the difference (currently $18.4 million) is recorded as a deferred gain on our unaudited Condensed Consolidated Balance Sheets.
Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and are substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. The settlements of parts of the insurance claim resulted in gains of $54.4 million, net of tax, which is reflected in discontinued operating results in the first nine months of 2008. The deferred gain reflected on the unaudited Condensed Consolidated Balance Sheets primarily reflects the ongoing dispute with remaining insurance carrier.
Note 8—Commitments and Contingencies
Guaranteed Maximum Price Agreement for Lumière Place: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The GMP Agreement established an outside date of March 20, 2008 for the contractor to be substantially completed with the work, which date has been met. The GMP Agreement contains various other milestone dates and obligations. The guaranteed maximum price set by the GMP Agreement was a portion of the total budget of $507 million for the Lumière Place project. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of September 30, 2008, we had paid approximately $335 million of the approximate $345 million maximum price and we expect to pay a portion of the remaining $10 million.
Redevelopment Agreement: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis beginning after our River City project opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and our development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in Year Six, $2.0 million in Years Seven and Eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.

Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into a Guaranteed Maximum Price Agreement (the “Agreement”) with a general contractor for the construction of the first phase of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million and that the project will be substantially complete by January 31, 2010. The guaranteed maximum price set by the Agreement is a portion of the total budget of $375 million for Phase One of the River City project. The budget includes items separate from those covered in the Agreement, such as Phase One construction work prior to entering into the GMP Agreement and the items mentioned in the paragraph below, pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology.
Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of the greater of $4.0 million or 2.5% of adjusted gross receipts (as defined in the lease and development agreement) commencing on the earlier of August 11, 2009 or the date the project opens. In addition, the lease and development agreement provides that the project is to be developed in two phases. In the first phase, we are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the park property; and (e) construct a roadway into the project. In the second phase, we are required to invest at least an additional $75.0 million to construct a hotel with a minimum of 100 guestrooms and other amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must commence the aforementioned construction of the gaming facilities and the roadwork by December 31, 2007 (which condition has been satisfied) and must proceed with reasonable diligence to complete the gaming facilities by May 1, 2009, subject to delays beyond our control, including governmental approvals. We currently anticipate that the property will be completed in early 2010 due to several factors which were beyond our control, including delays in receiving governmental approvals and delays caused by unfavorable weather conditions. In the event the second phase is not opened within three years from the date of the casino opening, we are required to pay liquidated damages over five years beginning on the January 2 immediately following the expiration of three years. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.
Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. The employment agreements require severance payments in the case of certain triggering events, including a change in control. As of September 30, 2008, the maximum aggregate amount that would be paid to this group of 35 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $33.3 million.
In connection with Wade Hundley’s resignation as President of the Company, we entered into a separation agreement with him, dated as of June 5, 2008. Mr. Hundley is entitled to cash severance payments equal to $1.4 million, payable in various installments over an 18-month period, except for $562,500 of such amount which shall be payable on January 9, 2009. Mr. Hundley received accrued salary through the date of resignation and will be entitled to a pro rata bonus of approximately $215,000 for 2008. Mr. Hundley will also be entitled to receive health benefits coverage and disability insurance coverage for a maximum period of eighteen (18) months. Mr. Hundley will also be entitled to receive $205,000, representing the remaining portions of his 2006 and 2007 deferred bonuses, and approximately $373,000 representing amounts he had previously elected to defer plus earnings thereon. Vesting of Mr. Hundley’s stock options and restricted stock which would have vested over the next 18 months following the date of the separation agreement was accelerated to June 5, 2008. The compensation expense charge associated with the terms of the separation agreement relating to his stock options and restricted stock awards was $727,000, computed in accordance with SFAS 123R. As provided in the separation agreement, Mr. Hundley is entitled to exercise certain stock options, which survive the separation. For those stock options granted prior to the date of his employment agreement, Mr. Hundley has until March 5, 2009 to exercise those stock options. For those stock options granted on or after the date of his employment agreement, Mr. Hundley has until June 5, 2009 to exercise those stock options.

Deferred Bonus Plan: In 2004, we established a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of September 30, 2008, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.3 million, of which $1.6 million is included in the $33.3 million change in control amount mentioned above.
Self-Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.
Collective Bargaining Agreement: As of September 30, 2008, we continue to negotiate a collective bargaining agreement with approximately 149 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.
Legal
Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. RSUI Indemnity Company provides $50 million of coverage at the same layer as Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against RSUI Indemnity Company for its respective share of our total hurricane-related damage and consequential loss in Biloxi. On October 20, 2008, we filed a motion for partial summary judgment on certain outstanding legal issues relating to the calculation of our business interruption loss for the claim. A hearing date has not yet been set on that motion. As of September 30, 2008, we have received payments totaling approximately $192 million from our insurers relative to these claims, including the settlement payments.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s is obligated to pay Jebaco an annual fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. We have been given an indefinite extension to answer the March 13 complaint. While we cannot predict the outcome of this litigation, management intends to vigorously defend this litigation.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
Note 9—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Impairment of assets (a)	$—	$2.8	$5.1	$3.8
Loss on disposal of assets	0.9	—	1.7	—
Customer related expenses (b)	—	—	1.4	—

Write-downs, reserves and recoveries, net	$0.9	$2.8	$8.2	$3.8

(a)	Included in the nine months ended September 30, 2008 is $4.5 million related to two idle riverboats that were purchased in 2006 whose operations we intend to replace with the Sugarcane Bay and Baton Rouge facilities.

(b)	During the nine months ended September 30, 2008, we expanded our mychoice rewards program to our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers initial reward account balances based on their previous levels of play. Such disclosure resulted in a charge to establish a liability for such amounts.
We also incurred asset impairment charges of $4.3 million related to the discontinued operation at The Casino at Emerald Bay in The Bahamas, which has been recorded as a loss from discontinued operations as of September 30, 2008.
Note 10—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentine and Bahamian subsidiaries; a subsidiary that owns an aircraft; a subsidiary with approximately $63.3 million in cash, cash equivalents and marketable securities as of September 30, 2008; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			Wholly Owned	Consolidating	Pinnacle
	Pinnacle	Wholly Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries (a)	Subsidiaries (b)	Entries	Consolidated
	(in millions)
For the three months ended September 30, 2008
Income Statement
Revenues:
Gaming	$—	$207.2	$14.9	$—	$222.1
Food and beverage	—	15.8	1.2	—	17.0
Other	—	23.3	0.4	—	23.7

	—	246.3	16.5	—	262.8

Expenses:
Gaming	—	124.1	8.1	—	132.2
Food and beverage	—	16.1	1.7	—	17.8
Administrative and other	16.7	67.0	5.8	—	89.5
Write-downs, reserves and recoveries, net	—	0.7	0.3	—	1.0
Depreciation and amortization	1.0	25.5	3.2	—	29.7

	17.7	233.4	19.1	—	270.2

Operating income (loss)	(17.7)	12.9	(2.6)	—	(7.4)
Equity earnings of subsidiaries	5.2	1.2	—	(6.4)	—
Interest (expense) income, net	(19.3)	8.5	0.6	—	(10.2)

Income (loss) from continuing operations before inter-company activity and income taxes	(31.8)	22.6	(2.0)	(6.4)	(17.6)
Management fee and inter-company interest income (expense)	9.4	(9.4)	—	—	—
Income tax benefit (expense)	10.6	—	(1.3)	—	9.3

Income (loss) from continuing operations	(11.8)	13.2	(3.3)	(6.4)	(8.3)
Income from discontinued operations, net of taxes	—	2.5	(6.0)	—	(3.5)

Net income (loss)	$(11.8)	$15.7	$(9.3)	$(6.4)	$(11.8)

For the three months ended September 30, 2007
Income Statement
Revenues:
Gaming	$—	$185.3	$23.6	$—	$208.9
Food and beverage	—	10.9	1.5	—	12.4
Other	0.1	15.7	0.5	—	16.3

	0.1	211.9	25.6	—	237.6

Expenses:
Gaming	—	107.5	12.0	—	119.5
Food and beverage	—	10.5	1.8	—	12.3
Administrative and other	13.7	53.2	6.0	—	72.9
Write-downs, reserves and recoveries, net	—	3.3	(0.5)	—	2.8
Depreciation and amortization	0.3	15.7	2.7	—	18.7

	14.0	190.2	22.0	—	226.2

Operating income	(13.9)	21.7	3.6	—	11.4
Equity earnings of subsidiaries	34.8	1.2	—	(36.0)	—
Interest (expense) income, net	(14.9)	12.1	1.2	—	(1.6)

Income from continuing operations before inter-company activity and income taxes	6.0	35.0	4.8	(36.0)	9.8
Management fee and inter-company interest income (expense)	1.0	(0.9)	(0.1)	—	—
Income (loss) tax benefit (expense)	(1.5)	—	(2.5)	—	(4.0)

Income (loss) from continuing operations	5.5	34.1	2.2	(36.0)	5.8
Income (loss) from discontinued operations, net of taxes	(0.5)	(0.2)	(0.1)	—	(0.8)

Net income (loss)	$5.0	$33.9	$2.1	$(36.0)	$5.0

			Wholly Owned	Consolidating	Pinnacle
	Pinnacle	Wholly Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries (a)	Subsidiaries (b)	Entries	Consolidated
For the nine months ended September 30, 2008
Income Statement
Revenues:
Gaming	$—	$633.9	$46.1	$—	$680.0
Food and beverage	—	43.4	3.8	—	47.2
Other	0.2	57.5	0.9	—	58.6

	0.2	734.8	50.8	—	785.8

Expenses:
Gaming	—	384.2	25.8	—	410.0
Food and beverage	—	44.0	4.9	—	48.9
Administrative and other	47.6	203.7	14.3	—	265.6
Write-downs, reserves and recoveries, net	—	7.8	0.4	—	8.2
Depreciation and amortization	2.6	77.3	9.3	—	89.2

	50.2	717.0	54.7	—	821.9

Operating income (loss)	(50.0)	17.8	(3.9)	—	(36.1)
Equity earnings of subsidiaries	43.0	3.7	—	(46.7)	—
Interest (expense) income, net	(56.9)	23.0	1.6	—	(32.3)
Impairment of investment in equity securities	(8.4)	—	(14.2)	—	(22.6)

Income from continuing operations before inter-company activity and income taxes	(72.3)	44.5	(16.5)	(46.7)	(91.0)
Management fee and inter-company interest income (expense)	25.6	(25.4)	(0.2)	—	—
Income tax benefit (expense)	21.8	—	(3.2)	—	18.6

Income from continuing operations	(24.9)	19.1	(19.9)	(46.7)	(72.4)
Income from discontinued operations, net of taxes	—	54.5	(7.0)	—	47.5

Net income (loss)	$(24.9)	$73.6	$(26.9)	$(46.7)	$(24.9)

For the nine months ended September 30, 2007
Income Statement
Revenues:
Gaming	$—	$547.0	$68.4	$—	$615.4
Food and beverage	—	30.7	4.2	—	34.9
Other	0.3	50.4	1.6	—	52.3

	0.3	628.1	74.2	—	702.6

Expenses:
Gaming	—	318.1	35.0	—	353.1
Food and beverage	—	29.4	5.1	—	34.5
Administrative and other	39.1	164.8	17.2	—	221.1
Write-downs, reserves and recoveries, net	—	4.3	(0.5)	—	3.8
Depreciation and amortization	0.9	49.5	7.5	—	57.9

	40.0	566.1	64.3	—	670.4

Operating income	(39.7)	62.0	9.9	—	32.2
Equity earnings of subsidiaries	87.0	4.0	—	(91.0)	—
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest (expense) income, net	(39.9)	30.0	1.6	—	(8.3)

Income from continuing operations before inter-company activity and income taxes	1.3	96.0	11.5	(91.0)	17.8
Management fee and inter-company interest income (expense)	11.7	(11.4)	(0.3)	—	—
Income tax benefit (expense)	4.9	—	(4.7)	—	0.2

Income (loss) from continuing operations	17.9	84.6	6.5	(91.0)	18.0
Income (loss) from discontinued operations, net of taxes	(0.1)	0.8	(0.9)	—	(0.2)

Net income (loss)	$17.8	$85.4	$5.6	$(91.0)	$17.8

			Wholly Owned	Consolidating	Pinnacle
	Pinnacle	Wholly Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries (a)	Subsidiaries (b)	Entries	Consolidated
	(in millions)
As of September 30, 2008
Balance Sheet
Current assets	$27.5	$91.7	$79.8	$—	$199.0
Property and equipment, net	34.4	1,774.1	59.8	—	1,868.3
Other non-current assets	49.2	111.6	18.1	—	178.9
Investment in subsidiaries	1,949.7	25.1	—	(1,974.8)	—
Inter-company	1.2	2.5	(3.7)	—	—

	$2,062.0	$2,005.0	$154.0	$(1,974.8)	$2,246.2

Current liabilities	$41.7	$137.7	$9.7	$—	$189.1
Notes payable, long term	915.5	0.9	—	—	916.4
Other non-current liabilities	66.3	35.2	0.8	—	102.3
Equity	1,038.5	1,831.2	143.5	(1,974.8)	1,038.4

	$2,062.0	$2,005.0	$154.0	$(1,974.8)	$2,246.2

As of December 31, 2007
Balance Sheet
Current assets	$44.3	$141.3	$96.0	$—	$281.6
Property and equipment, net	28.7	1,617.8	69.8	—	1,716.3
Other non-current assets	54.7	123.7	17.2	—	195.6
Investment in subsidiaries	1,859.8	21.3	—	(1,881.1)	—
Inter-company	1.3	3.5	(4.8)	—	—

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

Current liabilities	$35.7	$165.1	$11.3	$—	$212.1
Notes payable, long term	840.3	0.9	—	—	841.2
Other non-current liabilities	60.4	27.3	0.1	—	87.8
Equity	1,052.4	1,714.3	166.8	(1,881.1)	1,052.4

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

			Wholly Owned	Consolidating	Pinnacle
	Pinnacle	Wholly Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries (a)	Subsidiaries (b)	Entries	Consolidated
	(in millions)
For the nine months ended September 30, 2008
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(73.3)	$201.3	$(2.4)	$—	$125.6
Net cash provided by (used in) investing activities	(7.1)	(255.6)	(4.7)	—	(267.4)
Net cash provided by (used in) financing activities	75.1	—	—	—	75.1
Effect of exchange rate changes on cash	—	—	0.06	—	0.06

For the nine months ended September 30, 2007
Statement of Cash Flows
Net cash provided by (used in) operating activities	$(309.5)	$308.3	$116.5	$—	$115.3
Net cash provided by (used in) investing activities	35.1	(332.5)	(24.5)	—	(321.9)
Net cash provided by (used in) financing activities	365.8	(2.1)	—	—	363.7
Effect of exchange rate changes on cash	0.1	—	0.1	—	0.2

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other non-material subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes.

(b)	Casino Magic Neuquén, S.A. and PNK Development 11, LLC are the only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane and the subsidiary that owns The Admiral Riverboat Casino.

Note 11—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Revenues:
L’Auberge du Lac (a)	$81.8	$84.5	$253.3	$244.1
Boomtown New Orleans	37.4	40.3	118.9	123.1
Belterra Casino Resort	43.9	46.9	130.3	135.8
Boomtown Bossier City	22.5	22.6	68.2	69.3
Lumière Place-St. Louis (b)	50.9	15.1	147.3	48.7
Boomtown Reno	14.9	17.3	37.1	53.5
International (c)	11.4	10.8	30.5	27.9
Other	—	0.1	0.2	0.2

Total Revenues	$262.8	$237.6	$785.8	$702.6

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Adjusted EBITDA: (d)
L’Auberge du Lac (a)	$18.6	$21.8	$59.9	$59.4
Boomtown New Orleans	11.3	13.4	40.3	42.4
Belterra Casino Resort	8.5	10.5	23.7	31.5
Boomtown Bossier City	4.5	4.4	13.2	14.4
Lumière Place-St. Louis (b)	1.5	1.5	0.5	6.3
Boomtown Reno	0.5	2.1	(2.9)	4.6
International (c)	3.8	4.4	9.6	10.3

	$48.7	$58.1	$144.3	$168.9
Corporate expenses (e)	(8.9)	(11.1)	(30.3)	(31.1)

	$39.8	$47.0	$114.0	$137.8

Other benefits (costs):
Depreciation and amortization	$(29.7)	$(18.7)	$(89.2)	$(57.9)
Pre-opening and development costs	(14.6)	(12.2)	(45.9)	(37.5)
Non-cash share-based compensation	(2.0)	(1.9)	(6.9)	(6.4)
Write-downs, reserves and recoveries, net	(0.9)	(2.8)	(8.2)	(3.8)
Loss on early extinguishment of debt	—	—	—	(6.1)
Interest income	0.8	4.3	2.5	13.3
Interest expense, net of capitalized interest	(11.0)	(5.9)	(34.7)	(21.6)
Impairment of investment in equity securities	—	—	(22.6)	—
Income tax benefit (expense)	9.3	(4.1)	18.6	0.2

Income (loss) from continuing operations	$(8.3)	$5.7	$(72.4)	$18.0

	For the nine months ended
	September 30,
	2008	2007
	(in millions)
Capital expenditures:
L’Auberge du Lac (a)	$22.5	$43.6
Boomtown New Orleans	7.6	3.0
Belterra Casino Resort	4.9	5.7
Boomtown Bossier City	2.4	1.3
Lumière Place—St. Louis (b)	73.1	209.5
Boomtown Reno	6.1	2.4
International (c)	4.5	6.7
Corporate and other, including new properties (f)	146.6	68.5

	$267.7	$340.7

	September 30,	December 31,
	2008	2007
	(in millions)
Assets:
L’Auberge du Lac (a)	$367.1	$398.5
Boomtown New Orleans	78.5	87.6
Belterra Casino Resort	204.6	215.1
Boomtown Bossier City	102.4	109.5
Lumière Place—St. Louis (b)	585.7	571.2
Boomtown Reno	69.1	71.9
International (c)	37.0	39.9
Corporate and other, including new properties	801.8	699.8

	$2,246.2	$2,193.5

(a)	The 2008 periods include the new 252-guestroom addition, new retail shops and other property improvements.

(b)	Our Lumière Place-St. Louis segment includes Lumière Place Casino, which opened on December 19, 2007, the Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. We acquired The Admiral Riverboat Casino on December 20, 2006. The former Embassy Suites Hotel was closed March 31, 2007 for refurbishment. The restaurant at the former Embassy Suites Hotel remained open for the majority of 2007. The Four Seasons Hotel St. Louis and HoteLumière opened in February 2008. The Admiral Riverboat Casino was temporarily closed during 2008 due to floods.

(c)	Includes Casino Magic Argentina. The Casino at Emerald Bay has been excluded from the International segment based on the reclassification of The Casino at Emerald Bay from continuing operations to discontinued operations. The same reclassification in revenues, Adjusted EBITDA, other benefits (costs), capital expenditures and assets is reflected above.

(d)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, asset impairment costs, non-cash share-based compensation, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations.

(e)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(f)	Includes capital expenditures for our various development projects not yet reflected as operating segments including $102.1 million for Atlantic City, $25.9 million for River City and $10.5 million for Sugarcane Bay for the nine months ended September 30, 2008.

Note 12—Discontinued Operations and Discontinued Development Opportunity
The Casino at Emerald Bay
On July 30, 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay in The Bahamas. This small casino is distant from our other operations and its success is heavily reliant on the neighboring unaffiliated Four Seasons hotel. The owner of such hotel is currently in receivership. We anticipate selling or abandoning operations by early 2009 and have reflected the business as a discontinued operation. During the quarter ended September 30, 2008, we recorded a $4.3 million impairment charge for the fixed assets associated with our operation in The Bahamas. The carrying amounts of the assets and liabilities have not been disclosed separately on the unaudited Condensed Consolidated Balance Sheets because the amounts are not material. The amounts are disclosed below.
Summarized current and historic operating results of The Casino at Emerald Bay:
Condensed Income Statement

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
	(in millions)
Revenue
Gaming	$0.7	$1.4
Other	0.1	0.1

Total revenue	0.8	1.5
Expenses
Gaming	1.5	1.2
Administrative and other	1.5	1.3
Depreciation and amortization	0.4	0.5
Impairment asset write down	4.3	—

Total expense	7.7	3.0

Net loss	$(6.9)	$(1.5)

Condensed Balance Sheet

	As of	As of
	September 30, 2008	December 31, 2007
	(in millions)
ASSETS

Property and equipment, net	$1.0	$5.7
Other assets, net	0.5	1.2

	$1.5	$6.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	0.5	0.5
Stockholders’ Equity:
Common stock — $1 par value, 5,000 shares outstanding	0.0	0.0
Additional paid in capital	12.6	11.1
Accumulated deficit	(11.6)	(4.7)

Total stockholders’ equity	1.0	6.4

	$1.5	$6.9

Kansas City, Kansas
In September 2007, we submitted a proposal for a new gaming entertainment complex to be located in Kansas City, Kansas. In September 2008, we withdrew such application. In June 2008, we deposited $25 million with the Kansas Lottery Commission, pursuant to such application, which was later returned to us in September 2008.
Note 13—Subsequent Event
On October 5, 2008, LCPI, a wholly-owned subsidiary of Lehman Brothers Holding, Inc., and one of the lenders under our Credit Facility, filed for bankruptcy. As of September 30, 2008, LCPI was a 7.7% participant in the $625 million revolver credit facility and had funded its pro rata portion of the $125 million of borrowings outstanding as of such date, or approximately $9.6 million. LCPI has advised us it will no longer fund its portion of future borrowing requests. As the indenture governing our 8.75% senior subordinated notes due 2013 restricts the amount that we can borrow under our Credit Facility to $350 million as of September 30, 2008, any de facto reduction in the total size of our Credit Facility resulting from LCPI’s inability to fund does not currently affect our liquidity.

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
Overview and Summary
Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six domestic casino destinations, including Lumière Place in downtown St. Louis, where we began the complex’s phased opening with the casino and several restaurants in mid-December 2007, followed by the opening of the two hotels and other amenities in early 2008. Internationally, we operate several small casinos in Argentina and one in The Bahamas. We plan to close our casino in The Bahamas in early 2009.
Our long-term strategy is to build or acquire new resorts that are expected to produce favorable returns above our cost of capital; to maintain and improve each of our existing casinos; and to develop the systems to tie all of our casinos together into a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer-loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions at reasonable valuations, when and if available. We continue to make progress toward achieving our long-term strategy.
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we have begun construction of our River City casino, which we expect to open in early 2010. In Lake Charles, Louisiana, we plan to build the Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we received voter approval in February 2008 permitting construction of a proposed casino-hotel complex on land that we own. We own well-located casino sites in Atlantic City, New Jersey and Central City, Colorado.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2008 and 2007. As discussed in Note 11 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 11 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Revenues:
L’Auberge du Lac (a)	$81.8	$84.5	$253.3	$244.1
Boomtown New Orleans	37.4	40.3	118.9	123.1
Belterra Casino Resort	43.9	46.9	130.3	135.8
Boomtown Bossier City	22.5	22.6	68.2	69.3
Lumière Place-St. Louis (b)	50.9	15.1	147.3	48.7
Boomtown Reno	14.9	17.3	37.1	53.5
International (c)	11.4	10.8	30.5	27.9
Other	—	0.1	0.2	0.2

Total Revenues	$262.8	$237.6	$785.8	$702.6

Operating Income (loss)	$(7.4)	$11.5	$(36.1)	$32.2

Income (loss) from continuing operations	$(8.3)	$5.7	$(72.4)	$18.0

Adjusted EBITDA: (d)
L’Auberge du Lac (a)	$18.6	$21.8	$59.9	$59.4
Boomtown New Orleans	11.3	13.4	40.3	42.4
Belterra Casino Resort	8.5	10.5	23.7	31.5
Boomtown Bossier City	4.5	4.4	13.2	14.4
Lumière Place-St. Louis (b)	1.5	1.5	0.5	6.3
Boomtown Reno	0.5	2.1	(2.9)	4.6
International (c)	3.8	4.4	9.6	10.3

(a)	The 2008 periods include the new 252-guestroom addition, new retail shops and other property improvements.

(b)	Our Lumière Place-St. Louis segment includes Lumière Place Casino, which opened on December 19, 2007, the Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. We acquired The Admiral Riverboat Casino on December 20, 2006. The former Embassy Suites Hotel was closed March 31, 2007 for refurbishment. The restaurant at the former Embassy Suites Hotel remained open for the majority of 2007. The Four Seasons Hotel St. Louis and HoteLumière opened in February 2008. The Admiral Riverboat Casino was temporarily closed twice during 2008 due to floods.

(c)	Includes The Casino Magic Argentina. The Casino at Emerald Bay has been excluded from the International segment based on the reclassification of The Casino at Emerald Bay from continuing operations to discontinued operations. The same reclassification in revenues and Adjusted EBITDA is reflected above.

(d)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, asset impairment costs, non-cash share-based compensation, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, loss on early extinguishment of debt and discontinued operations.

Comparison of the Three and Nine Months Ended September 30, 2008 and 2007
Operating Results Revenues from continuing operations for the three and nine months ended September 30, 2008 were $263 million and $786 million, respectively, compared to $238 million and $703 million in the same 2007 periods, primarily reflecting the benefit of the December 2007 opening of the Lumière Place Casino and a 252-guestroom addition at L’Auberge du Lac, partially offset by the third quarter hurricanes, heightened competition in central and southern Indiana, and the mid-2007 closure of the truck stop at our Boomtown Reno property. Revenue attributable to properties open for a year or more decreased by $20.1 million (or 8.5%) and $41.1 million (or 5.9%) for the three and nine months ended September 30, 2008, respectively, primarily due to the two hurricanes in the most recent quarter. Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis necessitating the temporary closure of The Admiral Riverboat Casino and caused a power outage over the course of two days at Belterra. Gaming revenues increased by $13.2 million and $64.7 million for the three and nine months ended September 30, 2008 compared to the same periods last year primarily due to incremental revenues associated with the opening of the Lumière Place Casino. Food and beverage revenue increased by $4.6 million and $12.3 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 due to the new hotels and other amenities at Lumière Place-St. Louis. Hotel and recreational vehicle park revenues increased by $5.7 million and $8.8 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 due to the hotel expansion at L’Auberge du Lac and the opening of the Four Seasons Hotel St. Louis and HoteLumière. Truck stop/service station revenue, which includes a service station and the previously operated truck stop in Reno, increased by $994,000 in the 2008 quarterly period primarily due to increased fuel sale prices, and decreased by $4.7 million for the nine months ended September 30, 2008, due to the aforementioned closure of the truck stop. Other income, comprised primarily of retail, arcade and showroom revenue, increased by $766,000 and $2.1 million for the three and nine months ended September 30, 2008 from the same periods in 2007, primarily due to the opening of Lumière Place-St. Louis.
Each property’s contribution to these results was as follows:
At L’Auberge du Lac, revenues for the three and nine months ended September 30, 2008 were $81.8 million and $253 million, respectively, compared to $84.5 million and $244 million in the same 2007 periods. Adjusted EBITDA was $18.6 million and $59.9 million for the three and nine months ended September 30, 2008, respectively, compared to $21.8 million and $59.4 million in the same 2007 periods. Reflecting the benefits of the guestroom expansion in late 2007, results for the property in July and August 2008 were very strong, including record gaming revenues for the month of July. Such improvement over prior-year results was interrupted by Hurricane Gustav over the Labor Day weekend and Hurricane Ike over a historically profitable mid-September Asian holiday weekend. The casino was closed for nine days during the quarter, which we estimate affected net revenues by approximately $9 million. In addition, the property incurred approximately $780,000 of physical damage, which is below the deductible limits for our insurance. Therefore, such repairs were expensed in the quarter. Post-hurricane trends at the property suggest that it is returning to the business levels seen in earlier quarters.
Revenues for Boomtown New Orleans were $37.4 million and $119 million for the three and nine months ended September 30, 2008, respectively, compared to $40.3 million and $123 million in the same 2007 periods. Adjusted EBITDA was $11.3 million and $40.3 million for the three and nine months ended September 30, 2008, respectively, compared to $13.4 million and $42.4 million in the same 2007 periods. Results at this West Bank property had been relatively stable for several quarters. Management attributes most of the declines in revenues and Adjusted EBITDA to the temporary closure and other hurricane disruptions. Post-hurricane trends at Boomtown New Orleans suggest that the major source of the property’s revenues—the slot machines—have returned to levels seen immediately prior to Hurricane Gustav, while the table games business seems to be recovering a bit more slowly. Slot machines accounted for more than 80% of Boomtown New Orleans’ total revenues for the three and nine months ended September 30, 2008. Management estimates that the two hurricanes negatively affected Boomtown New Orleans’ net revenues by approximately $2.7 million in the quarter.
At Belterra Casino Resort, revenues were $43.9 million and $130 million for the three and nine months ended September 30, 2008, respectively, compared to $46.9 million and $136 million for the same 2007 periods. Adjusted EBITDA was $8.5 million and $23.7 million for the three and nine months ended September 30, 2008, respectively, compared to $10.5 million and $31.5 million for the same 2007 periods. The reduction in Adjusted EBITDA in the current quarter compared to the prior-year period is primarily due to increased marketing activities in this competitive market. In June 2008, each of two racetracks in the Indianapolis area began operating approximately 2,000 slot machines. Another competitor also heavily marketed its refurbished and rebranded facility. To address this new competition, Belterra increased its marketing efforts relative to prior years.

Revenues for Boomtown Bossier City for the three and nine months ended September 30, 2008 were $22.5 million and $68.2 million, respectively, compared to $22.6 million and $69.3 million in the same 2007 periods. Adjusted EBITDA was $4.5 million and $13.2 million for the three and nine months ended September 30, 2008, respectively, compared to $4.4 million and $14.4 million for the same 2007 periods. This was achieved despite the regional disruption of the hurricanes, which resulted in very heavy rainfall in northwest Louisiana on two key weekends. In October 2008, a large Native American casino on the Oklahoma/Texas border opened portions of a casino expansion, and is expected to open the remainder of its expansion by the end of 2008. Such casino competes with the Shreveport/Bossier City casinos for the Dallas/Fort Worth market.
For the three and nine months ended September 30, 2008, revenues at Lumière Place-St. Louis were $50.9 million and $147 million, respectively, which results include Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis, HoteLumière (the renovated former Embassy Suites Hotel) and The Admiral Riverboat Casino. Overall performance measures at the segment continue to improve. Consistent with the ramp-up of operations at almost all new casino hotels, Lumière Place has incurred higher marketing costs and payroll during 2008 than is anticipated in future periods. Hotel occupancy at the Four Seasons Hotel St. Louis improved to 54% for the third quarter versus 42% in the second quarter. Hotel occupancy at HoteLumière was 89% for the 2008 third quarter versus 82% in the second quarter. The Lumière Place Casino itself has been consistently profitable on a property level Adjusted EBITDA basis since January, with profits increasing sequentially in most months since opening. This, however, has been offset by growing losses at The Admiral Riverboat Casino caused by periodic closures due to flooding and augmented competition. We are evaluating the feasibility, subject to gaming commission and other regulatory approvals, of relocating The Admiral Riverboat Casino to another location within the city of St. Louis. For the quarter ended September 30, 2007, which results primarily included only The Admiral Riverboat Casino, revenues were $15.1 million and Adjusted EBITDA was $1.5 million.
On November 4, 2008, Missouri voters approved Proposition A, the Schools First Initiative, a ballot referendum designed to protect economic benefits and thousands of jobs created by Missouri casinos, as well as to increase funding for Missouri schools by more than $100 million in new net revenue each year. Proposition A allows for the removal of certain betting restrictions, places a limit on the number of gaming licenses available in the state and increases the tax on casino revenues from 20 percent to 21 percent. We believe the approval will be beneficial, as it will allow Lumière Place-St. Louis to expand its marketing from a local customers’ complex to a regional entertainment destination. Proposition A became effective on November 7, 2008.
Revenues at Boomtown Reno were $14.9 million and $37.1 million for the three and nine months ended September 30, 2008, respectively. Boomtown Reno had Adjusted EBITDA of $505,000 for three months ended September 30, 2008 and an Adjusted EBITDA loss of $2.9 million for the nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, revenues were $17.3 million and $53.5 million, respectively, while Adjusted EBITDA was $2.1 million and $4.6 million for the same 2007 periods. Such declines represent increased competition in California and a decline in general economic conditions, reflected in a decrease in traffic on the major interstate alongside Boomtown Reno.
The International segment includes several small casinos in Argentina. We have reclassified The Casino at Emerald Bay as discontinued operations and the property’s revenues and Adjusted EBITDA have been excluded from the International segment. Revenues for the third quarter of 2008 rose to $11.4 million from $10.8 million in the same quarter of the prior year due to a higher slot win at our Casino Magic property in Neuquén, Argentina. For the nine months ended September 30, 2008 and 2007, revenues were $30.5 million and $27.9 million, respectively. For the three months ended September 30, 2008 and 2007, Adjusted EBITDA was at $3.8 million and $4.4 million, respectively, reflecting inflation of certain cost factors and the impact of a smoking ban imposed within the city of Neuquén, Argentina effective November 15, 2007. Our principal competitor in this market is in a neighboring province, where a similar smoking ban is being imposed effective November 3, 2008. For the nine months ended September 30, 2008 and 2007, Adjusted EBITDA was $9.6 million and $10.3 million, respectively.
In June 2008, the remaining 16 guestrooms of the 32-guestroom hotel that adjoins the principal casino in Neuquén, Argentina were opened. Under terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting the formal government approval of such extension.

The following are a description of the other costs and benefits for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Other benefits (costs):
Corporate expenses	$(8.9)	$(11.1)	$(30.3)	$(31.1)
Depreciation and amortization	(29.7)	(18.7)	(89.2)	(57.9)
Pre-opening and development costs	(14.6)	(12.2)	(45.9)	(37.5)
Non-cash share-based compensation	(2.0)	(1.9)	(6.9)	(6.4)
Write-downs, reserves and recoveries, net	(0.9)	(2.8)	(8.2)	(3.8)
Loss on early extinguishment of debt	—	—	—	(6.1)
Interest income	0.8	4.3	2.5	13.3
Interest expense, net of capitalized interest	(11.0)	(5.9)	(34.7)	(21.6)
Impairment of investment in equity securities	—	—	(22.6)	—
Income tax benefit (expense)	9.3	(4.1)	18.6	0.2
Corporate Expenses for the three months ended September 30, 2008 and 2007, were $8.9 million and $11.1 million, respectively, while such expenses for the nine months ended September 30, 2008 and 2007, were $30.3 million and $31.1 million, respectively. Corporate expenses represent unallocated payroll, professional fees, rent, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. The decrease in corporate expenses reflects the recent benefit of cost cutting measures related to professional services and travel expenses, the impact of which was partially offset by increases in payroll related expenses and office rent associated with our expanded base of operations and centralization efforts.
Depreciation and Amortization Expense for the three and nine months ended September 30, 2008 was $29.7 million and $89.2 million, respectively, and $18.7 million and $57.9 million in the same 2007 periods. The increase is primarily attributed to the openings of Lumière Place-St. Louis and the expansion at L’Auberge du Lac.
Pre-opening and Development Costs consist of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$4.1	$3.3	$15.1	$13.7
Kansas City (b)	1.6	—	4.6	—
River City	1.2	1.4	3.8	3.5
Lumière Place—St. Louis	0.2	4.1	6.2	9.9
Sugarcane Bay	0.7	0.5	2.2	1.5
Baton Rouge (c)	0.9	1.6	6.5	6.6
Missouri Proposition A Initiative	5.8	—	7.0	—
Other	0.1	1.3	0.5	2.3

Total pre-opening and development costs	$14.6	$12.2	$45.9	$37.5

(a)	Atlantic City costs include $1.7 million and $7.6 million for design fees and assorted miscellaneous expenses for the three and nine months ended September 30, 2008, respectively. In October 2008, management decided to substantially suspend such development activities indefinitely due to credit market conditions and an evolving competitive environment.

(b)	On September 15, 2008, we withdrew our application as an applicant for the Northeast Kansas Gaming Zone and the Kansas Lottery Commission returned our $25 million deposit on September 18, 2008, which we initially deposited in June 2008.

(c)	The Baton Rouge project includes total public referendum costs of $4.1 million for the nine months ended September 30, 2008. The majority of costs were incurred prior to the third quarter, with only an immaterial amount of the cost incurred in the three months ended September 30, 2008.
Non-cash Share-based Compensation Expense was $2.0 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and $6.9 million and $6.4 million for the nine months ended September 30, 2008 and 2007, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Impairment of assets (a)	$—	$2.8	$5.1	$3.8
Loss on sale of assets	0.9	—	1.7	—
Customer related expenses (b)	—	—	1.4	—

Write-downs, reserves and recoveries, net	$0.9	$2.8	$8.2	$3.8

(a)	Included in the nine months ended September 30, 2008 is $4.5 million related to two idle riverboats acquired in 2006, which are intended to be replaced by the Sugarcane Bay and Baton Rouge facilities.

(b)	During the nine months ended September 30, 2008, we expanded our my choice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. This resulted in a charge to establish a liability for such initial amounts.
We also incurred asset impairment charges of $4.3 million related to the discontinued operation at The Casino at Emerald Bay in The Bahamas, which has been recorded in loss from discontinued operations as of September 30, 2008.
Interest Income for the 2008 third quarter of $843,000 was below the prior-year quarterly interest income of $4.3 million, primarily due to reduced cash balances as we continued to minimize excess cash. Short-term interest rates were also lower for the traditionally conservative investment options we elect. Interest income was $2.5 million and $13.3 million for the nine months ended September 30, 2008 and 2007, respectively.
Interest expense: Interest expense, net of capitalized interest, and interest expense before capitalization of interest were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Interest expense before capitalization of interest	$19.6	$17.8	$58.1	$50.7
Less capitalized interest	(8.6)	(11.9)	(23.4)	(29.1)

Interest expense, net of capitalized interest	$11.0	$5.9	$34.7	$21.6

The increase in interest expense before capitalized interest for the three and nine months ended September 30, 2008 from the same 2007 period was principally the result of additional borrowings under the Credit Facility. The decrease in capitalized interest was principally due to the completion of Lumière Place and the expansion at L’Auberge du Lac in late 2007 and early 2008.
Impairment of Investment in Equity Securities: As of June 30, 2008, we determined that the fair value of the 1.2 million shares of common stock that we own in Ameristar Casinos, Inc., a competitor, was “other-than-temporarily” impaired and recorded a related impairment loss of $22.6 million based on the June 30, 2008 fair market value of such securities, which represented the cumulative unrealized loss as of June 30, 2008. We had purchased such shares with the intent of proposing a combination of the two companies. However, with the changes in the financial markets, management determined that such combination was no longer in the best interests of Pinnacle shareholders. This impairment adjustment established a new basis of $17.2 million, or $13.74 per share, in our investment. As of September 30, 2008, such investment had appreciated to $17.7 million and is included in “Prepaid expenses and other assets” on the unaudited Condensed Consolidated Balance Sheet. The increase in value reflects an unrealized holding gain of $461,000, which gain is included net of taxes in “Accumulated other comprehensive income” at September 30, 2008.
Income Tax Expense (Benefit): Our effective income tax rate applicable to continuing operations for the three and nine months ended September 30, 2008 was (52.9%) and (20.5%), respectively. The significant reconciling items between our effective tax rate and the U.S. federal statutory rate of 35% include state income taxes, nondeductible gaming taxes for Indiana state income tax purposes, nondeductible political initiatives, and changes in judgments between periods related to the need for valuation allowances. Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2007 was 41.4% and (1.4%), respectively. The significant reconciling items between our effective tax rate and the statutory rate of 35% for those periods include the items cited above, as well as changes in FIN 48 reserve amounts.

Discontinued Operations consist of our former Casino Magic Biloxi operations and our temporary operations at The Casino at Emerald Bay in The Bahamas. In July 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay by early 2009. This small casino is distant from our other operations and its success is heavily reliant on the neighboring unaffiliated Four Seasons hotel. The owner of such hotel is currently in receivership. Consequently, since the beginning of the third quarter of 2008, we have reflected the business as a discontinued operation and as of September 30, 2008 have recorded $4.3 million in asset impairment charges for the gaming operations related assets.
In September 2007, we submitted a proposal for a new gaming entertainment complex to be located in Kansas City, Kansas. In September 2008, we withdrew such application. In connection with our application, we deposited $25 million with the Kansas Lottery Commission in June 2008, which was later returned to us in September 2008.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2008, our current assets exceeded our current liabilities by $9.9 million, a decrease of $59.6 million from $69.5 million at December 31, 2007, which is reflective of our efforts to reduce excess cash throughout the operations, as well as the utilization of cash for, among other things, the completion of Lumière Place and the acquisition of additional real estate for our Atlantic City project. The reduction in working capital, provided we maintain sufficient liquidity, is a low cost source of funds.
For a detailed discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
The following is a summary of our capital expenditures for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007	$ Change
	(in millions)
Major projects included in capital expenditures:
Lumière Place-St. Louis	$73.1	$209.5	$(136.4)
Sugarcane Bay	10.5	1.5	9.0
Atlantic City (a)	102.1	18.7	83.4
River City	25.9	8.0	17.9
Baton Rouge	1.0	5.8	(4.8)
L’Auberge du Lac (b)	22.5	43.6	(21.1)
Boomtown New Orleans	7.6	3.0	4.6
Belterra Casino Resort	4.9	5.7	(0.8)
Boomtown Bossier City	2.4	1.3	1.1
Boomtown Reno	6.1	2.4	3.7
International	4.5	6.7	(2.2)
Other	7.1	34.5	(27.4)

Total capital expenditures	$267.7	$340.7	$(73.0)

(a)	The 2008 capital expenditures for Atlantic City include approximately $74.6 million for the purchase of land adjoining the original land purchase.

(b)	The capital expenditures for L’Auberge due Lac relate to addition of guestrooms, retail shops, and other improvements.
As of September 30, 2008, we had cumulatively invested approximately $93.2 million for the River City project, $24.9 million for the Sugarcane Bay project, $30.5 million for the Baton Rouge project and $440.8 million for the Atlantic City project. Such sums include capital expenditures, land acquisitions, capitalized interest and pre-opening costs.

As of September 30, 2008, we had $125 million of cash and cash equivalents and approximately $203 million of availability under our Credit Facility, subject to customary covenant compliance. We estimate that approximately $70.0 million was needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts as of September 30, 2008. We are continuing our efforts to reduce the amount of cash required to operate our business. Such amounts will fluctuate depending upon the particular day of the week, the month of the year, business levels and other factors.
Cash provided by operations was $126 million for the nine months ended September 30, 2008 compared to $115 million for the 2007 period. This increase was due primarily to the receipt of additional insurance settlement proceeds related to our former Casino Magic Biloxi property offset by increases in pre-opening and development costs and working capital uses.
As of September 30, 2008, we had a $625 million revolving credit facility (the “Credit Facility”) that matures in December 2010. As of September 30, 2008, borrowings under the Credit Facility were $125 million and outstanding letters of credit were $22.3 million. Utilization of the Credit Facility is currently limited to $350 million as of September 30, 2008 by the indenture governing our 8.75% senior subordinated notes due 2013, which notes became callable in October 2008. Hence, provided that we continue to meet the customary covenants and borrowing conditions, there will be $203 million in availability under the Credit Facility.
On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”) filed for bankruptcy, and on October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), a wholly-owned subsidiary of Lehman and one of the lenders under our Credit Facility, also filed for bankruptcy. As of September 30, 2008, LCPI was a 7.7% participant in the $625 million revolver credit facility and had funded its pro rata portion of the $125 million of borrowings outstanding as of such date, or approximately $9.6 million. LCPI has advised us it will no longer fund its portion of future borrowing requests. As the indenture governing our 8.75% senior subordinated notes due 2013 restricts the amount that we can borrow under our Credit Facility to $350 million as of September 30, 2008, any de facto reduction in the total size of our Credit Facility resulting from LCPI’s inability to fund does not currently affect our liquidity.
For borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.5% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of September 30, 2008, LIBOR was 3.3% and prime was 5.0%. The letters of credit bear facility fees of 2.0% per annum. The Credit Facility also bears commitment fees based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of September 30, 2008, approximately 86.3% of our debt was at fixed versus floating interest rates.
As of September 30, 2008, in addition to our indebtedness under the Credit Facility, we had outstanding $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”), $275 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% senior subordinated notes due 2013 (the “8.75% Notes”) and certain other debt. We have essentially no debt maturing within two years of September 30, 2008 and the weighted average remaining term of our debt was approximately 4.4 years as of that same date.
Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in each of the three indentures) would be at least 2:1. As of September 30, 2008, our Consolidated Coverage Ratio under each of our indentures was below 2:1.
The 7.50% Notes, 8.25% Notes and 8.75% Notes become or became callable at a premium over their face amount of 103.75% on June 15, 2011, 104.375% on March 15, 2008 and 104.125% on October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. The 7.50% Notes are redeemable prior to such time at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, our compliance with covenants contained in the Credit Facility and indentures, and our ability to access the capital markets. Generally, development of our projects, including River City, Sugarcane Bay and Baton Rouge, are contingent upon regulatory or other approvals that may or may not be achieved. We have purchased land in Atlantic City, New Jersey and Central City, Colorado for development of casino-hotels. We frequently evaluate other potential projects as well. Some of our development projects, including River City, Sugarcane Bay and Baton Rouge, are being developed pursuant to agreements and conditions with relevant government entities that require minimum investment levels and completion time schedules. Failure to meet such schedules may result in monetary damages in the case of River City and/or the revocation of the gaming licenses with respect to all three projects.

The principal construction in progress as of September 30, 2008 was the River City casino in St. Louis. The total project budget for River City is $375 million, which includes $18 million in capitalized interest and $11.7 million in non-cash straight-lined rent accruals under a land lease agreement. Of the $345 million in project costs before such items, we had incurred costs $93.2 million as of September 30, 2008. Provided continued compliance with the covenants and borrowing conditions, management anticipates that the $203 million in currently available liquidity under the Credit Facility will provide the majority of the funding required for completion. While there can be no certainty that this will be the case, the balance is anticipated to be funded by our surplus cash and anticipated cash flows from operations. In Atlantic City, New Jersey, we own a casino site at the heart of the famed Boardwalk and have pursued development activities. In October 2008, management determined that it is in the best interests of the Company to suspend such development activities indefinitely due to credit market conditions and an evolving competitive environment.
We estimate that the total cost of our development projects in Missouri and Louisiana over the next several years will be approximately $1 billion. Management’s intention is to use existing cash resources, cash flows from operations, funds available under the Credit Facility and anticipated hurricane insurance proceeds to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. As discussed in more detail in the Risk Factors below, our substantial funding needs in connection with our development projects will require us to raise substantial amounts of money from outside sources. As a result of the continued turmoil in the credit markets, the availability of debt financing is extremely constrained, expensive and potentially unavailable. We cannot accurately predict when or if the credit markets will return to more normalized conditions. If the current debt market environment does not improve, we may not be able to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the necessity to access the capital markets on less than favorable terms, may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain additional financing on potentially unfavorable terms. Management intends to proceed with construction of its various projects when and if it believes that financing can be arranged on terms favorable to the Company.
In addition, as of September 30, 2008, we were in compliance with all of the financial covenants in our Credit Facility. Such covenants envisioned completion of River City at an earlier date than such completion is currently expected. As a result, the covenant ratios are scheduled to tighten, even as borrowings grow in order to fund completion. Depending upon cash flow from operations, we may need to amend these financial covenants in our Credit Facility. Given the uncertain outlook in the economy, we may choose to modify such covenants, even if we are unsure that such modification is necessary. Such amendments may not be available, and if available, could be at significantly increased costs and may adversely affect our financial results. If the current debt market environment does not improve and we are unable to amend our Credit Facility or obtain a waiver from our lenders, we may have to delay, reduce or cancel some of our current development projects, as we would be unable to draw under the Credit Facility.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the quarterly period ended September 30, 2008, we entered into a guaranteed maximum price construction agreement, dated August 8, 2008, with a general contractor for the construction of the first phase of our River City project. Among other things, the agreement establishes that the contractor will complete the construction of the casino hotel for a maximum price of approximately $149 million and that the project will be substantially complete, as defined in the agreement, by January 31, 2010. As is customary with such contracts, the guaranteed maximum price is subject to many factors detailed in such construction agreement.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There were no newly identified significant changes in the third quarter of 2008, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding anticipated completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, operating and capital expenses, hotel occupancy, financing options, including the state of the credit markets and our ability to access the capital markets, expense reductions, estimated net revenue losses for L’Auberge du Lac and Boomtown New Orleans related to closures due to Hurricanes Gustav and Ike, the post-hurricane trends at L’Auberge du Lac and Boomtown New Orleans, including revenues as the result of slot machines and table games at Boomtown New Orleans, the possible relocation of The Admiral Riverboat Casino in Missouri, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	the global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot predict;

•	that we may need to or choose to amend the terms of our Credit Facility in order to continue with our current development plans. The availability of such an amendment may be constrained, materially impacted or threatened within the current credit environment;

•	the fact that our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects will require us, in order to complete all of such projects, to raise substantial amounts of money from outside sources and the fact that in the near term, the availability of financing may be constrained by current disruptions in the credit markets;

•	we have chosen to cancel, postpone, or indefinitely delay certain projects, and we may choose to cancel, postpone, reduce in scale or indefinitely delay other projects, if necessitated by the global financial crisis and our access to funds;

•	that we may not be able to renew our credit facility or enter into a new credit facility in today’s difficult markets and our ability to renew our credit facility or enter into a new credit facility may be impaired further if current market conditions continue or worsen. If we can renew or replace our Credit Facility, it may be on substantially less favorable terms;

•	because of our current leverage and projected future borrowings, future cash flows may not be sufficient to meet our financial obligations and we might have difficulty obtaining additional financing and we may experience adverse effects of interest rate and exchange rate fluctuations;

•	insufficient or lower-than-expected results generated from our new developments and acquired properties, including results from the opening of a new facility, may not yield an adequate or expected return on our substantial investments;

•	many factors, including the escalation of construction costs beyond increments anticipated in our construction budgets, could prevent us from completing our construction and development projects as planned, on time or on budget, including projects on which construction has begun. Certain factors could cause modifications or release of our contractors from the guaranteed maximum prices in such agreements. The penalties and recourse that we might have against such contractors who breach such agreements may be less than the costs incurred by us;

•	we have suspended development of our Atlantic City site, and we may not realize the financial and strategic goals that are contemplated from its acquisition and development;

•	the gaming industry is very competitive. Increased competition, including by Native American gaming facilities, could adversely affect our profitability;

•	the loss of management and other key personnel could significantly harm our business;

•	we may not meet the conditions for the receipt or maintenance of gaming licensing approvals, including for our River City, Sugarcane Bay and Baton Rouge projects, some of which are beyond our control;

•	economic and political conditions, including slowdowns in the economy and other factors affecting discretionary consumer spending may harm our operating results;

•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;

•	our insurance policy limits for Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake are significantly lower than our coverage levels for the 2005 hurricane season;

•	new laws at the state and local level, including smoking bans, could adversely affect our profitability; and

•	state legislatures from time to time consider legislation that could increase our competition or taxes.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010. As of September 30, 2008, there was outstanding $125 million under this revolving credit facility and, in addition, $22.3 million under various letters of credit. For borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.50% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of September 30, 2008, LIBOR was 3.3% and prime was 5.0%. If LIBOR or prime rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $1.3 million per year as of September 30, 2008, and $500,000 per year as of December 31, 2007, assuming constant debt levels. As of September 30, 2008, all outstanding borrowings were at LIBOR. Such swings in LIBOR or prime rates would be partially offset by our invested cash balances, much of which are invested at rates that also fluctuate with LIBOR or prime.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2008.

Liabilities	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(in thousands)
Revolver Loan
Facility (a)	$—	$—	$125,000	$—	$—	$—	$125,000	$125,000
Rate	4.94%	4.94%	4.94%	4.94%	4.94%	4.94%	4.94%
7.50% Notes	$—	$—	$—	$—	$—	$385,000	$385,000	$281,531
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	$—	$—	$—	$—	$275,000	$—	$275,000	$267,094
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$—	$—	$—	$—	$—	$135,000	$135,000	$129,094
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$20	$82	$88	$95	$102	$553	$940	$940
Avg. Interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

(a)	The revolving credit facility has a floating interest rate per annum based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which is LIBOR plus a margin of 2.0%.

Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
The Company’s management, with the participation of the CEO and the CFO, evaluated the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to determine whether any change in the Company’s internal control over financial reporting occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that no change in the Company’s internal control over financial reporting occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
During the three months ended September 30, 2008, there were no material developments occurred with respect to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2008 and June 30, 2008, under the heading “Legal Proceedings” and to which reference should be made.
Item 1A. Risk Factors
The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects, to the extent such projects are undertaken, will require us to raise substantial amounts of funding from outside sources. Currently, the availability of financing is extremely constrained by current disruptions in the credit markets.
We are currently engaged in and have planned expansions and development projects that require substantial amounts of capital. We are currently constructing River City, we have begun site work at Sugarcane Bay and we plan to begin construction of our Baton Rouge Project in 2009. These projects have an expected aggregate investment of approximately $1 billion, of which we have invested approximately $150 million through September 30, 2008. While we will endeavor to stage development and construction of these projects over several years, our proposed projects could strain our financial resources.

In order to fund most of our projects, we will need to access the credit markets since the capital required for these projects exceeds our available financial resources. As a result of the continued turmoil in the credit markets, the availability of debt financing is extremely constrained, expensive and potentially unavailable. We cannot accurately predict when or if the credit markets will return to more normalized conditions. If the current debt market environment does not improve, we may not be able to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the necessity to access the capital markets on less-than-favorable terms, may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain additional financing on unfavorable terms. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from recent historical levels. We may choose to cancel or delay projects rather than issue equity at these levels. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the returns of investing in our securities.
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
If we continue with the construction of our current development projects, we may need to amend certain covenants in our Credit Facility or obtain waivers from our lenders.
The financial covenants in our Credit Facility require that we comply with a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated senior debt ratio, in each case as defined in our Credit Facility. As of the end of the quarterly period ended September 30, 2008, we were in compliance with all of the financial covenants in our Credit Facility. Pursuant to the terms of our Credit Facility, we are required to maintain a rolling four quarter consolidated leverage ratio no greater than 6.50x and 6.00x for the quarterly periods ending March 31, 2009 and June 30, 2009, respectively. Our leverage ratio for the four quarters ended September 30, 2008 was 5.93x. However, with continued construction of our current development projects resulting in increased borrowing under our Credit Facility and depending upon generation of cash flow from operations, we may need to or choose to amend these financial covenants in our Credit Facility. Such amendments may not be available, and if available, could significantly increase the costs of the Credit Facility and may adversely affect our financial results.
In the event that we are not able to amend our Credit Facility and we are not in compliance with the financial covenants in future periods, we would be restricted from borrowing funds under the Credit Facility and would need to seek a waiver of all covenant defaults under our Credit Facility. We may not be able to obtain a waiver on acceptable terms, on a timely basis or at all. In addition, any waiver may require us to pay a fee and higher interest rates to our lenders, which could increase our cost of credit and related expenses and adversely affect our financial results. If we fail to obtain a waiver of any violation, the lenders under the Credit Facility could require us to immediately repay all amounts outstanding under the Credit Facility, which would have a material adverse effect on our liquidity, business, financial condition and results of operations. In addition, if there is a payment acceleration under our Credit Facility, then we would be in default under our senior subordinated notes, which could result in an acceleration of such notes. We do not have adequate liquidity to repay all such indebtedness if there is a payment acceleration under such indebtedness. If the current debt market environment does not improve and we are not able to amend our Credit Facility or obtain a waiver from our lenders, we may have to delay, reduce or cancel our current development projects (such as River City, Sugarcane Bay and Baton Rouge) or sell assets. In addition, we may be forced to use available cash to pay down existing indebtedness. Nonetheless, even if we are forced to cancel our development projects and use available cash to pay down existing indebtedness, there can be no assurance that we will be able to comply with the covenants in our Credit Facility because it is not certain what our cash flow from operations will be in the future.

We may not be able to renew our Credit Facility or enter into a new credit facility in today’s difficult markets. In addition, our ability to renew our Credit Facility or to enter into a new credit facility may be impaired further if current market conditions continue or worsen. If we are able to renew our Credit Facility, it may be on terms substantially less favorable than the current Credit Facility.
Recent disruptions in the global markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. As of September 30, 2008, we had a $625 million Credit Facility that matures in December 2010. Our ability to renew our existing Credit Facility or to enter into a new credit facility to replace the existing facility could be impaired if current market conditions continue or worsen. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. We can make no assurances that we will be able to enter into a new credit facility or renew our existing Credit Facility, or whether any such credit facility will be available under acceptable terms. Failure to obtain sufficient financing may constrain our ability to operate our business and to continue our development and expansion projects, to the extent such projects are undertaken. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operation.
In addition, even though our existing Credit Facility matures in December 2010, if we have not made arrangements to extend the maturity of our Credit Facility or enter into a new credit facility by the end of February 2010, generally accepted accounting principles may require that some or all of the outstanding Credit Facility balance be treated as a current liability at that time. This, in turn, could result in a covenant violation under the Credit Facility. We have begun discussions with certain of our lenders regarding an extension of the maturity of our Credit Facility but we cannot assure you that we will be able to enter into any such extension.
The global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot predict.
The continued credit crisis, recession and related turmoil in the global financial system has had and may continue to have an effect on our business and financial condition. On October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), which is one of the lenders under our Credit Facility, filed for bankruptcy. LCPI funded its portion of the Credit Facility through September 30, 2008, approximately $9.6 million of a total of $125 million of funding, but beginning October 1, 2008, LCPI failed to fund its portion under the Credit Facility. LCPI is responsible for funding a portion of the Credit Facility representing approximately 7.7% of the $625 million Credit Facility. However, the indenture governing the 8.75% senior subordinated notes due 2013 restricts the amount that we can borrow under our Credit Facility to $350 million. As such, we do not believe that LCPI’s inability to fund future borrowing requests will impact our liquidity.
The credit crisis has affected other lenders under our Credit Facility, although none have filed for bankruptcy and all, except for LCPI, have continued to fund their obligations. If a large percentage of our lenders file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current expansion projects, to the extent such projects are undertaken.
The significant distress recently experienced by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability to fund our development projects.
In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely affect overall demand, particularly leisure travel and discretionary expenditures, which could have a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend during those visits below what they would normally wager and spend in better economic times. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

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

10.1	*	Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture.

10.2	*†	Employment Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez.

10.3	*†	Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez.

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Entertainment, Inc. (Registrant)
Date: November 10, 2008	By:	/s/ Stephen H. Capp
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

10.1	*	Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture.

10.2	*†	Employment Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez.

10.3	*†	Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez.

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.