Form 10-K
period 2008-12-31
PINNACLE ENTERTAINMENT INC
filed 2009-03-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was $601 million based on a closing price of $10.49 per share of common stock.
The number of outstanding shares of the registrant’s common stock as of the close of business on March 5, 2009 was 59,988,181.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2009 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Business
Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. Domestically, we operate seven casinos. We have three other casino development projects in various stages of construction and planning and two other potential casino development sites. In addition, we have one substantial and several small casinos in Argentina. References to “Pinnacle,” “the Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where the context otherwise indicates.
Our long-term strategy is to build or acquire new resorts that are expected to produce favorable returns above our cost of capital; to maintain and improve each of our existing casinos; and to develop the systems to tie all of our casinos together into a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer-loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions at reasonable valuations, when and if available. At present, implementation of this strategy is constrained by the tightening of the credit markets.
Highlights of 2008 and early 2009 include the following:
•	The opening in February 2008 of the 200-guestroom Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière and other amenities at Lumière Place in downtown St. Louis, Missouri. The Lumière Place Casino opened in December 2007;
•	Record results at L’Auberge du Lac, our most profitable casino location, which benefitted from the completion of 252 new guestrooms and other new amenities in January 2008;
•	Completion of our 32-guestroom hotel adjoining our casino in Neuquén, Argentina;
•	Ongoing construction of our River City casino in south St. Louis County, which we expect to open in early 2010;
•	Approval by voters of a local referendum in February 2008, permitting construction of our proposed casino-hotel in Baton Rouge, Louisiana;
•	Approval by Missouri voters of a referendum, effective November 7, 2008, eliminating certain betting restrictions, limiting the number of gaming licenses available in the state and increasing the tax on casino revenue from 20 percent to 21 percent; and
•	Continuing development and implementation of the technology and infrastructure required to create a national customer-loyalty program.
Operating Properties
Our largest casino resort is L’Auberge du Lac in Lake Charles, Louisiana, which opened in May 2005 and offers the closest full-scale casino-hotel facilities to Houston (the sixth-largest metropolitan statistical area in the United States), as well as the Austin and San Antonio metropolitan areas. Our property is approximately 142 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge du Lac offers 1,601 slot machines, 62 table games and 995 guestrooms and suites, inclusive of our recent expansion. The expansion project, in which we invested approximately $72 million, included 252 additional guestrooms (10 of which are new private garden villas), additional retail shops, an expanded pool area and other amenities. The facility also offers several restaurants, approximately 28,000 square feet of meeting space, a championship golf course designed by Tom Fazio, and a full-service spa. Unlike most other riverboat casinos, all of the public areas at L’Auberge du Lac (except the parking garage), and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel tower and other guest amenities. The hotel at L’Auberge du Lac is the largest in Louisiana outside of New Orleans.
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
Our Boomtown New Orleans property is the only casino in the West Bank neighborhood, across the Mississippi River from downtown New Orleans. It features a dockside riverboat casino with 1,553 slot machines and 35 table games, two restaurants, a delicatessen, a 350-seat nightclub, 4,600 square feet of meeting space, an arcade and approximately 1,700 parking spaces. The property opened in 1994. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, one other riverboat casino, a racetrack with slot machines and numerous truck stop casinos.

Our southern Indiana property, Belterra Casino Resort, opened in October 2000 and is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and a half hours from Indianapolis, Indiana. The total population within 300 miles of Belterra is approximately 48 million.
Belterra attracts customers by offering amenities that are generally superior to those at competing regional properties, several of which are closer to the population centers than Belterra. Belterra features a large casino with 1,604 slot machines and 54 table games and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,553-seat entertainment showroom, retail shops, a swimming pool, a championship golf course designed by Tom Fazio and a full-service spa. The resort provides approximately 2,000 parking spaces, most of which are in a multi-level parking structure. In 2007, we added five retail shops and refurbished 11 of the 51 high-end suites at Belterra.
Belterra currently competes with four dockside riverboats; a casino resort that opened in November 2006 in French Lick, Indiana, approximately 100 miles west of Belterra; and two racetrack casinos that opened in mid-2008 in the Indianapolis metropolitan area, each with approximately 2,000 slot machines. One of the racetracks expects to open a permanent facility in early 2009, replacing a temporary facility. Another riverboat competitor plans to open a new, expanded casino in mid-2009. In addition, another competitor began heavily marketing its refurbished and rebranded facility during the year.
Our Boomtown Bossier City property in Bossier City, Louisiana, features a regional hotel adjoining a dockside riverboat casino. The property opened in October 1996 and is located on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes 1,048 slot machines and 30 table games, 188 guestrooms, including four master suites and 88 junior suites, four restaurants and approximately 1,860 parking spaces.
Boomtown Bossier City competes with four dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately one hour north of Dallas.
Lumière Place is located in downtown St. Louis, Missouri. The Lumière Place complex includes the Lumière Place Casino with 2,000 slot machines and 62 table games, the 200-guestroom luxury Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière, seven restaurants, banquet facilities, retail shops and more than 22,000 square feet of convention/meeting space, including a 7,300-square-foot ballroom. We own all of the facilities and have entered into a long-term agreement with Four Seasons Hotels Limited to manage our Four Seasons Hotel St. Louis. Lumière Place is located across from the Edward Jones Dome and America’s Center convention center and just north of the famous Gateway Arch. A pedestrian tunnel to the America’s Center convention center, the Edward Jones Dome and the city’s central business district opened in May 2008.
The Admiral Riverboat Casino offers 696 slot machines and 13 table games and is currently moored near the Lumière Place complex.
In November 2008, Missouri voters approved a referendum which eliminated certain betting restrictions and also limits the number of gaming licenses available in the state to 13 (including the Lumière Place Casino, The Admiral Riverboat Casino and River City), and increases the tax on casino revenue by one percentage point. The Lumière Place Casino and The Admiral Riverboat Casino compete with four other casinos in the St. Louis metropolitan area, two of which are in Illinois.
Boomtown Reno is a land-based casino-hotel located approximately nine miles west of downtown Reno, Nevada, near the California border along Interstate 80. This interstate is the primary east-west interstate highway serving northern California. Boomtown Reno has been operating for more than 40 years.
The property offers 673 slot machines and 12 table games, 318 guestrooms, 172 of which we refurbished during 2008. In addition, the property has two restaurants, a 30,000-square-foot amusement center and approximately 1,300 parking spaces. In addition to the main casino-hotel, the property has a gas station, a mini-mart and a 197-space recreational vehicle park.
Boomtown Reno has approximately 890 acres of land, approximately 60 of which are utilized by the casino, hotel and other amenities and another 490 acres of which most is developable. The remaining 340 acres are remote and difficult to develop. In 2006, we sold approximately 28 acres of land to Cabela’s Inc. In 2007, we closed the property’s truck stop to accommodate the construction of a Cabela’s Inc. branded outdoor sporting goods store, which opened in November 2007.
Historically, Reno has been a drive-in gaming market that attracted visitors from northern California. Our facility also caters to travelers along Interstate 80 and local customers. Over the past 10 years, new and expanded Native American casino facilities have opened in California which facilities compete for business with Reno gaming properties. In addition, northern California has been adversely impacted by the recent economic downturn. Consequently, the overall performance of the casino-hotel business in Reno, as well as Boomtown Reno, has been adversely affected.

Casino Magic Argentina consists of a substantial casino-hotel facility in the city of Neuquén, Argentina and several smaller casinos elsewhere in the Patagonia region of Argentina. The principal Casino Magic Argentina property opened in July 2005 and replaced a leased facility that had operated for more than 20 years. Casino Magic Neuquén offers a casino with 1,014 slot machines and 54 table games, a 32-guestroom hotel, a restaurant, several bars and an entertainment venue on approximately 20 acres of land. We invested approximately $11.9 million in the hotel project, which was completed in June 2008 and funded through the property’s existing cash balances and operating cash flows.
We have certain exclusive rights to operate casinos in the principal cities of the Province of Neuquén. Under terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting the formal government approval of such extension. In the neighboring Province of Río Negro, there is a casino approximately 10 miles from our principal Neuquén operations.
New Properties Under Construction and/or Development
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we are continuing construction of our River City casino, which we expect to open in early 2010. In Lake Charles, Louisiana, we have begun site work for our Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we received voter approval in February 2008 permitting construction of a proposed casino-hotel complex.
We are building a casino called River City in south St. Louis County, Missouri, which we expect to open in early 2010, subject to approval of the Missouri Gaming Commission. River City is located just south of the confluence of the Mississippi River and the River des Peres in the community of Lemay, one of the most densely populated areas in the St. Louis region. The first phase of the River City project is planned to include a casino and several restaurants at an estimated cost of $380 million. River City is located on approximately 56 acres of land under a long-term lease from St. Louis County. We expect the property to have 2,300 slot machines and 60 table games. A second phase for the River City project is expected to include a hotel with a minimum of 100 guestrooms, as well as other amenities to be determined at a later time.
In June 2007, the Louisiana Gaming Control Board (the “LGCB”) approved the architectural plans for our proposed Sugarcane Bay casino resort to be built adjacent to our L’Auberge du Lac facility. Our plans for Sugarcane Bay include a floating, single-level dockside casino similar to that of L’Auberge du Lac, and is expected to include 1,500 slot machines and 50 table games, a 400-guestroom hotel and a large entertainment and multi-purpose convention center to be built on approximately 234 acres of land being leased from the Lake Charles Harbor and Terminal District. One of the conditions to our license requires a minimum project investment of $350 million. Including the multi-purpose entertainment venue, which will be shared with the adjoining L’Auberge du Lac property, the Company now estimates the project cost of Sugarcane Bay will be $407 million. During 2008, we began site work at Sugarcane Bay, and we intend to commence major construction if and when the capital markets can be accessed on more reasonable terms.
In October 2008, the LGCB approved our architectural plans for our planned $250 million Baton Rouge casino-hotel resort in Louisiana. The resort will be located on 575 acres of land that we own approximately eight miles southeast of downtown Baton Rouge, Louisiana, and is expected to have 1,500 slot machines and 50 table games. The project is subject to certain conditions and various other approvals. Baton Rouge is currently believed to rival New Orleans as the largest city in Louisiana and has experienced significant growth in recent years, both before and particularly after the effects of the 2005 Hurricane Katrina on the nearby New Orleans region. We are currently in the design phase of this project and intend to commence construction of this project if and when the capital markets can be accessed on more reasonable terms.
Potential Future Development Sites
In November 2006, we purchased entities that owned land and a former casino-hotel in Atlantic City, New Jersey. Since completing the acquisition in 2006, we have acquired an additional five acres. In the aggregate, the Atlantic City site comprises approximately 19 contiguous acres at the heart of Atlantic City, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park.
We began site preparation work in 2007, including the demolition of the former casino-hotel and other structures on the site. In October 2008, we decided to continue and complete certain demolition activities, but to otherwise suspend substantially all other development indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets.
In August 2006, we purchased approximately one and one-half acres of gaming-zoned land in Central City, Colorado, which is approximately 40 miles from Denver, Colorado. We have an option to purchase an additional six acres of adjoining, non-gaming zoned land. We believe our Central City land is the most conveniently located gaming-zoned site for Denver customers. We do not intend to develop this property until market conditions improve.

Asset Sales and Other
Casino Magic Biloxi and Related Insurance Matters: In November 2006, we completed the cash sale of our Casino Magic Biloxi site and certain related assets to Harrah’s concurrent with our cash purchase of the entities that owned and operated Harrah’s Lake Charles. The physical property we sold was severely damaged by Hurricane Katrina in August 2005 and the facility had not reopened. We have filed an insurance claim and a lawsuit related to such claim for our losses associated with the casino-hotel previously operated at the site, which claim was retained by us in the sale. We have received $192 million from several of our insurers through December 31, 2008 and our lawsuit against the one remaining carrier seeks recovery of substantial additional amounts under our claim.
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
Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky, Maryland, Oklahoma, California, Pennsylvania or New York, and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or proposed development projects.
Government Regulation and Gaming Issues
The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues” which is incorporated herein by reference.
Our businesses are subject to various foreign, federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our River City project site, for example, was heavily used for industrial purposes and we have remediated the site as part of the project. Our Central City site was once used to dump tailings from gold-mining operations and is believed to have subterranean mining tunnels. In Reno, we have remediated the site where our former truck stop was located. Our project budgets typically include amounts expected to cover the remediation work required.

Employees
The following is a summary of our work force by segment at December 31, 2008, some of which are part-time employees:

Approximate
Number of
Property	Employees
L’Auberge du Lac	2,193
Lumière Place	1,255
Belterra Casino Resort	1,071
Boomtown New Orleans	804
Boomtown Bossier City	793
Casino Magic Argentina	729
Boomtown Reno	468
The Admiral Riverboat Casino	277
Corporate and other (a)	235

Total	7,825

(a)	Corporate and other includes certain development project employees.
Executive Officers of the Registrant
The persons serving as our executive officers as of March 9, 2009, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Daniel R. Lee	Chairman of the Board of Directors and Chief Executive Officer
Stephen H. Capp	Executive Vice President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Carlos Ruisanchez	Executive Vice President of Strategic Planning and Development
Alain Uboldi	Chief Operating Officer
Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of March 9, 2009:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Daniel R. Lee	Chairman of the Board of Directors and Chief Executive Officer of Pinnacle
Stephen C. Comer	Retired Accounting Firm Managing Partner
John V. Giovenco	Retired Gaming Executive
Richard J. Goeglein	Owner, Evening Star Holdings, LLC (Hotel Development, Ownership & Management), Former Gaming Executive
Ellis Landau	Retired Gaming Executive
Bruce A. Leslie	Partner, Armstrong Teasdale LLP (law firm)
James L. Martineau	Private Investor
Michael Ornest	Private Investor
Lynn P. Reitnouer	Partner, Crowell, Weedon & Co. (Stock Brokerage Firm)
Available Information and CEO and CFO Certifications
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”) through our internet website, www.pnkinc.com. Our filings are also available through a database maintained by the SEC at www.sec.gov. We filed with the SEC as exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. In addition, on June 4, 2008, we submitted to the New York Stock Exchange (the “NYSE”) the annual certification of the Company’s Chief Executive Officer required under Section 303A.12(a) of the NYSE Listed Company Manual.

Other
Pinnacle Entertainment, Inc., a Delaware corporation, is the successor to the Hollywood Park Turf Club, which was organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. and in February 2000, we became Pinnacle Entertainment, Inc.
Financial information about segments and geographic areas is incorporated by reference from Note 14 to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
We are currently engaged in and have planned expansions and development projects that require substantial amounts of capital. We are currently constructing River City, we have begun site work at Sugarcane Bay and we are in the design phase of our Baton Rouge project. These projects have an expected aggregate investment of approximately $1 billion, of which we have invested approximately $183 million through December 31, 2008. While we endeavor to stage development and construction of these projects over several years and we try not to commence major construction without having a reasonable expectation that we will have access to funds to complete it, our proposed projects could strain our financial resources and there is no certainty that such projects will be completed.
Under our most restrictive indenture, we are currently permitted to incur up to $350 million in senior indebtedness under a certain debt basket, of which approximately $172 million remains available to be borrowed under our Credit Facility as of March 6, 2009. We expect to supplement borrowings under our Credit Facility with existing cash and cash generated from operations through early 2010 to fund the completion of River City. While we believe we have sufficient funds to complete River City, there is no certainty that this will be the case if there is failure to comply with our debt covenants, or if actual results fall short of our forecasts, among other things.
In order to fund most of our projects, we will need to access the capital markets since the capital required for these projects exceeds our available financial resources. As a result of the continued turmoil in the capital markets, the availability of debt financing is extremely constrained, expensive and potentially unavailable. We cannot accurately predict when or if the capital markets will return to more normalized conditions. If the current debt market environment does not improve, we may not be able to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the necessity to access the capital markets on less-than-favorable terms, may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain additional financing on unfavorable terms. For instance, in October 2008, we decided to suspend substantially all development activities in Atlantic City, New Jersey indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from recent historical levels. We may choose to cancel or delay projects rather than issue equity at these levels. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the returns of investing in our securities.
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
The covenants in our Credit Facility require that we comply with a consolidated leverage ratio, a consolidated interest coverage ratio, and a consolidated senior debt ratio, in each case as defined in our Credit Facility. As of December 31, 2008, we believe we were in compliance with all of the financial covenants in our Credit Facility. Such covenants envisioned completion of River City at an earlier date than such completion is currently expected. As a result, the covenant ratios are scheduled to tighten, even as borrowings grow in order to fund completion. We are required to maintain a rolling four quarter consolidated leverage ratio no greater than 6.50x and 6.00x for the quarterly periods ending March 31, 2009 and June 30, 2009, respectively, and 5.50x for each of the quarterly periods ended September 30, 2009 and December 31, 2009. Our consolidated leverage ratio for the four quarters ended December 31, 2008 was 5.63x. With continued construction of our current development projects resulting in increased borrowing under our Credit Facility and depending upon generation of cash flow from operations, we may need to or choose to amend these covenants. Our lenders in the Credit Facility, some of whom have been reported in the press as having their own liquidity concerns, may use our potential need for an amendment as a means to seek increased pricing and/or reduced commitments under the Credit Facility. Such amendments may not be available, and if available, could significantly increase the costs of the Credit Facility and may adversely affect our financial results.
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
We may not be able to renew or extend our Credit Facility or enter into a new credit facility in today’s difficult markets. In addition, our ability to renew or extend our Credit Facility or to enter into a new credit facility may be impaired further if current market conditions continue or worsen. If we are able to renew or extend our Credit Facility, it may be on terms substantially less favorable than the current Credit Facility. We may face similar risks with respect to our outstanding bonds.
Recent disruptions in the global markets have lead to a scarcity of credit, tighter lending standards and higher interest rates on consumer and business loans. As of December 31, 2008, we had a $625 million Credit Facility that matures in December 2010. Our ability to renew or extend our existing Credit Facility or to enter into a new credit facility to replace the existing credit facility could be impaired if current market conditions continue or worsen. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. We can make no assurances that we will be able to enter into a new credit facility or renew or extend our existing Credit Facility, or whether any such credit facility will be available under acceptable terms. Failure to obtain sufficient financing may constrain our ability to operate our business and to continue our development and expansion projects; to the extent such projects are undertaken. Any of these circumstances could have a material adverse effect on our business, financial condition and results of operation.
In addition, even though our existing Credit Facility matures in December 2010, if we have not made arrangements to extend the maturity of our Credit Facility or enter into a new credit facility by the end of December 2009, generally accepted accounting principles would require that amounts outstanding under the Credit Facility, which amounts may be substantial, be treated as a current liability at that time, which may lead to a “going concern” or like qualification or exception from our auditors with respect to our 2009 audited financial statements. We are discussing with certain of our lenders, among other things, an extension of the maturity of our Credit Facility, but we cannot assure you that we will be able to obtain any such extension, and if we are able to do so, the terms may be materially less favorable than the existing Credit Facility.
The bond market, and particularly the market for casino bonds, has deteriorated significantly over the past year. Quotes from reputable banks for our outstanding bond issues are significantly below par, meaning that such bonds, if purchased at such quotes, would offer yields to maturity that are significantly higher than the yields offered at issuance. Our bond issues mature in 2012, 2013 and 2015. If the bond market does not recover prior to the maturity of these bonds, the Company may be forced to refinance some or all of its debt at significantly worse terms than the Company has currently. Although it is several years before these unsecured bonds mature, the Company’s cash flow from operations is unlikely to be sufficient to retire all of such bonds at or prior to their maturity. Failure to obtain new debt on favorable or reasonable terms to replace existing debt could affect the Company’s liquidity and the value of its other securities, including its equity.

Our business may be sensitive to reductions in consumers’ discretionary spending as a result of recent downturns in the economy as well as other factors that are difficult to predict and beyond our control.
It is logical that the demand for entertainment and leisure activities would tend to be sensitive to consumers’ disposable incomes, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions including recession, economic slowdown, the current housing crisis and the credit crisis, the potential for bank failures, or higher fuel or other transportation costs, may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will remain constant. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on entertainment and leisure activities adversely affecting our business, financial and results of operations. A deterioration in operating results could affect our ability to comply with financial covenant ratios in our Credit Facility and to fund our construction projects.
The global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot accurately predict.
The continued credit crisis, recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. In October 2008, Lehman Commercial Paper, Inc. (“LCPI”), which is one of the lenders under our Credit Facility, filed for bankruptcy. LCPI had committed $48 million towards our $625 million Credit Facility. We paid appropriate fees for such commitment. LCPI funded its portion of the Credit Facility through September 30, 2008, or approximately $9.6 million of the then outstanding balance of $125 million. Since the beginning of October 2008, when the Company has increased its borrowing under the Credit Facility, LCPI has failed to fund its proportionate share. Management believes that it is unlikely that LCPI will provide its proportionate share if the Company were to draw additional sums under its Credit Facility. Hence, the $625 million Credit Facility is effectively a $586 million Credit Facility. As of December 31, 2008, the Company’s actual borrowings were $152 million with LCPI having defaulted on $2.2 million of its obligations. The Company continues to evaluate what remedies it may have, if any, regarding LCPI’s default. As noted elsewhere, the Company’s most restrictive indenture limits our ability to incur senior indebtedness under our Credit Facility to $350 million. As a result, we do not believe that LCPI’s inability to fund future borrowing requests will impact our liquidity.
The credit crisis has affected other lenders under our Credit Facility, although none have filed for bankruptcy and all, except for LCPI, have to date continued to fund their obligations. If a large percentage of our lenders file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current projects, to the extent such projects are undertaken. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our Credit Facility.
The significant distress recently experienced by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.
Our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations.
In June 2007, we issued $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, using a portion of the proceeds to retire our $275 million term loan within our Credit Facility and a portion to purchase $25 million in principal amount of our outstanding 8.25% senior subordinated notes due 2012. As of December 31, 2008, we had indebtedness of approximately $943 million, including $152 million drawn on the revolving credit facility, $275 million in aggregate principal amount of our 8.25% senior subordinated notes due 2012, $135 million in aggregate principal amount of our 8.75% senior subordinated notes due 2013, and $385 million in aggregate principal amount of our 7.50% senior subordinated notes due 2015. Our Credit Facility is comprised of a $625 million revolving credit facility, of which we are limited to $350 million under the terms of the indenture governing our 8.75% senior subordinated notes due 2013. As of March 6, 2009, we have drawn $166 million. Another $12.6 million was utilized under various letters of credit. Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our Credit Facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

While we believe that we have sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, it is uncertain in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:
•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;
•	requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;
•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;
•	incurring higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;
•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;
•	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;
•	restricting our activities compared to those of competitors with less debt or greater resources; and
•	subjecting us to financial and other restrictive covenants in our indebtedness, which a failure to comply with could result in an event of default.
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
Our Credit Facility and the indentures governing our 7.50%, 8.25% and 8.75% senior subordinated notes impose various customary covenants on us and our subsidiaries, including, among others, reporting covenants, incurrence covenants, covenants restricting our ability to make certain investments or other restricted payments, covenants to maintain insurance and comply with laws, covenants to maintain properties and other covenants customary in senior credit financings and indentures. In addition, our Credit Facility requires that we comply with various financial covenants and capital spending limits, such as receiving an opinion regarding our financial statements without a qualification or exception from our auditors. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control, including delays in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness could result in an event of default, which could materially and adversely affect our operating results and our financial condition.
Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities.
We cannot assure you that, if and once completed, the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses; or, even if revenues are sufficient to pay expenses, the new developments and acquired properties will yield an adequate or expected return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital, even as the shortfall increases the need to raise capital. In addition, there is no guarantee that the design of any of our projects, to the extent undertaken, will meet with customers’ approval. It might simply be unappealing, and this could affect our results of operations, our liquidity and the returns on the investment in our securities.

Many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.
Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Several of the buildings being built by us entail additional risks related to heights and cranes. Our development and expansion projects also entail significant risks, including:
•	shortages of materials;
•	shortages of skilled labor or work stoppages;
•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
•	natural disasters, hurricanes, weather interference, floods, fires, earthquakes or other casualty losses or delays;
•	unanticipated cost increases or delays in completing the projects;
•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;
•	changes to plans or specifications;
•	disputes with contractors;
•	construction at our existing properties, which could disrupt our operations;
•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;
•	failure to obtain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis; and
•	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost.
Increases in the cost of raw materials for construction, driven by worldwide demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects. Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured.
It is uncertain whether any project will be completed on time or within established budgets. Significant delays or cost overruns related to our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. There are also certain tax incentives for construction in hurricane-damaged areas that require completion of new facilities by certain dates. There is no certainty that such dates will be met. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion notwithstanding the existence of any guaranteed maximum price construction contracts.
In November 2007, we entered into a construction contract for our Sugarcane Bay project. Pursuant to the terms of the contract, the general contractor was required to submit a proposal to us for the guaranteed maximum price. In accordance with the contract, in the event that we and the general contractor are unable to agree upon the guaranteed maximum price, then we can either change the scope and scale of the work or terminate the contract. We are currently in discussions with the contractor regarding such proposed guaranteed maximum price. We may seek to terminate such contract and seek a new general contractor through competitive bidding. In August 2008, we entered into a guaranteed maximum price agreement for the first phase of our River City project, including the casino facility. We have not yet entered into a guaranteed maximum price agreement for our Baton Rouge project.

If we determine to proceed with our Atlantic City project, it will have many risks, and we may not realize the financial and strategic goals that are contemplated from its development.
In November 2006, we completed the purchase of the entities that own the Atlantic City site. Our plans to construct a major facility along Atlantic City’s Boardwalk are on indefinite hold in light of the current economic downturn, evolving competitive market and the tightening of the credit markets. To the extent we proceed with developing the site, the risks we may face in the development of our Atlantic City site include:
•	We will face significant competition in the Atlantic City market. There are numerous casinos already in Atlantic City and casinos are now operating in Pennsylvania, Delaware and New York. Legalization or expansion of gaming in other nearby jurisdictions could provide additional competition for casinos in Atlantic City, including the recent approval by Maryland voters of 15,000 slot machines at each of five locations in Maryland. In addition, the city of Atlantic City has issued a request for proposals for development of one or more casinos on Bader Field, a municipally owned, defunct airport that is located alongside the major feeder routes into Atlantic City. Development of casinos on Bader Field may materially reduce visitation to Atlantic City’s Boardwalk area;
•	It will be subject to significant risks and contingencies, including those relating to construction and financing. We may not complete the development on time, within budget, or at all, which could exacerbate the risks associated with such development;
•	Completion of the Atlantic City project would likely involve the incurrence of substantial amounts of additional indebtedness, which will increase the risks associated with our current level of indebtedness. Until the development is complete, a process that is estimated to take several years, we will not have any revenue relative to this investment. Accordingly, during construction, we will incur substantial amounts of indebtedness for the development without additional revenue to contribute to the servicing of such indebtedness until the new facility opens;
•	If we complete the development, the results of operations at our new Atlantic City casino may not meet our expectations or those of investors in our securities; and
•	We must obtain approvals (including a license) from the New Jersey Casino Control Commission and other governmental authorities in order to operate the casino and it is uncertain whether such approvals will be obtained.
The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.
We face significant competition in all of the markets in which we operate. This competition will intensify if new gaming operations enter our markets or existing competitors expand their operations.
Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers to our existing casinos would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Illinois, Kentucky, Oklahoma, and California and the development or expansion of Native American casinos in our markets. The value of our site or potential casinos in Atlantic City has been affected and would be affected by the legislation or expansion of casino gaming in Delaware, Maryland, Pennsylvania, West Virginia, New York, northern New Jersey or Connecticut.
In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. In 2006, legislation to add more than 30,000 slot machines at seven racetracks in Ohio was rejected by the voters of Ohio. In 2007, voters in West Virginia approved table games at racetracks in the Ohio, Hancock and Kanawha counties, but rejected a similar proposal in Jefferson County. In 2007, Indiana approved casinos with 2,000 slot machines at each of two racetracks in the Indianapolis area, both of which are now open. In 2008, New York approved a significant reduction in its gaming tax rate as a specific inducement for a large casino hotel in the Catskills region. In 2008, Maryland voters approved a state constitutional amendment allowing 15,000 slot machines total in five locations. We expect similar proposals to legalize or expand gaming will be made in the future in various states and it is uncertain whether such proposals will be successful.
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
We face competition from racetracks that offer slot machines. We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, video lottery terminals, video poker terminals and, in the future, may compete with gaming at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. There are also proposals that would specifically legalize internet gaming under federal law.

Our stock price has been and may remain volatile, and the value of our common stock may decline as a result of this volatility.
The market price of our common stock has been, and may be in the future, subject to wide fluctuations in response to factors such as:
•	general conditions in the economy, including the recent economic slowdown, the current housing crisis and the credit crisis, the potential for bank failures, or higher fuel or other transportation costs;
•	the tightening of the credit markets and our ability to enter into new credit facilities;
•	the receptiveness of the capital markets to any future financings;
•	variations in quarterly operating results;
•	lower-than-expected results from the openings of our new facilities;
•	announcements, by us or our competitors, of acquisitions, strategic partnerships, joint ventures or capital commitments;
•	speculation about takeover or acquisition activity;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in recommendations or financial estimates by securities analysts and changes in accounting principles by the accounting industry;
•	loss or threat of loss of material gaming licenses or failure to obtain new approvals and licenses required for our projects;
•	the granting of new gaming licenses to our competitors, whether in our markets or in adjacent gaming markets;
•	conditions and trends in the gaming industry, including new state regulation or taxes enacted by state legislatures; and
•	the other risk factors described in or referred to in this “Risk Factors” section as well as the “Private Securities Litigation Reform Act” section of this Annual Report on Form 10-K.
In addition, in recent years, the stock market has experienced significant price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, damage awards against us, and the diversion of our management’s attention and resources.
Damage and closures caused by hurricanes in the Gulf Region make our results less predictable.
The damage caused by the hurricanes in the Gulf Coast, including damage to roads, utilities and residential and commercial buildings, has affected the local gaming markets. Some of our competitors have chosen to exit the hurricane-damaged areas following hurricanes and some have chosen to reenter such markets on a grander scale and rebuild their facilities with significant capital investments. In 2008, hurricanes caused closures, impairment of operations and some damage on two key weekends. As a result, operating results at casinos in the region have been less predictable. In addition, the Company’s ability to secure adequate insurance coverage may present additional risks.
Issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption.
We are currently in litigation with one remaining insurance carrier, RSUI Indemnity Company (which has two insurance policies), regarding our right to recover further insurance proceeds from the damage to Casino Magic Biloxi, which was closed as a result of Hurricane Katrina and subsequently sold. In April 2006, we filed a claim for property damage and business interruption incurred at the Casino Magic Biloxi site as a result of Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. We have received $192 million to date on the claim. We continue to litigate with the one remaining defendant insurance carrier, RSUI Indemnity Company, regarding our right to recover further insurance proceeds with respect to our claim. It is uncertain whether our damage claim will be sustained or whether we will be fully compensated for all losses sustained due to the closure of the Biloxi facility or whether we will be paid on a timely basis. We have preserved all of our rights to pursue our full claim, plus interest, bad-faith and punitive damages against the remaining insurance carrier that has withheld payment.

Natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricane.
Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana and Mississippi. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms as well as other losses are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe Occurrence coverage was $400 million per occurrence. Our coverage for a Named Windstorm today is $200 million per occurrence, with a deductible of 5% of stated values. Above this $200 million limit, we have an additional $200 million of coverage per occurrence, but excluding Named Windstorms. If any of our properties suffer a Named Windstorm, any damages in excess of the coverage limits will likely be borne by us. In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While the Company believes that its remaining insurance companies will remain solvent, there is no certainty that this will be the case.
We operate in a highly taxed industry and may be subject to higher taxes in the future.
In gaming jurisdictions in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.
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
In 2006, we completed the acquisition from Harrah’s of two entities that own certain Lake Charles, Louisiana gaming assets, including two licensed riverboat casinos, each with an associated gaming license. One of these licenses is planned to be used in connection with our planned Sugarcane Bay facility and the other license is anticipated to be used in connection with our planned Baton Rouge facility. The Louisiana Gaming Control Board (the “LGCB”) has established numerous conditions for use of each of these licenses, which, if not satisfied, could result in forfeiture of such licenses. While we intend to fulfill all conditions set by the LGCB, it is uncertain whether we will be able to do so or that the LGCB would agree to make any amendments that might be necessary. Forfeiture of one or both licenses could adversely affect our expansion plans for the Louisiana gaming market. The LGCB recently granted two extensions related to our Sugarcane Bay and Baton Rouge projects, but there can be no assurance that additional extensions, if required, will be granted.
We could lose the right to open our River City project if we fail to meet the conditions imposed by the Missouri Gaming Commission.
One of our subsidiaries was selected by the Missouri Gaming Commission (the “MGC”) to proceed for licensing for the operation of the River City casino. The issuance of the operating license is in the discretion of the MGC. Although our subsidiary was selected by the MGC to proceed for licensing, it is uncertain whether the license will ultimately be granted. We have invested a significant amount of capital in this project, which may be lost or difficult to recoup in the event that the license is not ultimately granted to us by the MGC.
In connection with respect to the River City casino, we have entered into a lease and development agreement with the St. Louis County Port Authority (the “SLCPA”). The SLCPA may terminate the lease and development agreement under certain instances. For example, if we fail to complete the River City project in accordance with its terms, we will owe monetary penalties and liquidated damages and could lose the right to open such project, irrespective of the substantial investment made to date.

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.
The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the New Jersey Casino Control Commission, and the Government of the Province of Neuquén, Argentina may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved.
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
From time to time, legislators and special-interest groups have proposed legislation that would restrict or prevent gaming operations. Changes in regulations affecting the casino business can affect our existing or proposed operations. For example, various jurisdictions such as Illinois, Delaware and Neuquén, Argentina have restricted smoking on the casino floor. Such restrictions resulted in decreases in gaming revenues. Other restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in income.
The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.
A majority of our revenues are attributable to slot machines at our casinos. It is important for competitive reasons that we offer the most popular and up-to-date slot machine games with the latest technology to our customers.
In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements. Generally, a participating lease is substantially more expensive over the long-term than the cost to purchase a new machine.
For competitive reasons, we may be forced to purchase new slot machines, slot machine systems, or enter into participating lease arrangements that are more expensive than our current costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could adversely affect our profitability.
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
Our dockside gaming facilities in Indiana, Louisiana and Missouri, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of our vessels leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions. We have been notified that The Admiral Riverboat Casino shall not be used to carry passengers beyond July 19, 2010 without replacement, dry-docking, or specific approval. As a result, we cannot assure you we will be able to re-certify The Admiral Riverboat Casino. We own a jet airplane, two seaplanes and numerous limousines and other vehicles that are used to transport customers to our casinos and for other corporate purposes. There are liabilities and other risks included in such transportation operations.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common to the areas in which our Louisiana properties are located and the severity of such natural disasters is unpredictable. Atlantic City is on a barrier island and could also be susceptible to hurricanes and storm surges. River City is located in an area along the Mississippi that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Our Biloxi facility was destroyed by Hurricane Katrina. Our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge du Lac resort to close for 16 days in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of The Admiral Riverboat Casino, and caused a power outage over the course of two days at our Belterra Casino Resort. We cannot accurately predict the long-term effect that the recent hurricanes or any future natural disasters will have on our ability to maintain our customer base or to sustain our business activities.
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
We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. For example, we acquired the Atlantic City site and entities that hold two riverboats and gaming operations to be used in our Sugarcane Bay and Baton Rouge projects. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.

Private Securities Litigation Reform Act
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” “is fairly confident” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and our ability to amend the terms of our credit facility, the state of the economy, anticipated completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, operating and capital expenses, expense reductions, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry, the ability to meet the Consolidated Coverage Ratio required by the indentures of our senior subordinated indebtedness, our continuing exclusivity rights to operate casinos in Neuquén, Argentina after 2016, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The following table provides a brief description of our properties as of December 31, 2008:

			Approximate Number of
			Slot	Table
Locations	Type of Casino	Principal Markets	Machines	Games	Guestrooms
Operating Properties (a):
L’Auberge du Lac, LA (b)	Dockside	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,601	62	995
Boomtown New Orleans, LA	Dockside	Local patrons	1,553	35	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Louisville and local patrons	1,604	54	608
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth and local patrons	1,048	30	188
Lumière Place Casino and Hotels (c)	Dockside	Kansas City, Chicago and local patrons	2,000	62	494
The Admiral Riverboat Casino	Dockside	Local patrons and regional tourists	696	13	—
Boomtown Reno, NV	Land-based	Northern California, I-80 travelers and local patrons	673	12	318
Casino Magic Argentina (d)	Land-based	Local patrons and regional tourists	1,014	54	32

Operating Properties Total			10,189	322	2,635

New Properties Under Construction and/or Development:
River City, St. Louis, MO (e)	Dockside	Local patrons and regional tourists	2,300	60	—
Sugarcane Bay, Lake Charles, LA (f)	Dockside	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,500	50	400
Baton Rouge, LA (g)	Dockside	Local patrons and regional tourists	1,500	50	100

Potential Future Development Sites:
Atlantic City, NJ (h)	Land-based	New York City, Philadelphia, New Jersey, Baltimore, Washington, D.C. and Boston	Not Yet Determined
Central City, CO (i)	Land-based	Denver	Not Yet Determined

(a)	We closed The Casino at Emerald Bay in The Bahamas on January 2, 2009 and have therefore excluded it from the overview.

(b)	We completed the opening of all 252 new guestrooms at L’Auberge du Lac in early 2008, bringing the total number of guestrooms to 995.

(c)	We opened the Lumière Place Casino in December 2007. We opened the 200-guestroom Four Seasons Hotel St. Louis and the 294 all-suites HoteLumière in early 2008.

(d)	The data in the table represent the combined operations of the several casinos we operate in Argentina. In June 2008, we completed a 32-guestroom hotel that adjoins our casino in the city of Neuquén. Under the terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of such luxury hotel. For the year ended December 31, 2008, the Neuquén casino comprised approximately 85% of revenues of our Argentine operations.

(e)	We expect to open the first phase of River City in early 2010, subject to various regulatory approvals.

(f)	We are underway with site preparations for our Sugarcane Bay casino-hotel. The project is subject to certain conditions and various approvals.

(g)	In February 2008, the voters of East Baton Rouge Parish approved our proposed casino-resort. The project is subject to certain conditions and various approvals.

(h)	In Atlantic City, New Jersey, we own a casino site at the heart of the Boardwalk. During 2008, we pursued various development activities, including demolishing some remaining structures on the site. In October 2008, we determined that it was in the best interests of the Company to complete certain demolition activities, but to otherwise suspend substantially all such development activities indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets.

(i)	We own land and have an option to purchase additional land in Central City, Colorado.

The following describes the real estate and leases associated with our properties:
L’Auberge du Lac: We lease 227 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge du Lac casino-hotel resort is located. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $939,500 per year, which amount adjusts annually for changes in the Consumer Price Index. We own the facilities and associated improvements at the property, including the casino facility.
Sugarcane Bay: Adjoining L’Auberge du Lac, we lease approximately 234 acres of land from the Lake Charles Harbor and Terminal District upon which we anticipate building our Sugarcane Bay casino-hotel resort. The Sugarcane Bay casino-hotel will occupy only a portion of this land. The balance would allow the eventual development of an additional 18-hole golf course at the L’Auberge du Lac/Sugarcane Bay complex and the possible sale of residential home sites along that golf course to subsidize the cost of construction of the golf course. The lease has an initial term of 10 years, commencing on the opening of Sugarcane Bay with six renewal options of 10 years each, similar to the L’Auberge du Lac lease. The annual rent on the 234-acre lease is $1.2 million for the first five years commencing with the opening of Sugarcane Bay and thereafter the amount adjusts annually for changes in the Consumer Price Index, not to exceed 5% in any given year. Prior to the opening of Sugarcane Bay, we are obligated to pay one-half of the annual rent on the date that certain conditions have been meet, such as obtaining all the required permits, licenses or approvals. Within the leased land, we purchased 50 acres for $5.0 million, which purchase did not change the base rent amount, and is intended to be used for eventual home sites around the planned golf course, the location of which we will designate prior to the opening of Sugarcane Bay. In addition, we purchased approximately 56 acres of land adjacent to the Sugarcane Bay and L’Auberge du Lac properties, potentially for additional home sites, which land has a carrying value of $5.2 million.
Boomtown New Orleans: We own approximately 54 acres in Harvey, Louisiana that are utilized by Boomtown New Orleans. We also own the facilities and associated improvements at the property, including the dockside riverboat casino.
Belterra Casino Resort: We lease approximately 148 acres of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The current lease term is through September 2010 and has eight remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. The lease obligation included in rent expense was $2.2 million for 2008 and $2.3 million for each of the years ended December 31, 2007 and 2006. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino. We also own a 54-guestroom Best Western-branded hotel on 6 acres approximately 10 miles from Belterra.
Boomtown Bossier City: We own 23 acres on the banks of the Red River in Bossier City, Louisiana. We also own the facilities and associated improvements at the property, including the dockside riverboat casino. We lease approximately one acre of water bottoms from the State of Louisiana. The current lease term expires in September 2011. We have options to extend the lease for seven additional five-year periods.
Boomtown Reno: We own approximately 890 acres in Reno, Nevada, approximately 60 acres of which are utilized by the casino, hotel and other amenities and another 490 acres most of which is developable. The remaining 340 acres is remote and difficult to develop. We own all of the improvements and facilities at the property, including the casino, hotel, recreational vehicle park and service station, along with substantial related water and development rights.
Lumière Place: We own approximately 16 acres of contiguous land in St. Louis for the Lumière Place complex. We own all of the improvements and facilities at the property, including the casino, hotels and various amenities.
The Admiral Riverboat. We own approximately two acres of contiguous land in St. Louis for The Admiral Riverboat Casino. We own all of the improvements and facilities at the property, including the casino.
River City: We lease 56 acres in south St. Louis County located approximately 10 miles south of downtown St. Louis, where we are building our River City casino. We are building an approximately one-mile-long, four-lane public road to connect River City to the nearby interstate highway.
Casino Magic Argentina: We operate one substantial and several small casinos in southern Argentina under an exclusive concession agreement with the Province of Neuquén. This includes the principal facility in the City of Neuquén and a smaller facility in San Martín de los Andes. In Neuquén, we own the 20 acre site, the casino, and a 32-guestroom hotel and other amenities. In San Martín de los Andes, we lease the building in which we operate the casino. Such lease expires in January 2010, and is expected to be renewed in accordance with past renewals.
Great Exuma, Bahamas: As of December 31, 2008, we sub-subleased a 5,000-square-foot facility where we operated our casino adjacent to Four Seasons Resort Great Exuma at Emerald Bay in The Bahamas. We closed the casino on January 2, 2009 and vacated the premises on February 28, 2009.
Baton Rouge: We own approximately 575 acres of land approximately 10 miles south of downtown Baton Rouge, Louisiana, where we intend to build a casino-hotel.
Atlantic City, New Jersey: We own approximately 19 contiguous acres of land at the heart of Atlantic City along the Boardwalk. We have demolished the former casino as well as certain other structures on the site. We are continuing certain demolition activities but as of October 2008, we have otherwise suspended substantially all development activities indefinitely.

Central City, Colorado: We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado. In addition, we have an option to purchase an additional six acres of adjoining non-casino-zoned land.
Lake Charles, Louisiana: In connection with the purchase of the two entities from Harrah’s in 2006, we acquired two dockside riverboat casinos, neither of which are in service. In addition, we acquired approximately nine acres of land containing a non-operating hotel and parking structure. We also acquired two water bottom leases with the State of Louisiana at the former casino site, which expire in 2010. We plan to use the two licenses for our Sugarcane Bay and Baton Rouge projects.
Virtually all of our real property interests collateralize our obligations under our Credit Facility, except for the real estate owned in Atlantic City and Argentina. For a description of the segments that use the properties described above, please see the table above.
Item 3. Legal Proceedings
Insurance Litigation: On August 1, 2006, we filed a lawsuit in the United States District Court for the District of Nevada against three of our excess insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company. The suit relates to the loss incurred by us as a result of Hurricane Katrina at our Casino Magic property in Biloxi, Mississippi.
The lawsuit seeks damages equal to the outstanding amount of our claim (totaling $346.5 million, less the approximately $192 million received to date). It also seeks declarations that our River City Project constitutes a permissible replacement property under the applicable policies and that we are entitled to receive the full amount of our Casino Magic Biloxi business interruption loss arising out of Hurricane Katrina, even though we sold certain Casino Magic Biloxi assets. Our insurance policies permit a “replacement” facility to be built anywhere in the United States. Finally, the suit seeks unspecified punitive damages for the improper actions of the defendants in connection with our claim.
On February 22, 2008, we settled with Arch Specialty Insurance Company, which provided $50 million of coverage, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid us $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. RSUI Indemnity Company provides $50 million of coverage at the same layer and pari passu with the coverage provided by Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against RSUI Indemnity Company for its respective share of our total hurricane-related damage and consequential loss in Biloxi. On October 20, 2008, we filed a motion for partial summary judgment on certain outstanding legal issues relating to the calculation of our business interruption loss for the claim. A hearing date has not yet been set on that motion.
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. On January 6, 2009, the Louisiana district civil court extended the time for the defendants to respond to the state-court lawsuit until after the Fifth Circuit rules on Jebaco’s appeal. The Louisiana district civil court provided that Jebaco could request a deadline for a response from defendants if the Fifth Circuit had not ruled by February 12, 2009. On March 2, 2009, the Fifth Circuit heard oral arguments on the appeal. In light of this development, the defendants intend to seek an additional extension of time to respond to the state-court complaint. While we cannot predict the outcome of this litigation, management intends to vigorously defend this litigation.
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
Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2008
Fourth Quarter	$7.91	$2.58
Third Quarter	13.36	6.57
Second Quarter	17.86	10.32
First Quarter	23.74	12.12
2007
Fourth Quarter	$29.75	$22.78
Third Quarter	31.00	24.36
Second Quarter	31.34	27.07
First Quarter	36.17	27.85
As of March 5, 2009, there were 2,408 stockholders of record of our common stock.
Dividends: We did not pay any dividends in 2008 or 2007. Our indentures governing our 7.50% senior subordinated notes due 2015, 8.25% senior subordinated notes due 2012 and 8.75% senior subordinated notes due 2013 and existing Credit Facility limit the amount of dividends that we are permitted to pay. The Board of Directors does not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the expansion of our business.
Share Repurchase: During the fourth quarter ended December 31, 2008, we did not make any purchases of the Company’s equity securities.
Sales of Unregistered Equity Securities: During the fiscal year ended December 31, 2008, we did not issue or sell any unregistered equity securities.
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

Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2003 and ending December 31, 2008, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Pinnacle Entertainment, Inc.	$100.00	$212.23	$265.13	$355.58	$252.79	$82.40
NYSE Composite Index	$100.00	$114.97	$125.73	$151.46	$164.89	$100.16
Dow Jones US Gambling Index	$100.00	$133.09	$135.01	$196.72	$225.84	$60.74

*	Assumes $100 invested on December 31, 2003 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31 of each year.
Item 6. Selected Financial Data
The following selected financial information for the years 2004 through 2008 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2008(a)	2007(b)	2006(c)	2005(d)	2004(e)
	(in millions, except per share data)
Results of Operations :
Revenues	$1,044.7	$921.8	$911.5	$668.5	$466.5
Operating (loss) income	(345.3)	16.8	98.3	32.3	69.2
Income (loss) from continuing operations, net of income taxes	(370.2)	—	63.3	(0.1)	2.2
Income (loss) from discontinued operations, net of income taxes	47.6	(1.4)	13.6	6.2	6.9
Income (loss) from continuing operations per common share:
Basic	$(6.17)	$0.00	$1.33	$0.00	$0.06
Diluted	$(6.17)	$0.00	$1.28	$0.00	$0.06
Other Data:
Capital expenditures	$306.0	$545.6	$186.5	$193.9	$209.6
Ratio of Earnings to Fixed Charges (f)	—	—	2.57	—	1.02
Cash flows provided by (used in):
Operating activities	$129.3	$153.4	$206.5	$61.7	$30.4
Investing activities	(306.0)	(566.2)	(459.3)	(138.6)	(109.1)
Financing activities	101.9	414.6	294.1	23.2	181.4
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$125.0	$197.3	$216.7	$156.5	$287.8
Total assets	1,919.2	2,193.5	1,737.8	1,244.9	1,208.8
Long-term debt	943.2	841.3	774.3	657.7	640.5
Stockholders’ equity	739.3	1,052.4	694.6	427.8	415.2

(a)	The financial results for 2008 included a full year of operations at Lumière Place. The Lumière Place Casino opened in mid-December 2007 and the two related hotels opened in early 2008. The guestroom and amenity expansion at L’Auberge du Lac was completed in stages in December 2007 and early in 2008. The 2008 results also reflect several impairment charges totaling $318 million related to goodwill, indefinite-lived intangible assets, undeveloped real estate and previously capitalized costs associated with certain development projects. Also, in 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay, which closed on January 2, 2009. In accordance with generally accepted accounting principles (“GAAP”), the financial results reflect The Casino at Emerald Bay as discontinued operations for all periods presented. This had no effect on previously reported net income (loss). Income from discontinued operations also reflects a gain of $54.9 million, net of income taxes, related to insurance proceeds received related to our former Casino Magic Biloxi operations.

(b)	The financial results for 2007 include the opening of the casino at Lumière Place in mid-December 2007 and a majority of L’Auberge du Lac’s new 252 guestrooms in late December 2007.

(c)	In 2006, we completed the sale of our two card club casinos and our Casino Magic Biloxi site and certain related assets. In accordance with GAAP, these assets and related liabilities were reclassified to “assets held for sale” as of December 31, 2005 and the financial results reflect the Casino Magic Biloxi and card club operations as discontinued operations for all periods presented. This had no effect on previously reported net income (loss). The financial results for 2006 reflect the May 2006 opening of The Casino at Emerald Bay, The Admiral Riverboat Casino acquisition in December 2006 and net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation.

(d)	The financial results for 2005 reflect the May 2005 opening of L’Auberge du Lac, the July 2005 opening of a replacement casino in Neuquén, Argentina, and the former Embassy Suites Hotel, recently refurbished and renamed HoteLumière.

(e)	The financial results for 2004 reflect the May 2004 opening of a 300-guestroom and amenity expansion at Belterra Casino Resort.

(f)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $449.9 million, $48.5 million, and $24.5 million for the fiscal years ended December 31, 2008, 2007 and 2005, respectively.
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
EXECUTIVE OVERVIEW
Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate six significant domestic casinos, including L’Auberge du Lac in Lake Charles, Louisiana; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; Lumière Place in St. Louis, Missouri; and Boomtown Reno in Reno, Nevada. We also operate the small Admiral Riverboat Casino in St. Louis, Missouri. Internationally, we operate one substantial and several small casinos in Argentina. We previously operated a small casino in the Bahamas, which we closed on January 2, 2009.
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we are building our River City casino, which we expect to open in early 2010. In Lake Charles, Louisiana, we have begun site preparation of our planned Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we received voter approval in February 2008 permitting construction of a proposed casino-hotel complex. We also own well-located casino sites in Atlantic City, New Jersey and Central City, Colorado.
We operate casino properties, which include gaming, hotel, dining, retail and other amenities. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital intensive and we rely on the ability of our resorts to generate operating cash flow to repay debt financing and fund maintenance capital expenditures.
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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three years ended December 31, 2008, 2007 and 2006. As discussed in Note 14 to our audited Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 14 to our audited Consolidated Financial Statements for more information regarding our segment information and a reconciliation of this financial information to income from continuing operations in accordance with GAAP.

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$342.6	$321.2	$312.3
Boomtown New Orleans	158.4	162.0	201.5
Belterra Casino Resort	168.6	177.9	172.7
Boomtown Bossier City	88.9	89.7	96.3
Lumière Place	174.2	8.0	11.6
The Admiral Riverboat Casino	25.8	58.1	2.2
Boomtown Reno	46.0	67.2	87.1
Casino Magic Argentina	40.0	37.3	27.7
Other	0.2	0.4	0.1

Total revenues	$1,044.7	$921.8	$911.5

Operating income (loss)	$(345.3)	$16.8	$98.3

Income (loss) from continuing operations	$(370.2)	$0.1	$63.3

Adjusted EBITDA (a):
L’Auberge du Lac	$84.3	$75.2	$72.4
Boomtown New Orleans	54.2	54.2	81.0
Belterra Casino Resort	29.7	39.3	37.3
Boomtown Bossier City	17.1	17.9	23.0
Lumière Place	10.1	(1.0)	1.7
The Admiral Riverboat Casino	(5.0)	7.1	0.4
Boomtown Reno	(4.4)	3.5	6.8
Casino Magic Argentina	11.8	14.3	10.6

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs, write-downs, reserves, recoveries, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, gain (loss) on early extinguishment of debt and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.
Comparison of the year ended December 31, 2008 to December 31, 2007 and December 31, 2006
Significant events that affected our 2008 results as compared to 2007 are described below:
•	The impact of slowing economic conditions and its effect on consumer discretionary spending may have negatively affected our gross revenues at some of our properties during the latter part of 2008.
•	The opening of Lumière Place Casino on December 19, 2007 and the opening of Four Seasons Hotel St. Louis and HoteLumière in February 2008.
•	The completion of the 252-guestroom and amenity expansion project at L’Auberge du Lac in January 2008.
•	Hurricane Gustav in late August 2008 caused the temporary closure of L’Auberge du Lac and Boomtown New Orleans during the historically profitable Labor Day weekend.
•	Hurricane Ike in mid-September 2008 caused the temporary closure of L’Auberge du Lac during a key weekend, affected our Indiana and Missouri operations, and caused extensive damage in southeastern Texas.
•	The worldwide capital crunch and the decline in values ascribed to casino companies and casinos have caused us to reevaluate the carrying costs of certain development land, capitalized development costs, goodwill, indefinite-lived intangible assets and certain other assets. This resulted in non-cash impairment charges to such assets and equity shares totaling $347 million in 2008.

Significant events that affected our 2007 results as compared to 2006 are described below:
•	Moderation of 2007 revenues at Boomtown New Orleans after operating with less competition in 2006 as a result of Hurricane Katrina.
•	The June 2007 closure of Boomtown Reno’s truck stop.
•	The January 2007 public equity offering resulting in net proceeds to us of approximately $353 million.
•	The June 2007 issuance of $385 million in aggregate principal of 7.50% senior subordinated notes, resulting in net proceeds to us of approximately $379 million.
•	The December 2006 acquisition of The Admiral Riverboat Casino.
•	The November 2006 acquisition of our Atlantic City site.
•	The November 2006 sale of the Casino Magic site and concurrent purchase of the assets from Harrah’s.
•	The ongoing effects of Hurricane Katrina and the rebuilding efforts in the affected areas throughout 2006.
•	In 2006, we received net proceeds of approximately $44.7 million related to our termination merger agreement with Aztar Corporation.
Segment comparison of the year ended December 31, 2008 to December 31, 2007 and December 31, 2006
Each segment’s contribution to the operating results was as follows:
L’Auberge du Lac

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$300.7	$288.5	$279.7	4.2%	3.1%
Total revenues	342.6	321.2	312.3	6.7%	2.8%
Operating income	49.1	48.2	46.7	1.9%	3.2%
Adjusted EBITDA	84.3	75.2	72.4	12.1%	3.9%
L’Auberge du Lac, our largest property, achieved record results in 2008 with increased revenues and Adjusted EBITDA reflecting the benefits of the completion of the $72 million guestroom and amenity expansion in January 2008. The guestroom expansion increased available hotel rooms to 995 from 743, an increase of 34%, resulting in increased lodging, gaming and food and beverage revenues. Hotel occupancy for 2008 was 85% compared to 92% in 2007. Improvement over prior-year results was achieved despite closures caused by Hurricane Gustav over the Labor Day weekend and Hurricane Ike over a historically profitable mid-September Asian holiday weekend. The casino was closed for nine days during the third quarter, which we estimate affected net revenues by approximately $9 million. In addition, the property incurred approximately $1.5 million of physical damage, which is below the deductible limits of our insurance policy and has been expensed in 2008.
Revenues increased from 2006 to 2007 primarily due to maturation of this property, which opened in May 2005. The increase in revenues contributed to an increase in Adjusted EBITDA. In late December 2007, L’Auberge du Lac opened 208 guestrooms of its new 252-guestoom expansion. Hotel occupancy, inclusive of the additional guestrooms that opened in late December 2007, was 92% for 2007, versus 92% in 2006.
Boomtown New Orleans

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$151.7	$154.8	$192.5	(2.0)%	(19.6)%
Total revenues	158.4	162.0	201.5	(2.2)%	(19.6)%
Operating income	45.1	45.7	72.6	(1.3)%	(37.1)%
Adjusted EBITDA	54.2	54.2	81.0	—	(33.1)%
Boomtown New Orleans achieved Adjusted EBITDA in 2008 that equaled 2007 results despite the temporary closure and other hurricane disruptions in the third quarter of 2008. Management estimates that Hurricanes Gustav and Ike affected Boomtown New Orleans’ net revenues by approximately $2.7 million during the year.
In 2006, Boomtown New Orleans benefited from limited competition in both the New Orleans and Gulf Coast regions for a majority of the year due to the closure of competing properties due to Hurricane Katrina. Business levels moderated at the end of the year, once significant competition had reopened.

Belterra Casino Resort

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$144.0	$153.6	$150.1	(6.3)%	2.3%
Total revenues	168.6	177.9	172.7	(5.2)%	3.0%
Operating income	15.3	23.1	22.6	(33.8)%	2.2%
Adjusted EBITDA	29.7	39.3	37.3	(24.4)%	5.4%
Results in 2008 at Belterra reflect the mid-year opening of two racetrack casinos in the Indianapolis metropolitan area, each of which operate approximately 2,000 slot machines. One of the racetracks expects to open a permanent facility, replacing a temporary facility in early 2009. Another competitor plans to open a new, expanded casino in mid-2009. In addition, another competitor began heavily marketing its refurbished and rebranded facility during 2008. Finally, overall economic conditions in the region may have adversely affected the consumer’s spending habits. Belterra has responded through revamping its marketing efforts.
In 2007, gaming revenues increased as casino admissions increased 4.3% from 2006 and hotel revenues increased as hotel occupancy increased 5.2% from 2006. In August 2007, five new retail shops opened and, in December 2007, the refurbishment of 11 of the 51 high-end suites was completed resulting in higher retail and lodging revenues for the year ended December 31, 2007 as compared to the year ended December 31, 2006.
Boomtown Bossier City

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$83.4	$84.6	$91.1	(1.4)%	(7.1)%
Total revenues	88.9	89.7	96.3	(0.9)%	(6.9)%
Operating income	2.1	9.9	14.7	(78.8)%	(32.7)%
Adjusted EBITDA	17.1	17.9	23.0	(4.5)%	(22.2)%
The Bossier City/Shreveport gaming market is competitive, with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth. In October 2008, a large Native American casino on the Oklahoma/Texas border began the phased opening of its casino expansion. Despite this competition and regional disruption due to Hurricanes Gustav and Ike, we were able to achieve relatively consistent results as compared to 2007. As part of our annual assessment of indefinite-life intangible assets, the fair value of this property’s gaming licenses was below its carrying value due to decreased valuations of casinos and casino companies. The gaming license was the result of our 1998 acquisition of Casino Magic Corp. We recorded a non-cash impairment charge of $5.7 million, which affected operating income. In addition, we recorded a $2.1 million impairment of project costs related to the arrival facility conversion, which affected operating income. In 2006, we acquired a barge that we intend to convert to an arrival facility for guests of our riverboat casino. The arrival facility will adjoin our casino and offer escalators, making it easier for customers to travel among the three levels of our riverboat casino. This project is currently on hold given the current state of the capital markets.
Our operating results for 2007 decreased from 2006 due to the normalization of revenues after the temporary increase in 2006 in the local population due to the 2005 hurricanes in southern Louisiana, as well as reduced regional competition.
Lumière Place

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006(a)	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$140.6	$4.7	$—	2,891.5%	NM
Total revenues	174.2	8.0	11.6	2,077.5%	(31.0)%
Operating loss	(38.5)	(29.4)	(0.2)	31.0%	NM
Adjusted EBITDA	10.1	(1.0)	1.7	NM	(158.8)%

(a)	The results for 2006 include HoteLumière, which was closed and refurbished in 2007.

NM — Not meaningful

Lumière Place includes the Lumière Place Casino, which opened mid-December 2007, HoteLumière and Four Seasons Hotel St. Louis, which opened in early 2008 and other amenities, comprising the Lumière Place complex. Consistent with the ramp-up of operations at almost all new casino-hotels, Lumière Place has incurred higher marketing costs and payroll during 2008 than is anticipated in future periods. The Lumière Place Casino itself has been consistently profitable on a property-level Adjusted EBITDA basis since January 2008, with profits increasing sequentially in most months since opening.
On November 4, 2008, Missouri voters approved Proposition A, a ballot referendum designed to protect economic benefits and thousands of jobs created by Missouri casinos, as well as to increase funding for Missouri schools. Proposition A allows for the removal of certain betting restrictions related to per customer loss limits, places a limit on the number of gaming licenses available in the state and increases the tax on casino revenues to 21 percent from 20 percent. The approval will allow Lumière Place to expand its marketing from local customers towards becoming a regional entertainment destination. Proposition A became effective on November 7, 2008.
For the year ended December 31, 2007, revenues consist of the first 12 days of operations at Lumière Place Casino. The results for December 31, 2006 include HoteLumière, which was acquired in September 2005, and was closed for most of 2007 for renovation.
The Admiral Riverboat Casino

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$23.6	$53.6	$2.0	(56.0)%	2,580.0%
Total revenues	25.8	58.1	2.2	(55.6)%	2,540.9%
Operating income (loss)	(38.1)	0.1	0.2	NM	(50.0)%
Adjusted EBITDA	(5.0)	7.1	0.4	(170.4)%	1,675.0%

NM — Not meaningful
Growing losses at The Admiral Riverboat Casino have been caused by periodic closures due to flooding and augmented competition. We are evaluating the feasibility, subject to the MGC and other approvals, of relocating The Admiral Riverboat Casino to another location, in part due to the limitation of licenses in the state due to the recently passed Proposition A. We have an option to purchase 30 acres of land near the Chain of Rocks Bridge for this potential move, which option expires March 31, 2009. In addition, we recorded non-cash impairment charges of $18.6 million and $6.6 million related to the impairment of goodwill, and the riverboats and equipment, respectively, associated with The Admiral Riverboat Casino.
For the year ended December 31, 2007, revenues consist of a full year of operation of The Admiral Riverboat Casino, which was purchased in December 2006. The results for December 31, 2006 include one month of operation for The Admiral Riverboat Casino.
Boomtown Reno

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$23.8	$35.3	$41.0	(32.6)%	(13.9)%
Total revenues	46.0	67.2	87.1	(31.5)%	(22.8)%
Operating income (loss)	(23.6)	(3.9)	0.1	(505.1)%	(4,000.0)%
Adjusted EBITDA	(4.4)	3.5	6.8	(225.7)%	(48.5)%
Revenues and Adjusted EBITDA declined in 2008 as a result of the highly competitive operating environment attributed to Native American gaming in northern California, as well as the overall poor economic conditions in both the region and northern California. This resulted in decreased traffic on the major interstate alongside Boomtown Reno that connects northern California with northern Nevada. Average traffic counts declined 9% in 2008 from 2007 according to the Nevada Department of Transportation. Operating income in 2008 includes non-cash impairment charges of $9.9 million in connection with the impairment of goodwill associated with our 1997 acquisition of Boomtown, Inc. and $6.4 million in connection with the impairment of buildings and equipment.
Revenues and Adjusted EBITDA declined in 2007 primarily due to the June 2007 closure of the Boomtown truck stop. We closed the truck stop to facilitate construction of the neighboring Cabela Inc.’s branded sporting goods store, which opened in November 2007. The parking for Cabela’s utilizes the former truck stop location. The Cabela’s store has resulted in few incremental casino customers. We have entitlements for a new satellite casino and travel plaza that could be built at a different location on our 490 acres of available land.

Casino Magic Argentina

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Gaming revenues	$35.9	$34.5	$25.1	4.1%	37.5%
Total revenues	40.0	37.3	27.7	7.2%	34.7%
Operating income	6.8	11.6	8.2	(41.4)%	41.5%
Adjusted EBITDA	11.8	14.3	10.6	(17.5)%	34.9%
Casino Magic Argentina includes a sizable casino-hotel facility in Neuquén and several smaller casinos in other parts of the Province of Neuquén. Revenues for 2008 increased despite a smoking ban imposed within the city of Neuquén, Argentina effective November 2007. Our principal competitor in this market is in a neighboring province, where a similar smoking ban was imposed effective November 2008. Adjusted EBITDA reflects inflation of certain costs, principally payroll costs.
In June 2008, all 32 guestrooms of the hotel that adjoins the principal casino in Neuquén, Argentina were opened. Under terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting the formal government approval of such extension.
Other factors affecting income from continuing operations

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Other benefits (costs):
Corporate expenses	$(38.2)	$(39.8)	$(29.2)	(4.0)%	36.6%
Depreciation and amortization expense	(117.8)	(80.3)	(68.7)	46.7%	16.9%
Pre-opening and development costs	(55.4)	(60.8)	(29.3)	(8.9)%	107.7%
Litigation settlement	—	—	(2.2)	—	—
Non-cash share-based compensation	(9.2)	(8.4)	(5.5)	9.5%	52.7%
Merger termination proceeds, net of expenses	—	—	44.7	—	—
Impairment of goodwill	(28.5)	—	—	—	—
Impairment of indefinite-lived intangible assets	(41.4)	—	—	—	—
Impairment of land and development costs	(228.0)	—	—	—	—
Impairment of buildings, riverboats and equipment	(20.3)	(4.9)	—	314.3%	—
Write-downs, reserves and recoveries, net	(4.3)	0.5	—	(960.0)%	—
Impairment of investment in equity securities	(29.1)	—	—	—	—
Loss on early extinguishment of debt	—	(6.1)	—	—	—
Other non-operating income	2.7	15.5	16.0	(82.6)%	(3.1)%
Interest expense, net of capitalized interest	(53.0)	(25.7)	(53.7)	106.2%	(52.1)%
Minority Interest	—	—	0.1	—	—
Income tax benefit (expense)	54.5	(0.5)	(42.1)	NM	(98.8)%
Corporate expenses represent unallocated payroll, professional fees, rent, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Such expenses were approximately flat in 2008 versus 2007, despite our expanding operations. The increase in corporate expenses from 2007 to 2006 is due to the hiring of additional corporate staff in support of our expanding operations.
Depreciation and amortization expense increased in 2008 primarily due to the opening of Lumière Place and the expansion at L’Auberge du Lac. The increase in depreciation expense in 2007 is primarily due to a full year of depreciation for The Admiral Riverboat Casino, which we acquired in December 2006.

Pre-opening and development costs for the fiscal years ended December 31, 2008, 2007 and 2006 consist of the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$17.3	$18.7	$7.2
Missouri Proposition A Initiative (b)	7.9	—	—
Lumière Place (c)	7.8	22.9	5.6
Baton Rouge (d)	7.5	9.5	1.4
River City (e)	6.1	4.8	8.2
Kansas City	4.6	2.2	—
Sugarcane Bay	3.2	1.8	2.6
Other	1.0	0.9	4.3

Total pre-opening and development costs	$55.4	$60.8	$29.3

(a)	Atlantic City costs include $7.0 million and $2.6 million for design fees and various miscellaneous expenses for the years ended December 31, 2008 and 2007, respectively. In October 2008, management decided to complete certain demolition activities but to otherwise suspend substantially all development activities indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets.

(b)	Development costs in 2008 are for the support of the referendum, which was approved in November 2008.

(c)	The spending in 2008 reflects the staged opening of the hotels and other amenities at Lumière Place.

(d)	Pre-opening costs in 2008 for our Baton Rouge project include public referendum costs of $4.1 million related to the approval of our site. The majority of costs were incurred during the first quarter of 2008.

(e)	Pre-opening costs at the River City project, expected to open in early 2010, includes $11.6 million for non-cash straight-lined rent accruals under a lease agreement.
Litigation settlement In the fourth quarter of 2006, we recorded a $2.2 million litigation settlement reserve involving our former chairman. The suit was settled in the first quarter of 2007 for an amount approximating the litigation reserve.
Non-cash share-based compensation was $9.2 million, $8.4 million, and $5.5 million for the year ended December 31, 2008, 2007 and 2006, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The number of options granted under our equity incentive compensation plan was 2,070,500 options in 2008, versus 552,500 and 734,000 options in 2007 and 2006, respectively.
Merger termination proceeds The 2006 results reflect net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation. The gross breakup fee from the merger agreement was $78.0 million. The difference reflects legal, financing fees and other costs related to the terminated merger agreement.
Impairment of goodwill In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company reviews goodwill for impairment annually during the fourth quarter or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Goodwill was recently tested as of the fourth quarter of 2008 by estimating the fair value of each reporting unit in accordance with SFAS No. 142. Reference to fair value in this document refers to the definition of fair value in accordance with SFAS No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment and therefore those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market existed for the item being valued.
The estimated fair value of each reporting unit was then compared with the carrying value to determine if any impairment exists. In connection with the preparation of the audited Financial Statements for 2008, we concluded that as of the fourth quarter of 2008 the carrying amounts of goodwill associated with Boomtown Reno and The Admiral Riverboat Casino were impaired by $9.9 million and $18.6 million, respectively. These impairment charges are reflected in income from continuing operations for the year ended December 31, 2008.
Impairment of indefinite-lived intangible assets include gaming licenses and are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of our annual impairment testing, we determined the fair value of our gaming licenses, computed according to SFAS No. 142, related to Sugarcane Bay, Baton Rouge and Boomtown Bossier City were less than the carrying value, and as a result, for the year ended December 31, 2008, we recorded an impairment charges of $20.3 million, $15.4 million, and $5.7 million, respectively.

Impairment of land and development costs During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of gaming stocks and gaming assets. As a result, management determined that a triggering event in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” occurred in the fourth quarter of 2008. Given the continuing deterioration in commercial real estate values, uncertainties surrounding the Company’s access to sufficient resources to adequately finance the majority of its development pipeline we tested all development project land holdings and related capitalized costs for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs were impaired and recorded the following impairment charges:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Boomtown Reno	$0.5	$—	$—
Boomtown Bossier City	2.2	—	—
The Admiral Riverboat Casino	3.6	—	—
Corporate and other projects (a)	221.7	—	—

Impairment of land and development costs	$228.0	$—	$—

(a)	Included in this balance is $196.7 million related to our Atlantic City project, $4.9 million related to our undeveloped land in Central City, Colorado, $9.2 million related to land held for Phase Two of our Sugarcane Bay project, $4.9 million related to Phase Two of our Baton Rouge project and $4.6 million related to undeveloped land held in St. Louis, Missouri.
Impairment of buildings, riverboats and equipment consist of the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Boomtown Reno (a)	$7.7	$—	$—
The Admiral Riverboat Casino (a)	6.6	—	—
Boomtown Bossier City (b)	0.2	—	—
L’Auberge du Lac (b)	0.3	—	—
Belterra Casino Resort (c)	—	1.0	—
Casino Magic Argentina	1.0	—	—
Corporate and other projects (d)	4.5	3.9

Impairment of buildings, riverboats and equipment	$20.3	$4.9	$—

(a)	Due to poor operating performance over the past 12 months, and a poor prospective financial performance outlook for Boomtown Reno and The Admiral Riverboat Casino, we determined a triggering event under SFAS No. 144 occurred during the fourth quarter of 2008. As a result, we tested all long-lived assets at Boomtown Reno and The Admiral Riverboat Casino for recoverability. As a result of these tests, we determined that certain buildings, riverboats and equipment were impaired and as of December 31, 2008, we recorded impairment charges of $7.7 million and $6.6 million, respectively.

(b)	Relates to impairment of slot machines that were adjusted to their respective net realizable values prior to being sold during 2008.

(c)	In the prior year, Belterra Casino Resort recorded an impairment of $1.0 million related to a postponed guestroom addition.

(d)	During the second quarter of 2008, we incurred impairment charges of $4.5 million related to two riverboats acquired in 2006, which are intended to be replaced by the Sugarcane Bay and Baton Rouge facilities. During 2007, we recorded a loss of $1.0 million related to a cancelled condominium project in St. Louis, Missouri.
Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
(Gain)/Loss on sale of assets (a)	$3.0	$(0.5)	$—
Customer loyalty program related expenses (b)	1.4	—	—
Insurance proceeds	(0.2)	—	—
Other	0.1	—	—

Write-downs, reserves and recoveries, net	$4.3	$(0.5)	$—

(a)	During 2008, we sold slot machines at our properties for a loss of $3.0 million. During 2007, we recorded a $0.5 million gain on the sale of a corporate aircraft.

(b)	During the year ended December 31, 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. The disclosure of point balances to our customers resulted in a non-cash charge to establish a theoretical liability for such initial amounts.

We also incurred asset impairment charges of $4.3 million related to the discontinued operation at The Casino at Emerald Bay in The Bahamas, which has been recorded in loss from discontinued operations as of December 31, 2008.
Impairment of Investment in Equity Securities We own 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor. We had purchased such shares with the intent of proposing a combination of the two companies. However, with the changes in the financial markets, we determined that such combination was no longer in the best interests of our stockholders. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, at June 30, 2008 we determined that the fair value of these shares was “other-than-temporarily” impaired and recorded an initial impairment charge of $22.6 million based on the June 30, 2008 fair market value of such securities. Given further deterioration in the fair market value of these securities during the fourth quarter of 2008, we recorded an additional $6.4 million impairment charge based on the December 31, 2008 fair market value. As of December 31, 2008, we have a basis of $10.8 million, or $8.64 per share, in our investment, which investment is included in “Other assets, net” on the audited Consolidated Balance Sheets.
Loss on early extinguishment of debt During the 2007 second quarter, we issued fixed-rate eight-year 7.50% senior subordinated notes due 2015 at an effective yield of 7.75% to maturity. A majority of the proceeds were used to retire $275 million of floating rate secured term debt and to purchase $25.0 million in principal amount of our 8.25% senior subordinated notes due 2012. These transactions resulted in a write-off of $6.1 million of debt issuance costs in 2007. There were no debt issuance costs written off in 2008 or 2006.
Other non-operating income consists primarily of the following:

	For the year ended December 31,
	2008	2007	2006
		(in millions)

Other non-operating income:
Interest income (a)	$2.0	$15.2	$13.4
Dividend income	0.7	0.3	0.8
Gain on sale of common stock (b)	—	—	1.8

Total other non-operating income	$2.7	$15.5	$16.0

(a)	Interest income represents earnings on cash and cash equivalents and has decreased in 2008 from 2007 due to reduced cash balances and interest rates.

(b)	Included in the year ended December 31, 2006 is a $1.8 million gain related to the sale of Aztar Corporation common stock sold in the third quarter of 2006.
Interest expense, net of capitalized interest was as follows:

	For the year ended December 31,
	2008	2007	2006
		(in millions)
Interest expense before capitalization of interest	$78.1	$68.6	$59.5
Less capitalized interest	(25.1)	(42.9)	(5.8)

Interest expense, net of capitalized interest	$53.0	$25.7	$53.7

The increase in interest expense before capitalized interest for the year ended December 31, 2008 from the same 2007 period was principally the result of additional borrowings under the Credit Facility. The decrease in capitalized interest was principally due to the completion of both Lumière Place and the expansion at L’Auberge du Lac in late 2007 and early 2008 and the discontinuance of capitalization of interest in relation to our Atlantic City project. Given our recent decision to indefinitely place our Atlantic City project on hold, we stopped capitalizing interest in connection with eligible project costs effective October 1, 2008.
Income tax Our 2008 effective income tax rate for continuing operations was (12.8)%, or a benefit of approximately $54.5 million, as compared to 91.4%, or an expense of $0.4 million in 2007. Our 2008 effective rate differs from the statutory rate primarily due to the effects of the recording of a valuation allowance reserve against substantially all of our domestic deferred tax assets, as well as non-deductible expenses associated with certain lobbying activities, the impairment of goodwill related to our Boomtown Reno property and the gaming tax add-back for Indiana income tax purposes. During 2008, we established additional non-cash deferred tax asset valuation allowances totaling $98.3 million following an assessment of the recoverability of our deferred tax assets. Our deferred tax asset valuation allowance for the year included $11.6 million related to the book impairment of our Ameristar common stock holdings of which $2.7 million was recorded in the fourth quarter, $42.0 million associated with the impairment of certain real estate holdings and approximately $44.7 million attributable to other deferred tax assets under accounting principle SFAS No. 109 “Accounting for Income Taxes”, which requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years. We have incurred three-year cumulative accounting losses as of December 31, 2008.

Discontinued operations consist of our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas. During 2008, we recorded a gain of $54.9 million, net of income taxes, related to insurance proceeds received related to our former Casino Magic Biloxi operations. In July 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay. This small casino is distant from our other operations and its success was heavily reliant on the neighboring unaffiliated Four Seasons hotel. The owner of such hotel is currently in receivership. Consequently, since the beginning of the third quarter of 2008, we have reflected the business as a discontinued operation and as of December 31, 2008 have recorded $4.3 million in asset impairment charges for the gaming operation’s related assets. On January 2, 2009, we closed the casino as a suitable buyer has not yet been located. We completed the sale of our Crystal Park Casino card club in April 2006, our leasehold interest and related receivables in the Hollywood Park Casino card club in July 2006 and our Casino Magic Biloxi site and certain related assets in November 2006.
Discontinued Development Opportunity In September 2007, we submitted a proposal for a new gaming entertainment complex to be located in Kansas City, Kansas. In September 2008, we withdrew such application in light of deteriorating capital markets. In connection with our application, we deposited $25 million with the Kansas Lottery Commission in June 2008, which was later returned to us in September 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2008, we had $116 million of cash and cash equivalents and approximately $186 million of availability under our Credit Facility. We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation and other non-cash costs. We estimate that approximately $70.0 million was needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts as of December 31, 2008.
We have reduced excess cash throughout operations, and have used cash for, among other things, the construction of River City, completion of Lumière Place and the acquisition of additional real estate for our Atlantic City project. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, our compliance with covenants contained in the Credit Facility and indentures, and our ability to access the credit and capital markets.

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
		(in millions)
Net cash provided by operating activities	$129.3	$153.4	$206.5	(15.7)%	(25.7)%
Net cash used in investing activities	$(306.0)	$(566.2)	$(459.3)	46.0%	23.3%
Net cash providing by financing activities	$101.9	$414.6	$294.1	(75.4)%	41.0%
Operating Cash Flow
Our decrease in cash provided by operating activities in 2008 from 2007 is primarily due to a slight deterioration in operating results and cash payments for previously accrued accounts payable, offset by the collection of insurance proceeds in the year.
Our decrease in cash provided by operating activities in 2007 from 2006 is the result of large cash payments totaling $44.7 million received in 2006 related to our terminated merger agreement with Aztar Corporation.
Investing Cash Flow
Cash used in investing activities has decreased in 2008 from 2007 due to the substantial completion of our Lumière Place and expanded L’Auberge du Lac projects in December 2007. During 2008, we finalized these two projects, purchased land in Atlantic City for our future Atlantic City project, and continued construction of River City. The results for 2006 include the various acquisitions completed in November and December of that year. The following is a summary of our capital expenditures for the years ended December 31, 2008, 2007 and 2006:

	For the year ended December 31,
	2008	2007	2006
		(in millions)
Capital expenditures by property or development included:
Lumière Place	$83.5	$322.8	$104.3
Sugarcane Bay	11.2	3.1	—
Atlantic City (a)	99.4	37.2	—
River City	51.7	18.3	18.1
Baton Rouge	1.0	21.4	—
L’Auberge du Lac	23.4	69.8	14.4
Boomtown New Orleans	7.6	4.7	12.0
Belterra Casino Resort	5.7	13.9	6.7
Boomtown Bossier City	3.1	2.3	4.6
Boomtown Reno	7.0	2.5	3.1
Casino Magic Argentina	4.5	10.5	6.9
Other	7.9	39.1	16.4

Total capital expenditures	$306.0	$545.6	$186.5

(a)	The 2008 capital expenditures for Atlantic City include approximately $76.7 million for the purchase of land adjoining the original land purchase. In October 2008, management determined that it is in the best interests of the Company to complete certain demolition activities, but otherwise suspend substantially all such development activities indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets.

The principal construction in progress as of December 31, 2008 is the River City casino in south St. Louis County. The total estimated budget of Phase One of River City is $380 million, which includes $22.7 million in capitalized interest. This is an increase from the previous budget of $375 million, reflecting an increase in the anticipated amount of capitalized interest. Such increase reflects a higher average interest rate used in the capitalized interest calculation and a longer period of time for construction than was originally anticipated. Such project costs do not include start-up cage cash or the non-cash accrual for rent during the construction period. We have incurred costs of $126 million as of December 31, 2008. Provided continued compliance with the financial covenants and other borrowing conditions, management anticipates that the $172 million in currently available liquidity under the Credit Facility as of March 6, 2009, as well as our surplus cash and anticipated cash flows from operations, will provide the funding required for completion. There is no certainty that this will be the case.
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
In 2009 and for the next several years, our anticipated capital needs include the following:
•	In connection with our River City project, we have entered into a lease and development agreement with the St. Louis County Port Authority. Pursuant to the terms of the lease and development agreement, the project is to be developed in two phases. We are required to invest $375 million in the first phase and $75 million in the second phase, which must be completed three years from the opening of phase one. The maximum that we would have to pay is $20 million if the second phase is never completed. The gaming facilities of phase one are scheduled to be completed and expect to be open to the public by early 2010;
•	In June 2007, the Louisiana Gaming Control Board (the “LGCB”) approved our architectural plans for the proposed $350 million Sugarcane Bay project to be built adjacent to our L’Auberge du Lac facility in Lake Charles, Louisiana. We are required to complete specific milestones within certain timeframes and complete construction within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB. We have cumulatively invested approximately $25.6 million in capital expenditures and pre-opening costs as of December 31, 2008 on such project. On February 17, 2009, the LGCB granted our petition to modify the Statement of Conditions to Riverboat Gaming License for Sugarcane Bay (the “Sugarcane Bay Conditions”) relating to the completion of construction of the Sugarcane Bay project by extending the deadline for completion of construction by ninety (90) days. Construction must now be completed by July 30, 2010, absent further extension or modification by the LGCB. During the hearing at which the petition was approved, we also indicated to the LGCB that depending on the condition of the capital markets, we may need to seek additional extensions of time to complete construction. There is no certainty that the LGCB will grant any additional extension of time to complete construction, or that it will otherwise modify the Sugarcane Bay Conditions upon request made. In the event that the LGCB determines that we are in violation of the Sugarcane Bay Conditions, it could take disciplinary action, including, but not limited to, revocation of the license for Sugarcane Bay. Construction of Sugarcane Bay will require additional financing by us which is not currently available on reasonable terms in the constrained capital markets;

•	In February 2008, voters in the East Baton Rouge Parish approved the site for our proposed casino-hotel entertainment complex in Baton Rouge, Louisiana. We had previously received approval from the LGCB for this project. Construction will still require zoning and other local approvals. Construction is expected to cost approximately $250 million and includes a casino, a 100-guestroom hotel and several entertainment and dining options. Similar to Sugarcane Bay, we are required to complete specific milestones within certain timeframes and complete construction of the first phase within 18 months of commencing excavating and grading work for the foundations, subject to certain approvals by the LGCB. We have cumulatively invested approximately $31.0 million in capital expenditures and pre-opening costs as of December 31, 2008 on such project, of which $24.5 million was for the purchase of the approximately 575 acre site. On February 17, 2009, the LGCB granted our petition to modify the Statement of Conditions to Riverboat Gaming License for the Baton Rouge project (the “Baton Rouge Conditions”) relating to entering into and submitting to the LGCB all necessary contracts for construction of the project by extending the deadline for such execution and submission by ninety (90) days. Such contracts must now be entered into by May 19, 2009 absent further extension or modification by the LGCB. During the hearing at which the petition was approved, we also indicated to the LGCB that depending on the condition of the capital markets, we may need to seek additional extensions of time to enter into such contracts. There is no certainty that the LGCB will grant any additional extension of time to enter into contracts, or that it will otherwise modify the Baton Rouge Conditions upon request made. In the event that the LGCB determines that we are in violation of the Baton Rouge Conditions, it could take disciplinary action, including, but not limited to, revocation of the license for the Baton Rouge project;
•	We intend to oversee the development at a future date of at least $50 million of real estate projects in downtown St. Louis, Missouri, which we are required to complete by December 2012. The total cost of such projects must be at least $50 million; however, our investment in such projects can be substantially less, as such projects may be developed in partnership with others. If we and our development partners collectively fail to invest $50 million in real estate projects by December 2012, we would be obligated to pay a fee of $1.0 million in January 2013, $2.0 million in January 2014 and $2.0 million annually thereafter, adjusted by the change in the consumer price index; and
•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million per year.
Management’s intention is to use existing cash resources, cash flows from operations and funds available under the Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. As discussed in more detail in the Risk Factors above, the continued credit crisis, recession and related turmoil in the global financial system has had and may continue to have an effect on our liquidity. The significant distress recently experienced by financial institutions has had and may continue to have far-reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Under our most restrictive indenture, we are currently permitted to incur up to $350 million in senior indebtedness under a certain debt basket, of which approximately $172 million could be additionally borrowed under our Credit Facility, subject to covenant compliance, utilizing such debt basket as of March 6, 2009.
Given that indenture borrowing limit, we expect to supplement borrowings under our Credit Facility with existing cash and cash generated from operations through early 2010 to fund the completion of River City. However, the financial covenants within our Credit Facility are scheduled to tighten during 2009 and beyond, and as a result, we could experience difficulty in meeting such covenants as we increase our revolver borrowings to complete River City. Failure to meet such covenants, or failure to have such covenants amended, could prevent further borrowings under the Credit Facility. While we currently believe we will have sufficient funds to complete River City, there is no certainty that this will be the case. In particular, if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete River City unless we sell assets, enter into leasing facilities, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all, particularly in the absence of considerable improvements in the capital markets or covenant relief under our Credit Facility.
Our substantial funding needs in connection with our development projects, if pursued, would require us to raise substantial amounts of capital from outside sources. As a result of the continued turmoil in the capital markets, the availability of financing is extremely constrained, expensive and potentially unavailable. We cannot accurately predict when or if the capital markets will return to more normalized conditions. If the current capital market environment does not improve, we may not be able to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the necessity to access the capital markets on less than favorable terms, may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain additional financing on potentially unfavorable terms. Management intends to proceed with construction of its various projects only when it believes that financing can be arranged on terms favorable to the Company.
In addition to the effect that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, an extension of the credit crisis to other industries could adversely affect overall demand, particularly leisure travel and discretionary expenditures, which could have a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend during those visits below what they would normally wager and spend in better economic times. All of these effects could have a material adverse effect on our liquidity.

Financing Cash Flow
Financing cash flow is the net result of borrowings and repayments under our Credit Facility and the result of other capital-raising efforts. During 2006, we borrowed $135 million and repaid $20 million under the Credit Facility and consummated a public offering resulting in net proceeds of $179 million. During 2007, we borrowed $50 million under our Credit Facility. We also consummated a public offering resulting in net proceeds of approximately $353 million and issued senior subordinated notes resulting in proceeds of $379 million. These proceeds were used to repay debt of $362 million, including a $275 million term loan facility, $25 million to purchase some of our 8.25% senior subordinated notes due 2012, and a $60 million repayment of the Credit Facility. During 2008, we borrowed $242 million and repaid $140 million under the Credit Facility.
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
As of December 31, 2008, our indebtedness of $943 million consists of $152 million drawn on our Credit Facility, $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015, $275 million aggregate principal amount of 8.25% senior subordinated notes due 2012, $135 million aggregate principal amount of 8.75% senior subordinated notes due 2013 and certain other debt.
At December 31, 2008, we had issued approximately $12.6 million of irrevocable letters of credit, which includes $3.0 million associated with our River City project and $9.6 million for various self-insurance programs.
In January and February 2009, we borrowed a total of approximately $13.8 million under our Credit Facility. As noted below, Lehman Commercial Paper, Inc. (“LCPI”), a lender under the Credit Facility, filed for bankruptcy in early October 2008 and since that time has failed to fund its proportionate share of its commitment under the Credit Facility, including approximately $1.2 million of funding requests in January and February 2009. In each case, the borrowings were initially base rate borrowings, which accrue interest at a Base Rate plus a margin, which margin is 0.5%. However, over the course of the two months of January and February 2009, a majority of such borrowings were converted into LIBOR loans, such that as of March 6, 2009, all but approximately $611,000 of the borrowings under the Credit Facility are LIBOR loans. LIBOR loans accrue interest at a LIBOR rate plus a margin, which margin is currently 2.0%. As of March 6, 2009, we have drawn $166 million and $12.6 million was utilized under various letters of credit.
On October 5, 2008, LCPI, which is one of the lenders under our Credit Facility, filed for bankruptcy. LCPI had committed $48 million towards our $625 million Credit Facility. LCPI funded its portion of the Credit Facility through September 30, 2008, or approximately $9.6 million of the then outstanding balance of $125 million. In the fourth quarter of 2008 and the first quarter of 2009, when the Company attempted to increase its borrowing under the Credit Facility, LCPI failed to fund its proportionate share. We believe that it is unlikely that LCPI would provide its proportionate share if the Company drew additional sums under its Credit Facility. Hence, the $625 million Credit Facility is effectively a $586 million Credit Facility. As noted below, the indenture governing our 8.75% senior subordinated notes due 2013 restricts the amount that we can borrow under our Credit Facility to $350 million and therefore any de facto reduction in the total size of our Credit Facility resulting from LCPI’s inability to fund does not currently affect our liquidity.
We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings and certain asset sales and dispositions. No such payments have been made or are required at this time. In addition, we are required to prepay borrowings under the Credit Facility with a percentage of our “Excess Cash Flow” as defined in the Credit Facility. No such payments have been made, nor does management believe such payments will be required in the foreseeable future, as such definition of Excess Cash Flow incorporates capital spending activities in a given year and our capital expenditure plans are substantial. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.
For borrowings under the Credit Facility, the interest rate is computed as a margin over LIBOR plus 2.0% or prime plus 0.5% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of December 31, 2008, LIBOR was 0.43% and prime was 3.75%. The Credit Facility also bears commitment fees, which are based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2008, approximately 83.8% of our debt was at fixed versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The Credit Facility provides for permitted capital expenditures for our River City project, maintaining our existing casinos and hotels and for various new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or equity transactions.
As of December 31, 2008, we believe we were in compliance with all of the financial covenants in our Credit Facility. Such covenants envisioned completion of River City at an earlier date than such completion is currently expected. As a result, the covenant ratios are scheduled to tighten, even as borrowings grow in order to fund completion. A deterioration in operating results could affect our ability to comply with financial covenant ratios in our Credit Facility and to fund River City and our other construction projects. Given the uncertain outlook in the economy, we may choose to modify such covenants, even if we are unsure that such modification is necessary. Such amendments may not be available, and if available, could be at significantly increased costs and may adversely affect our financial results. If the current capital market environment does not improve and we are unable to amend our Credit Facility or obtain a waiver from our lenders, we may have to delay, reduce or cancel some of our current development projects.
The obligations under the Credit Facility are secured by most of our assets and those of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. Our subsidiaries that own the Atlantic City site and related parcels of land, our Argentine operations, our airplane, approximately $59.1 million in cash, cash equivalents and marketable securities as of December 31, 2008, and certain other assets are unrestricted subsidiaries under the Credit Facility. We believe we were in compliance with all such covenants as of December 31, 2008.
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
In June 2007, we issued $385 million in aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”). The 7.50% Notes were issued at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $379 million. We retired our then-outstanding $275 million term loan, discussed above, and we used a portion of the proceeds to purchase $25.0 million in aggregate principal amount of our 8.25% Notes.
Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Under our indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2:1. As of December 31, 2008, our Consolidated Coverage Ratio was below 2:1.
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
The 7.50% Notes become callable at a premium over their face amount on June 15, 2011, and the 8.25% Notes and 8.75% Notes became callable at a premium over their face amount in March 2008 and October 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. The 7.50% Notes are redeemable prior to such time at a price that reflects a yield to first call equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
While we are proceeding with our development projects in Missouri and Louisiana, construction and completion of our various projects may require amending the terms of some of our debt and Credit Facility and accessing the capital markets, which would be difficult or expensive under current market conditions. If the capital markets do not improve, we may be forced to adopt one or more alternatives, such as incurring debt on less-than-favorable terms, delaying or reducing planned development and expansion projects, selling assets, restructuring or modifying debt, or obtaining additional equity financing. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from historical levels. We may choose to cancel or delay projects rather than issue equity at these levels. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the returns of investing in our securities. The inability to access the capital markets when needed, or the incurrence of debt on less than favorable terms, may impair our growth and materially and adversely affect our returns from new projects and expansions and our financial condition, results of operations and cash flow and the per share trading price of our common stock. For further discussion of the impact of the current disruption in the credit markets on our development plans, see Part I, Item 1A—Risk Factors.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2008:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-Term Debt Obligations (a)	$1,274.4	$63.7	$278.8	$503.0	$428.9	$—
Operating Lease Obligations (b)	588.1	8.6	21.6	22.2	535.7	—
Purchase Obligations: (c)
Construction contractual obligations (d)	147.5	6.0	141.5	—	—	—
Other (e)	55.2	39.4	13.5	2.3	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance sheet under GAAP (f)	24.7	10.7	—	—	—	14.0

Total	$2,089.9	$128.4	$455.4	$527.5	$964.6	$14.0

(a)	Includes interest obligations associated with the debt obligations outstanding as of December 31, 2008, and through the debt maturity date.

(b)	For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on us.

(d)	Includes contracts executed as of December 31, 2008 for completion of our River City project, which contracts are included in the project budgets. Such contracts could be cancelled and Pinnacle would be obligated primarily for goods and services provided through the date of cancellation, plus certain other fees and expenses.

(e)	Includes open purchase orders, employment agreements, deferred bonus obligations and the estimated withdrawal liability associated with a union-sponsored multi-employer pension benefit plan.

(f)	Includes executive deferred compensation, director’s post-retirement plan and FIN 48 reserves. The amount included in the “Other” column includes FIN 48 liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.
The table above excludes certain commitments as of December 31, 2008, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. Such commitments include: (i) the remaining $50 million commitment for residential housing, retail, or mixed-use development stipulated by our City of St. Louis redevelopment agreement, which must be completed by December 19, 2012; (ii) the remaining project costs for phase one and phase two under our lease and development agreement with the St. Louis County Port Authority, which excludes the amounts covered by our guaranteed maximum price agreement regarding River City; (iii) expenditures associated with our proposed expansion and development projects at Sugarcane Bay, River City, Baton Rouge and Atlantic City; (iv) the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005; (v) the $4.0 million to $10.0 million of industrial revenue bonds at Boomtown Reno that we have agreed to purchase under certain circumstances, if necessary.
CRITICAL ACCOUNTING ESTIMATES
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
We have determined that the following accounting policies and related estimates are critical to the preparation of our audited Consolidated Financial Statements:
Land, buildings, riverboats and equipment: We have a significant investment in long-lived property and equipment, which represents approximately 85% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. We review the carrying value of our property and equipment used in operation whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition.

During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of gaming stocks and gaming assets. As a result, management determined that a triggering event in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” occurred in the fourth quarter of 2008. Given the continuing deterioration in commercial real estate values, uncertainties surrounding the Company’s access to sufficient resources to adequately finance the majority of its development pipeline and poor operating performance at Boomtown Reno and The Admiral Riverboat Casino for the past 12 months, we tested all development project land holdings and related capitalized costs and long-lived assets at Boomtown Reno and The Admiral Riverboat Casino for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs and buildings, riverboats and equipment were. The determination of fair value uses accounting judgments and estimates, including market conditions. Changes in estimates or application of alternative assumptions could produce significantly different results.
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
Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. As required by the standard, we review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment.
Goodwill and Other Intangible Assets: We account for goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires an annual review of goodwill and indefinite-lived intangible assets for impairment, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2008, goodwill and indefinite-lived intangible assets were tested for recoverability. The fair value of each reporting unit was then compared with the carrying value to determine if any impairment exists. During the fourth quarter of 2008, we determined that the carrying amounts of goodwill associated with Boomtown Reno and The Admiral Riverboat Casino properties were impaired by $9.9 million and $18.6 million, respectively. The required two-step approach uses accounting judgments and estimates, including forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums and terminal values. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level.
Indefinite-lived intangible assets were tested for recoverability using the Greenfield/Build Up approach from a market participant viewpoint. This approach uses accounting judgments and estimates, including future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums and terminal values. Changes in estimates or the application of alternative assumptions could produce significantly different results. As a result of this test, we determined that the carrying amount of indefinite-lived intangible assets associated with our gaming licenses at Boomtown Bossier City, Sugarcane Bay and Baton Rouge were impaired by $5.7 million, $20.3 million and $15.4 million, respectively.
Insurance Receivables: We have significant receivables from an insurance company related to our former Biloxi property, which was destroyed by Hurricane Katrina. We record receivables to the extent of our net book value for physical property damage and for actual costs incurred under the business-interruption coverage. Until such claims are resolved, no gains for coverage in excess of net book value and no potential insurance recoveries for lost profits are recorded. Significant estimates are required in determining the amount of our insurance claims.
Share-based Compensation: Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in our audited Consolidated Financial Statements. The cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense over the vesting period of the equity award. We measure the fair value of the award using the Black-Scholes option pricing model. There are several management assumptions required to determine the inputs into the Black-Scholes model, such as stock price volatility and expected term assumptions which can significantly impact the fair value of share-based payments and the associated compensation cost.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
SFAS No. 141(R) In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS No. 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We currently do not have any pending business combinations, thus SFAS No. 141(R) is not expected to have an effect on our audited Consolidated Financial Statements upon adoption.
SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for us on January 1, 2009 (our first fiscal year beginning after December 15, 2008). We currently do not have subsidiaries in which we have a non-controlling interest; thus, SFAS No. 160 is not expected to have an effect on our audited Consolidated Financial Statements upon adoption.
SFAS No. 161 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 will become effective for us on January 1, 2009 (our first fiscal year beginning after November 15, 2008). We currently do not utilize derivatives and hedging activities; thus, SFAS No. 161 is not expected to have an effect on our audited Consolidated Financial Statements.
FSP No. EITF 03-6-1 In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We believe that the adoption of FSP No. EITF 03-6-1 will not have an effect on our audited Consolidated Financial Statements, as our current share-based awards do not include dividend rights.
SFAS No. 162 In May 2008, the FASB issued SFAS No.162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of non-governmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and the adoption did not have a material effect on our audited Consolidated Financial Statements.
FSP No. FAS 142-3 In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets", and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We believe that the adoption of FSP 142-3 will not have a material effect on our audited Consolidated Financial Statements.

FSP No. FAS 157-2 In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157, “Fair Value Measurements” to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS No. 157 is permitted. We have applied SFAS No. 157 in the fair value calculations for our testing of land and development costs, buildings, riverboats and equipment, goodwill, and indefinite-lived intangible assets as of December 31, 2008.
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our audited Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010. As of December 31, 2008, there was $152 million outstanding under this revolving credit facility and $12.6 million utilized under various letters of credit. Our borrowings under our Credit Facility accrue interest at LIBOR plus a margin determined by our current coverage ratio, which margin is currently 2.0%. If LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $1.5 million per year, assuming constant debt levels.
We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at December 31, 2008 were $31.4 million, or approximately 1.6% of our consolidated assets.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2008. At December 31, 2008, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

								Fair
Liabilities	2009	2010	2011	2012	2013	Thereafter	Total	Value
				(in thousands)
Revolver Loan Facility(a)	—	$151,766	—	—	—	—	$151,766	$113,824
Rate	3.48%	3.48%	3.48%	3.48%	3.48%	3.48%	3.48%
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$221,760
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	—	—	—	$275,000	—	—	$275,000	$207,900
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	—	—	—	—	$135,000	—	$135,000	$106,110
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$90	$97	$98	$102	$110	$443	$940	$940
Avg. Interest rate	7.33%	7.33%	7.33%	7.25%	7.25%	7.25%	7.25%

(a)	The revolving credit facility has a floating interest rate per annum, determined quarterly, based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which is currently LIBOR plus a margin of 2.0%.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated income statements, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Uncertainty in Income Taxes.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 9, 2009

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED INCOME STATEMENTS

	For the year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Revenues:
Gaming	$903,780	$809,380	$782,120
Food and beverage	63,248	46,299	45,464
Lodging	37,101	23,431	30,346
Truck stop and service station	12,920	18,429	29,890
Other	27,635	24,275	23,640

	1,044,684	921,814	911,460

Expenses and other costs:
Gaming	542,309	471,426	443,444
Food and beverage	65,469	46,680	43,813
Lodging	24,613	11,698	14,724
Truck stop and service station	12,657	17,502	28,246
Other	13,574	11,481	11,494
General and administrative	235,658	200,730	173,519
Depreciation and amortization	117,846	80,334	68,702
Pre-opening and development costs	55,371	60,783	29,270
Impairment of goodwill	28,543	—	—
Impairment of indefinite-lived intangible assets	41,387	—	—
Impairment of land and development costs	227,954	—	—
Impairment of buildings, riverboats and equipment	20,330	4,852	—
Write-downs, reserves and recoveries, net	4,292	(488)	—

	1,390,003	904,998	813,212

Operating Income (Loss)	(345,319)	16,816	98,248
Other non-operating income	2,715	15,510	16,009
Interest expense, net of capitalized interest	(53,049)	(25,715)	(53,678)
Impairment of investment in equity securities	(29,088)	—	—
Merger termination proceeds, net of related expenses	—	—	44,731
Loss on early extinguishment of debt	—	(6,124)	—

Income (loss) from continuing operations before income taxes	(424,741)	487	105,310
Income tax benefit (expense)	54,545	(443)	(42,088)
Minority interest	—	—	100

Income (loss) from continuing operations	(370,196)	44	63,322
Income (loss) from discontinued operations, net of income taxes	47,599	(1,450)	13,564

Net income (loss)	$(322,597)	$(1,406)	$76,886

Net income per common share—basic
Income (loss) from continuing operations	$(6.17)	$0.00	$1.33
Income (loss) from discontinued operations, net of income taxes	0.79	(0.02)	0.28

Net income (loss) per common share—basic	$(5.38)	$(0.02)	$1.61

Net income per common share—diluted
Income (loss) from continuing operations	$(6.17)	$0.00	$1.28
Income (loss) from discontinued operations, net of income taxes	0.79	(0.02)	0.28

Net income (loss) per common share—diluted	$(5.38)	$(0.02)	$1.56

Number of shares—basic	59,966	59,221	47,629
Number of shares—diluted	59,966	59,221	49,272
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands, except
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$115,712	$191,124
Accounts receivable, net of allowance for doubtful accounts of $11,848 and $11,321	26,348	20,562
Inventories	6,425	6,688
Prepaid expenses and other assets	18,845	54,092
Deferred income taxes (Note 4)	—	9,213

Total current assets	167,330	281,679
Restricted cash	9,318	6,163
Land, buildings, riverboats and equipment: (Note 2)
Land and land improvements	407,169	470,568
Buildings, riverboats and improvements	1,099,204	1,002,402
Furniture, fixtures and equipment	436,887	437,120
Construction in progress	127,407	150,657

	2,070,667	2,060,747
Less: accumulated depreciation	(440,630)	(346,405)

	1,630,037	1,714,342
Assets held for sale	2,687	1,940
Goodwill (Note 8)	16,742	45,286
Intangible assets, net (Note 1)	32,607	74,487
Other assets, net	60,503	69,647

	$1,919,224	$2,193,544

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$45,755	$86,736
Accrued interest	11,010	11,136
Accrued compensation	41,574	41,533
Accrued taxes	17,089	20,718
Other accrued liabilities	55,060	51,945
Deferred income taxes	4,029	—
Current portion of long-term debt (Note 3)	89	87

Total current liabilities	174,606	212,155
Long-term debt less current portion (Note 3)	943,243	841,214
Other long-term liabilities	59,831	70,272
Deferred income taxes (Note 4)	2,198	17,544
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common—$0.10 par value, 59,981,181 and 59,887,181 shares outstanding, net of treasury shares	6,199	6,190
Additional paid in capital	999,419	989,589
Retained earnings	(230,077)	92,520
Accumulated other comprehensive loss	(16,105)	(15,850)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	739,346	1,052,359

	$1,919,224	$2,193,544

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

				Accumulated
		Additional		Other		Total
	Common	Paid In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
			(in thousands)
Balance as of January 1, 2006	$4,298	$435,512	$19,203	$(11,109)	$(20,090)	$427,814
Net income	—	—	76,886	—	—	76,886
Foreign currency translation loss	—	—	—	(651)	—	(651)

Total comprehensive income						76,235

Share-based compensation	—	6,146	—	—	—	6,146
Common stock option exercises	31	3,246	—	—	—	3,277
Equity offerings	690	178,172	—	—	—	178,862
Tax benefit from stock option exercises	—	2,249	—	—	—	2,249

Balance as of December 31, 2006	$5,019	$625,325	$96,089	$(11,760)	$(20,090)	$694,583
Net loss	—	—	(1,406)	—	—	(1,406)
Foreign currency translation loss	—	—	—	(652)	—	(652)
Post-retirement benefit obligations	—	—	—	(80)	—	(80)
Unrealized loss on marketable securities available for sale, net of income tax	—	—	—	(3,358)	—	(3,358)

Total comprehensive loss						(5,496)

FIN 48 adoption adjustment	—	—	(2,163)	—	—	(2,163)
Share-based compensation	—	8,432	—	—	—	8,432
Common stock option exercises	21	2,330	—	—	—	2,351
Equity offerings	1,150	352,188	—	—	—	353,338
Tax benefit from stock option exercises	—	1,314	—	—	—	1,314
Balance as of December 31, 2007	$6,190	$989,589	92,520	$(15,850)	$(20,090)	$1,052,359

Net loss	—	—	(322,597)	—	—	(322,597)
Foreign currency translation loss	—	—	—	(2,393)	—	(2,393)
Post-retirement benefit obligations	—	72	—	(1,203)	—	(1,131)

Total comprehensive loss						(326,121)
Share-based compensation	—	9,162	—	—	—	9,162
Common stock option exercises	9	697	—	—	—	706
Realized loss on marketable securities available for sale	—	—	—	3,341	—	3,341
Tax benefit from stock option exercises	—	(101)	—	—	—	(101)

Balance as of December 31, 2008	$6,199	$999,419	$(230,077)	$(16,105)	$(20,090)	$739,346

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(322,597)	$(1,406)	$76,886
Depreciation and amortization	118,262	81,037	69,120
Impairment of goodwill	28,543	—	—
Impairment of indefinite-lived intangible assets	41,387	—	—
Impairment of land and development costs	227,954	—	—
Impairment of buildings, riverboats and equipment	24,598	—	—
Loss (gain) on sale of assets	3,155	(488)	(27,165)
Write-downs, reserves and recoveries, net	1,513	4,852	4,939
Impairment of investment in equity securities	29,088	—	—
Provision for bad debts	3,392	3,949	3,211
Amortization of debt issuance costs	4,888	4,289	3,716
Share-based compensation expense	9,162	8,427	5,638
Tax benefit from stock option exercises	(101)	1,314	2,249
Advances of insurance claims in excess of book value	2,018	5,000	—
Change in income taxes	(23,068)	(1,464)	40,425
Loss on extinguishment of debt	—	6,124	—
Excess tax benefit from stock equity plans	—	(1,136)	(1,853)
Net change in insurance receivable	—	—	16,734
Excess insurance proceeds	—	—	16,688
Changes in operating assets and liabilities:
Receivables	(3,492)	4,740	(6,251)
Prepaid expenses and other	(250)	(189)	(2,671)
Other long-term assets	(3,220)	—	—
Accounts payable	(11,364)	21,950	(4,417)
Other accrued liabilities	150	3,185	(2,962)
Accrued interest	(126)	459	(89)
Other long-term liabilities	(547)	—	—
Change in long-term accounts, net	—	12,778	12,329

Net cash provided by operating activities	129,345	153,421	206,527

Cash flows from investing activities:
Capital expenditures and land additions	(306,044)	(545,644)	(186,533)
Kansas City application deposit	(25,000)	—	—
Kansas City application refund	25,000	—	—
Change in restricted cash	(582)	21,914	(18,387)
Proceeds from sale of property and equipment	561	7,505	88,330
Payments for asset acquisitions, net of cash acquired	—	—	(334,224)
Payments for businesses acquired, net of cash acquired	—	—	(41,322)
Investment in available for sale securities	—	(39,849)	—
Additional funding for 2006 asset acquisitions	—	(10,087)	—
Insurance proceeds for hurricane damages	—	—	32,813

Net cash used in investing activities	(306,065)	(566,161)	(459,323)

Cash flows from financing activities:
Proceeds from credit facility	241,766	50,000	135,000
Repayments under credit facility	(140,000)	(335,000)	(20,000)
Proceeds from other secured and unsecured notes payable	20	—	—
Payment on other secured and unsecured notes payable	(87)	(2,075)	(1,390)
Proceeds from common stock options exercised	706	2,351	3,277
Debt issuance and other financing costs	(510)	(9,418)	(3,477)
Payment on 8.25% senior subordinated notes	—	(25,000)	—
Proceeds from 7.50% senior subordinated notes	—	379,321	—
Proceeds from common stock equity offerings, net of offering costs	—	353,338	178,862
Other financing activities, net	—	(17)	3
Excess tax benefits from stock equity plans	—	1,136	1,853

Net cash provided by financing activities	101,895	414,636	294,128

Effect of exchange rate changes on cash and cash equivalents	(587)	652	(88)

Increase (decrease) in cash and cash equivalents	(75,412)	2,548	41,244
Cash and cash equivalents at the beginning of the year	191,124	188,576	147,332

Cash and cash equivalents at the end of the year	$115,712	$191,124	$188,576

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$47,596	$20,552	$50,562
Cash received (paid) for income taxes, net	4,281	1,158	20,077
Increase (decrease) in construction related deposits and liabilities	(15,147)	19,102	6,152
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is a developer, owner and operator of casinos and related hospitality and entertainment facilities. As of December 31, 2008, we operated seven domestic casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City”, respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“Lumière Place Casino” and “The Admiral Riverboat Casino”). Internationally, we operate one significant casino and several small casinos in Argentina (“Casino Magic Argentina”). We view each property as an operating segment and aggregate our Argentine casinos into the “Casino Magic Argentina” reporting segment. In these footnotes, the words “Company”, “Pinnacle”, “we”, “our” and “us” refer to Pinnacle Entertainment, Inc., a Delaware corporation, and its wholly-owned subsidiaries, unless otherwise stated or the context requires otherwise.
In July 2008, we announced plans to sell or otherwise discontinue operations of The Casino at Emerald Bay and closed the casino on January 2, 2009, as a suitable buyer had not yet been located. We have classified the related assets as held for sale in our audited Consolidated Balance Sheets and have included its results in discontinued operations. For a more detailed description, see Note 7.
Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, we are constructing a casino named River City. In Lake Charles, Louisiana, we are developing a second casino resort to be called Sugarcane Bay. We are also developing a casino-hotel in Baton Rouge, Louisiana. Each of these projects is subject to various regulatory approvals. In Atlantic City, New Jersey, we own a casino site at the heart of the famed Boardwalk and have pursued development activities. In October 2008, management determined that it is in the best interests of the Company to complete certain demolition projects but to otherwise suspend substantially all such development activities indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets.
Principles of Consolidation The accompanying audited Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries and have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). All inter-company accounts and transactions have been eliminated.
Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves, and estimates of the forfeiture rate, expected life of options and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
Cash and Cash Equivalents Cash and cash equivalents totaled approximately $115.7 million and $191.1 million at December 31, 2008 and 2007, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.
Restricted Cash Current restricted cash consists of cash and highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value. Long-term restricted cash at December 31, 2008 and 2007 consists primarily of an indemnification trust deposit of approximately $5.7 million and $5.5 million, respectively.
Accounts Receivable Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $11.8 million and $11.3 million as of December 31, 2008 and 2007, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. We extend casino credit to approved customers in states where it is permitted following background checks and investigations of creditworthiness.
Inventories Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out method and the weighted average methods.

Fair Value Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Quoted market pries in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.
SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the year ended December 31, 2008, we elected not to use the fair value option permitted under SFAS No. 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.
As of December 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets:
Available-for-Sale Securities	$10.8	$10.8	$—	$—

Total assets at fair value	$10.8	$10.8	$—	$—

Liabilities:
Board of directors phantom stock units	$0.6	$0.6	$—	$—

Total liabilities at fair value	$0.6	$0.6	$—	$—

For each major category of assets and liabilities measured at fair value on a nonrecurring basis during the period, SFAS No. 157 requires disclosures about the fair value measurements. As of December 31, 2008, our assets that are measured at fair value on a non-recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Long-lived assets held and used	$281.6	$—	$—	$281.6
Long-lived assets held for sale	2.7	—	—	2.7
Non-amortizing intangible assets	30.0	—	—	30.0

Total assets at fair value	$314.3	$—	$—	$314.3

Available-for-Sale Securities: We classify all equity securities that we hold as current available-for-sale securities. Available-for-sale securities are recorded at fair value measured entirely using “Level 1” inputs under SFAS No. 157, which are observable inputs for identical assets such as quoted market values for the securities, and temporary unrealized holding gains and losses are recorded, net of tax, as a separate component of “Accumulated other comprehensive loss” on the audited Consolidated Balance Sheets. Unrealized losses are charged against net earnings when a decline in fair value is determined to be “other-than-temporary.” In accordance with the Financial Accounting Standards Board’s (the “FASB”) Staff Position FAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, we review several factors to determine if a loss is “other-than-temporary.” These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position; (ii) the extent to which fair value is less than cost; (iii) the financial condition and near-term prospects of the issuer; and (iv) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.
We own 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor. We had purchased such shares with the intent of proposing a combination of the two companies. However, with the changes in the financial markets, management determined that such combination was no longer in the best interests of our stockholders. As of June 30, 2008, we determined that the fair value of these shares was “other-than-temporarily” impaired and recorded an initial impairment charge of $22.6 million based on the June 30, 2008 fair market value of such securities and during the fourth quarter, due to the severity and duration of the decline in fair value, we determined the shares were again “other-than-temporarily” impaired and we recorded an additional $6.4 million impairment charged based on the December 31, 2008 fair market value. This impairment adjustment established a new basis of $10.8 million, or $8.64 per share, for our investment, which investment is included in “Other assets, net” on the audited Consolidated Balance Sheets.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $245 million and $330 million at December 31, 2008 and 2007, respectively. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at December 31, 2008 relates primarily to our River City project, while construction in progress at December 31, 2007 related primarily to our Lumière Place, River City and Atlantic City projects. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $117.8 million, $80.5 million and $68.7 million, respectively. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest amounted to $25.2 million, $42.9 million and $5.8 million in 2008, 2007 and 2006, respectively.

We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income.
We depreciate our land improvements, buildings, riverboats and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Years
Land improvements	5 to 35
Buildings and improvements	15 to 35
Vessels	10 to 25
Equipment	3 to 20
Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, we review the carrying value of land, buildings, riverboats and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value, an impairment charge is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which for most of our assets is the individual casino. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value. See Note 2, Note 9 and Note 10 for further explanation.
Goodwill and Other Intangible Assets Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Based on assessments performed, we recorded impairments to goodwill of $28.5 million for year ended December 31, 2008. There were no impairments to goodwill in 2007 or 2006. For a more detailed description of the impairments to goodwill, see Note 8.
Non-amortizing Intangible Asset: Non-amortizing intangible assets consist primarily of gaming licenses and are subject to an annual assessment for impairment by applying a fair-value-based test in accordance with SFAS No. 142. Indefinite-lived intangible assets were tested for recoverability using the Greenfield/Build Up approach from a market participant viewpoint. Based on assessments performed, we recorded impairment charges of $5.7 million, $20.3 million, and $15.4 million in connection with the gaming licenses of Boomtown Bossier City, Sugarcane Bay and Baton Rouge, respectively. There were no impairments in 2007 or 2006. Non-amortizing intangible assets, after impairments, have a remaining carrying value of $31.8 million and $73.3 million at December 31, 2008 and 2007, respectively.
Amortizing Intangible Asset: Amortizing intangible assets consist of the following:

	For the year ended December 31,
	2008	2007
	(in millions)
Concession agreement	$1.0	$1.0
Vendor licenses	0.2	0.2
Trade name	0.7	0.7

Total intangible assets	1.9	1.9
Less accumulated amortization:
Concession agreement	0.2	0.1
Vendor licenses	0.2	0.2
Trade name	0.7	$0.4

Intangible assets, net	$0.8	$1.2

Our concession agreement in Argentina provides us with certain exclusive rights to operate casinos in major cities of the Province of Neuquén. In June 2008, all of the 32 guestrooms of the hotel that adjoins the principal casino in Neuquén were opened under the terms of our concession agreement. Our exclusivity rights are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting formal government approval of such extension. Based on satisfaction of the conditions in the concession agreement, we are amortizing the concession agreement through 2021. The unamortized costs as of December 31, 2008 and 2007 were $753,000 and $893,000, respectively. Estimated future amortization expense for each of the next five years, applying the average peso-to-dollar exchange rate for the year ended December 31, 2008 to each such period, is approximately $67,000. Total amortization expense for intangible assets was $415,000, $404,000 and $377,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Unamortized Debt Issuance Cost Debt issuance costs include debt discounts or premiums and other costs incurred in connection with the issuance of debt and are capitalized and amortized to interest expense using the effective interest method. Debt issuance costs are amortized to interest expense based on the terms of the related debt agreements using the straight-line method, which approximates the effective interest method. Such amortization periods range from five years for our revolving credit facility to ten years for the 8.75% senior subordinated notes due in 2013 (see Note 3). Unamortized debt issuance costs were $15.6 million and $19.7 million at December 31, 2008 and 2007, respectively, and are included in “Other assets, net” on our audited Consolidated Balance Sheets. Amortization of debt issuance costs included in interest expense was $4.9 million, $4.3 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
CRDA Investments New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to 50 years and bear interest at below market rates. While we do not currently hold a New Jersey casino license, in 2006, we purchased entities that owned a former casino site, which casino was subject to these investment obligations. Our net deposits with the CRDA eligible to be used to fund qualified investments were $16.3 million and $17.6 million as of December 31, 2008 and 2007, respectively.
Self-Insurance Accruals We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. At December 31, 2008 and 2007, we had total self-insurance accruals of $17.0 million and $14.7 million, respectively, which are included in “Other accrued liabilities” in our audited Consolidated Balance Sheets. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions.
The mychoice Customer Loyalty Program The mychoice customer loyalty program offers incentives to customers who gamble at our casinos throughout the United States. Under the program, customers are able to accumulate reward points over time that they may redeem at their discretion under the terms of the program. The customer’s reward points balance will be forfeited if the customer does not earn a reward point over the prior 12-month period. As a result of the ability of the customer to accumulate reward points, we accrue the expense of reward points, after consideration of estimated breakage, as they are earned. The estimated cost to provide products and services upon redemption of reward points is expensed as the reward points are earned and is included in “Gaming” expense on our audited Consolidated Income Statements. To arrive at the estimated cost associated with reward points, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2008 and 2007, $6.4 million and $5.1 million, respectively, was accrued for the cost of anticipated mychoice reward point redemptions.
In addition to reward points, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2008, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in “Gaming” revenues on our audited Consolidated Income Statements. At December 31, 2008 and 2007, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $3.7 million and $1.1 million, respectively.

Income Taxes We account for income taxes under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable. In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48 (“FIN 48”), “Uncertainty in Income Taxes,” which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. We adopted FIN 48 on January 1, 2007. See Note 4 for additional information.
Revenue Recognition Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Food and beverage, lodging, truck stop, service station, and other operating revenues are recognized as products are delivered or services are performed. Other operating revenues are comprised primarily of retail, spa, arcade and showroom revenue.
We reward certain customers with cash based upon their level of play on certain casino games (primarily slot machines), including the cash value of mychoice “points” and coin coupon offerings. The cash values are recorded as a reduction in revenues.
Revenues in the accompanying audited Consolidated Income Statements are net of the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying audited Consolidated Income Statements are $99.0 million, $91.3 million and $81.0 million for 2008, 2007 and 2006, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $70.4 million, $66.2 million and $64.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Advertising Costs Advertising costs are expensed as incurred, consistent with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 93-7 “Reporting on Advertising Costs.” Such costs (excluding expenses included in pre-opening and development costs of $2.2 million, $4.8 million and $448,000 in 2008, 2007 and 2006, respectively) were $26.6 million, $20.6 million and $19.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in “Gaming” expenses on the accompanying audited Consolidated Income Statements.
Pre-opening and Development Costs Pre-opening costs consist primarily of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real-estate taxes and similar costs prior to opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects. Pre-opening and development costs are expensed as incurred, consistent with SOP 98-5 “Reporting on the Costs of Start-up Activities” and for the fiscal years ended December 31, 2008, 2007 and 2006 consist of the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$17.3	$18.7	$7.2
Missouri Proposition A Initiative (b)	7.9	—	—
Lumière Place (c)	7.8	22.9	5.6
Baton Rouge (d)	7.5	9.5	1.4
River City (e)	6.1	4.8	8.2
Kansas City	4.6	2.2	—
Sugarcane Bay	3.2	1.8	2.6
Other	1.0	0.9	4.3

Total pre-opening and development costs	$55.4	$60.8	$29.3

(a)	Atlantic City costs include $7.0 million and $2.6 million for design fees and various miscellaneous expenses for the twelve months ended December 31, 2008 and 2007, respectively. In October 2008, management decided to complete certain demolition activities but to otherwise suspend substantially all development activities indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets.

(b)	Development costs in 2008 are for the support of the referendum, which was approved in November 2008.

(c)	The spending in 2008 reflects the staged opening of the hotels and other amenities at Lumière Place.

(d)	Pre-opening costs in 2008 for our Baton Rouge project include public referendum costs of $4.1 million related to the approval of our site in East Baton Rouge Parish. The majority of costs were incurred during the first quarter of 2008.

(e)	Pre-opening costs at the River City project, expected to open in early 2010, includes $11.6 million for non-cash straight-lined rent accruals under a lease agreement.

Other Non-operating Income For the years ended December 31, 2008, 2007 and 2006, respectively; other non-operating income includes the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Other non-operating income:
Interest income (a)	$2.0	$15.3	$13.4
Dividend income	0.7	0.2	0.8
Gain on sale of common stock (b)	—	—	1.8

Total other non-operating income	$2.7	$15.5	$16.0

(a)	Interest income represents earnings on cash and cash equivalents and has decreased in 2008 from 2007 due to reduced cash balances and interest rates.

(b)	Included in the year ended December 31, 2006 is a $1.8 million gain related to the sale of Aztar Corporation common stock sold in the third quarter of 2006.
Minority Interest In 2007 and 2006, we consolidated the accounts and activity of a joint-venture condominium project we were developing in the City of St. Louis. In 2007, we absorbed 100% of the losses incurred by the project. In 2006, we absorbed all but $100,000 of the project costs, which amount the joint venture partner absorbed and is reflected as minority interest on the audited Consolidated Income Statements.
Due to rising construction costs and weakening markets for residential real estate, we ended our relationship with the joint venture partner in early 2008. This resulted in a write-off of $1.0 million in project-related costs as of December 31, 2007, which is recorded in “Write-downs, reserves and recoveries, net” on the audited Consolidated Income Statements.
Construction Period Lease Costs Construction period lease costs are expensed pursuant to FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” Such costs primarily occur when we enter into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. Pursuant to FSP No. FAS 13-1, we expense construction-period lease costs once possession and control of the leased asset has passed to us regardless of the timing of cash rent obligations and the construction-period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, we record a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.
In September 2005, in connection with the commencement of site development activities at our River City project site, we began expensing lease costs associated with the 99-year lease obligation for the land underlying the planned project. Under such lease, rent begins on the earlier of August 11, 2009 or the date the project opens. Based on the minimum future cash lease obligation of $4.0 million per annum, and the assumption of a four-year construction period, we recorded a charge of approximately $3.9 million, $3.8 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Such charge is non-cash prior to August 11, 2009 or the date the project opens and is included in pre-opening and development costs on the audited Consolidated Income Statements.
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
Share-based Compensation Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” requiring that compensation cost relating to share-based payment transactions be recognized in our audited Consolidated Financial Statements. The cost is measured at grant date, based on the estimated fair value of the award and is recognized as expense over the vesting period of the equity award. The Company adopted SFAS No. 123R using the modified prospective method.
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

	For the years ended December 31,
	2008	2007	2006
	(in millions)
Net income (loss)	$(322.6)	$(1.4)	$76.9
Other comprehensive income (loss)
Foreign currency translation loss	(2.4)	(0.6)	(0.7)
Post-retirement plan benefit obligation, net of income taxes (a)	(1.1)	(0.1)	—
Unrealized loss on securities, net of income taxes (b)	—	(3.4)	—

Comprehensive income (loss)	$(326.1)	$(5.5)	$76.2

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan, both of which are discussed in Note 6.

(b)	Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a component of other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be “other-than-temporary”. The equity securities we hold in Ameristar Casinos Inc. were deemed “other-than-temporarily” impaired as of December 31, 2008, and the unrealized losses were charged against net earnings for the year ended December 31, 2008.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the treasury stock method. As of December 31, 2008 and 2007, our share-based awards issued under our Stock Option Plans (defined below) consisted only of common stock option grants. For the year ended December 31, 2006, our share-based awards issued under our Stock Option Plans (defined below) consisted of common stock option grants and restricted stock awards. Dilutive stock options of 547,900 and 1,331,600 for the years ended December 31, 2008 and 2007, respectively, have not been included in the computation of diluted earnings per share as their effect would be anti-dilutive.
Recently Issued Accounting Pronouncements
SFAS No. 141(R) In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”, which is intended to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires that the acquiring entity in a business combination recognize all (and only) the assets and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose to investors and other users all of the information that they need to evaluate and understand the nature and financial effect of the business combination. In addition, SFAS No. 141(R) modifies the accounting for transaction and restructuring costs. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We currently do not have any pending business combinations, thus SFAS No. 141(R) is not expected to have an effect on our audited Consolidated Financial Statements upon adoption.
SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The statement is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective for us on January 1, 2009 (our first fiscal year beginning after December 15, 2008). We currently do not have subsidiaries in which we have a non-controlling interest; thus, SFAS No. 160 is not expected to have an effect on our audited Consolidated Financial Statements upon adoption.
SFAS No. 161 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133,” which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 will become effective for us on January 1, 2009 (our first fiscal year beginning after November 15, 2008). We currently do not utilize derivatives and hedging activities; thus, SFAS No. 161 is not expected to have an effect on our audited Consolidated Financial Statements.
FSP No. EITF 03-6-1 In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” This FSP concludes that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share (the two-class method). This FSP is effective during the three months ending March 31, 2009 and is to be applied on a retrospective basis to all periods presented. The issue is effective for financial statements issued for fiscal years and interim periods within those fiscal years beginning January 1, 2009. We believe that the adoption of FSP No. EITF 03-6-1 will not have an effect on our audited Consolidated Financial Statements, as our current share-based awards do not include dividend rights.

SFAS No. 162 In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles”. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of non-governmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and the adoption did not have a material effect on our audited Consolidated Financial Statements.
FSP No. FAS 142-3 In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. We believe that the adoption of FSP 142-3 will not have a material effect on our audited Consolidated Financial Statements.
FSP No. FAS 157-2 In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157, “Fair Value Measurements” to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS 157 is permitted. We have applied SFAS No. 157 in the fair value calculations for our testing of land and development costs, buildings, riverboats and equipment, goodwill, and indefinite-lived intangible assets as of December 31, 2008.
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our audited Consolidated Financial Statements.
Note 2—Land, Buildings, Riverboats and Equipment
On October 1, 2008, management determined that it is in the best interests of the Company to complete certain demolition activities but to otherwise suspend substantially all development activities of the Atlantic City project indefinitely due to the current economic downturn, evolving competitive market and the tightening of the credit markets. As a result, we ceased capitalizing interest in connection with eligible project costs effective October 1, 2008.
During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of gaming stocks and gaming assets. As a result, management determined that a triggering event in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” occurred in the fourth quarter of 2008. Given the continuing deterioration in commercial real estate values, uncertainties surrounding the Company’s access to sufficient resources to adequately finance the majority of its development pipeline and poor operating performance at Boomtown Reno and The Admiral Riverboat Casino for the past 12 months, we tested all development project land holdings and related capitalized costs and long-lived assets at Boomtown Reno and The Admiral Riverboat for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs and buildings, riverboats and equipment were. The determination of fair value uses accounting judgments and estimates, including market conditions. Changes in estimates or application of alternative assumptions could produce significantly different results.
In August 2005, Casino Magic Biloxi casino was destroyed, and the hotel and other improvements were severely damaged, all as a result of Hurricane Katrina. In 2006, we sold the Casino Magic Biloxi assets, at which time we recorded a loss of approximately $4.9 million. Such loss is included in 2006 discontinued operations. The sales price reflected the destruction of the property, as the insurance claims related to such destruction were retained by us.

In July 2006, we closed on the sale of approximately 28 acres of land at our Boomtown Reno property to Cabela’s Retail, Inc. for approximately $5.1 million, which land had a book value of $2.6 million. In November 2007, Cabela’s opened a branded sporting goods store. We also entered into an agreement under which we may sell or lease to Cabela’s, upon its election to purchase or lease, an additional parcel of approximately two acres. Although Cabela’s opened its retail store in November 2007, it has not yet elected whether to purchase or lease the two additional acres. Pursuant to current accounting guidelines, our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precludes us from recognizing a gain of approximately $3 million on the sale of the larger parcel at this time. In the event we execute a long-term lease for the smaller parcel, the gain on the larger parcel will be deferred and amortized over the lease term, with such gain offset by the costs, if any, of our continued involvement with the smaller parcel. In the event Cabela’s completes a purchase of the smaller parcel, the gain on the larger parcel will be recognized at such time. It is expected that a portion of the construction cost of the Cabela’s retail store and certain road access improvements will be financed through the issuance of industrial revenue bonds through local or state governmental authorities. The bonds are expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We have agreed to purchase, if necessary and under certain conditions, some of these bonds. We estimate that we may be required to purchase between $4 million and $10 million of these bonds and believe such bonds could be resold to other investors.
Note 3—Long-Term Debt
Long-term debt at December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	(in millions)
Secured Credit Facility	$151.8	$50.0
Unsecured 8.25% Notes due 2012	276.7	277.2
Unsecured 8.75% Notes due 2013	133.7	133.5
Unsecured 7.50% Notes due 2015	380.2	379.6
Other secured and unsecured notes payable	0.9	1.0

	943.3	841.3
Less current maturities	(0.1)	(0.1)

	$943.2	$841.2

Senior Secured Credit Facility: As of December 31, 2008, our senior secured credit facility (the “Credit Facility”) consisted of a $625 million revolver facility that matures in December 2010, of which $152 million was outstanding and $12.6 million was utilized under various letters of credit. Utilization of our Credit Facility is currently limited to $350 million by the indenture governing our 8.75% senior subordinated notes due 2013.
The Credit Facility was executed in December 2005 and has been amended on three occasions. The first amendment (executed in December 2005) increased the permitted letters of credit sub-limit to $75 million. The second amendment became effective in November 2006 and, among other things, modified certain covenants, increased the maximum permitted consolidated leverage ratio and consolidated senior debt ratio during certain time periods, permitted certain additional capital expenditures and increased the maximum permitted capital expenditures for Lumière Place and River City. The third amendment, also effective November 2006, increased the Credit Facility by $250 million to $1.0 billion. The increase consisted of a $175 million increase to the revolving credit facility and a $75 million increase to the term loan.
In June 2007, we retired all of the $275 million of then-outstanding term loan under our $1.0 billion Credit Facility with most of the proceeds from the issuance of our 7.50% senior subordinated notes due 2015. In late June 2007, we decided to allow the $100 million delayed-draw term loan facility to expire undrawn on July 2, 2007.
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
Interest on the Credit Facility is subject to change based on the floating rate index selected. For borrowings under the Credit Facility, the interest rate is computed as a margin over either LIBOR plus 2.0% or prime plus 0.5% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of December 31, 2008, LIBOR was 0.43% and prime was 3.75%. The letters of credit bear facility fees of 2.0% per annum, while the revolving credit facility bears a commitment fee of 0.45% per annum, both of which are also based on our Consolidated Leverage Ratio. We may also, at our option, borrow at a base rate, as defined in the Credit Facility. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of December 31, 2008, approximately 83.8% of our debt was at fixed rates versus floating interest rates.

The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The obligations under the Credit Facility are secured by most of our assets and those of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries. Our subsidiaries that own the Atlantic City site and related parcels of land, our Argentine operations, our airplane, approximately $59.1 million in cash, cash equivalents and marketable securities as of December 31, 2008 and certain other assets, are unrestricted subsidiaries under the Credit Facility. We believe we have been in compliance with all such covenants as of December 31, 2008 and 2007.
As discussed above in this Note 3, we are currently limited to borrowing $350 million under our Credit Facility, pursuant to our most restrictive indenture. Given that indenture borrowing limit, we expect to supplement borrowings under our Credit Facility with existing cash and cash generated from operations through early 2010 to fund the completion of River City. However, the financial covenants within our Credit Facility are scheduled to tighten during 2009 and beyond, and as a result, we could experience difficulty in meeting such covenants as we increase our revolver borrowings to complete River City. We are required to maintain a rolling four quarter consolidated leverage ratio no greater than 6.50x and 6.00x for the quarterly periods ending March 31, 2009 and June 30, 2009, respectively, and 5.50x for each of the quarterly periods ended September 30, 2009 and December 31, 2009. Our consolidated leverage ratio for the four quarters ended December 31, 2008 was 5.63x. Failure to meet such covenants, or failure to have such covenants amended, could prevent further borrowings under the Credit Facility. While we currently believe we will have sufficient funds to complete River City, there is no certainty that this will be the case. In particular, if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete River City unless we sell assets, enter into leasing facilities, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all, particularly in the absence of considerable improvements in the capital markets or covenant relief under our Credit Facility.
Our substantial funding needs in connection with our development projects, if pursued, would require us to raise substantial amounts of capital from outside sources. As a result of the continued turmoil in the capital markets, the availability of financing is extremely constrained, expensive and potentially unavailable. We cannot accurately predict when or if the capital markets will return to more normalized conditions. If the current capital market environment does not improve, we may not be able to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the necessity to access the capital markets on less than favorable terms, may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain additional financing on potentially unfavorable terms. Management intends to proceed with construction of its various projects only when it believes that financing can be arranged on terms favorable to the Company.
At December 31, 2008, we had issued approximately $12.6 million of irrevocable letters of credit, which includes $3.0 million associated with our River City project and $9.6 million for various self-insurance programs.
On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”) filed for bankruptcy, and on October 5, 2008, Lehman Commercial Paper, Inc. (“LCPI”), a wholly-owned subsidiary of Lehman and one of the lenders under our Credit Facility, also filed for bankruptcy. As of December 31, 2008, LCPI was a 7.7% participant in the $625 million revolver credit facility and had funded its pro rata portion of borrowings through September 30, 2008 (approximately $9.6 million of the $125 million of borrowings outstanding as of such date). Since September 30, 2008, LCPI has not participated in any additional borrowings. The indenture governing our 8.75% senior subordinated notes due 2013 restricts the amount that we can borrow under our Credit Facility to $350 million and therefore any de facto reduction in the total size of our Credit Facility resulting from LCPI’s inability to fund does not currently affect our liquidity.
In early 2009, we borrowed an additional $13.8 million under the Credit Facility and therefore, as of March 6, 2009, we had borrowings of $165.6 million and outstanding letters of credit of $12.6 million under the Credit Facility.
Unsecured 7.50%, 8.25% and 8.75% Notes: In June 2007, we issued $385 million in aggregate principal amount of 7.50% of senior subordinated notes due 2015 (the “7.50% Notes”). The 7.50% Notes were issued at 98.525% of par to yield 7.75% to maturity, with interest payable on June 15 and December 15, beginning December 2007. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $379 million. We retired our then-outstanding $275 million term loan discussed above and used a portion of the proceeds to purchase $25.0 million in principal amount of our 8.25% Notes.
In March 2004, we issued $200 million in aggregate principal amount of 8.25% of senior subordinated notes due 2012 (the “8.25% Notes”), which were issued at a price of 99.282% of par, thereby yielding 8.375% to first call and maturity. In December 2004, we issued an additional $100 million in aggregate principal amount of 8.25% Notes, which additional notes were issued at a price of 105.00% of par, thereby yielding 7.10% to the first call date (7.35% to maturity). Net proceeds of these offerings were used to refinance our then-existing higher coupon senior subordinated notes. Interest is payable on such notes on March 15 and September 15.
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
Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Our indentures permit us to incur additional indebtedness (senior or otherwise) for debt refinancing. Our indentures also permit us to incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2:1. As of December 31, 2008, our Consolidated Coverage Ratio was below 2:1.

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
The 7.50% Notes, 8.25% Notes and 8.75% Notes are redeemable, at our option, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value):

8.25% Notes Redeemable		8.75% Notes Redeemable		7.50% Notes Redeemable
	At a		At a		At a
	Percentage		Percentage		Percentage
On or after	of par	On or after	of par	On or after	of par
March 15,	equal to	October 1,	equal to	June 15,	equal to
2008	104.125%	2008	104.375%	2011	103.750%
2009	102.063%	2009	102.917%	2012	101.875%
2010 and thereafter	100.000%	2010	101.458%	2013 and thereafter	100.000%
		2011 and thereafter	100.000%
In addition, the 7.50% Notes are redeemable prior to June 15, 2011 at a price that reflects a yield to first call equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
Original issue premium and discount incurred in connection with debt financings are capitalized to the related long-term debt issued, and amortized to interest expense over the expected term of the related debt agreement using the effective interest method.
Transactional costs of $511,000 and $8.1 million were capitalized to “Debt Issuance Costs” in 2008 and 2007, respectively, in connection with the notes and credit facilities.
In 2007, we incurred charges of $6.1 million for the early extinguishment of debt. As discussed above, we retired $275 million of floating rate secured term debt, which had a current yield of 7.32% and the transaction resulted in a write-off of $4.6 million in unamortized debt issuance costs. We also utilized a portion of the proceeds of the new debt to purchase $25.0 million in principal amount of the 8.25% Notes. Such purchase involved paying a $1.1 million premium for these notes and also resulted in a write-off of $379,000 of debt issuance costs. There were no charges reflecting the early extinguishment of debt in 2008.
The estimated fair value of our long-term debt at December 31, 2008 and 2007, based on quoted market prices, when available, and estimated fair values of comparable debt instruments, was $651 million and $873 million, respectively, versus the book values of $943 million and $841 million, respectively.
Annual Maturities: As of December 31, 2008, annual maturities of secured and unsecured notes payable, and capital lease obligations are as follows (in millions):

Year ending December 31:
2009	$0.1
2010 (a)	151.9
2011	0.1
2012	275.1
2013	135.1
Thereafter	385.4

947.7
Plus the difference between principal at maturity and unamortized net debt issuance premium	(4.5)

Long-term debt	$943.2

(a)	Includes the $151.9 million of borrowings under our revolving credit facility due in 2010.

Note 4—Income Taxes
The composition of our income tax expense (benefit) from continuing operations for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2008:
U.S. Federal	$(6.6)	$(34.3)	$(40.9)
State	(0.6)	(15.2)	(15.8)
Foreign	2.6	(0.4)	2.2

	$(4.6)	$(49.9)	$(54.5)

Year ended December 31, 2007:
U.S. Federal	$(0.1)	$(9.0)	$(9.1)
State	0.9	3.3	4.2
Foreign	4.5	0.8	5.3

	$5.3	$(4.9)	$0.4

Year ended December 31, 2006:
U.S. Federal	$11.1	$17.5	$28.6
State	0.1	10.9	11.0
Foreign	1.7	0.7	2.4

	$12.9	$29.1	$42.0

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2008		2007		2006
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (benefit) expense at the statutory rate	(35.0)%	$(148.6)	35.0%	$0.2	35.0%	$36.9
State income taxes, net of federal tax benefits	(3.6)%	(15.4)	812.8%	3.9	7.6%	7.9
Non-deductible expenses and other	3.0%	12.8	694.9%	3.4	0.1%	0.1
Reversal of reserves for unrecognized tax benefits (FIN 48)	(0.0)%	(0.1)	(1,377.9)%	(6.7)	0.0%	0.0
Credits	(0.4)%	(1.5)	(469.4)%	(2.3)	(1.5)%	(1.6)
Change in valuation allowance/reserve of deferred tax assets	23.2%	98.3	396.0%	1.9	(1.3)%	(1.3)

Income tax (benefit) expense from continuing operations before change in accounting principle	(12.8)%	$(54.5)	91.4%	$0.4	39.9%	$42.0

Our 2008 tax rate differs from the statutory rate due to the effects of permanent items, certain state tax add-backs, such as the $151.6 million of gaming taxes in Indiana, and the recording of a valuation allowance against a significant portion of our deferred tax assets as of the end of the year. Indiana is the only state whose tax laws do not allow the deduction of state gaming taxes when computing taxable income for the state’s income tax.
The following table shows the allocation of income tax expense between continuing operations, discontinued operations and equity:

	For the years ended December 31,
Net Loss and Tax Benefit (Expense)	2008	2007	2006
	(in millions)
Income (loss) from continuing operations before income taxes	$(424.7)	$0.5	$105.3
Income tax benefit (expense) allocated to continuing operations	54.5	(0.4)	(42.1)
Minority interest	—	—	0.1

Income (loss) from continuing operations	(370.2)	0.1	63.3

Income (loss) from discontinued operations before income taxes	79.7	(4.5)	22.8
Income tax benefit (expense) allocated to discontinued operations	(32.1)	3.0	(9.2)

Income from discontinued operations	47.6	(1.5)	13.6

Net income (loss)	$(322.6)	$(1.4)	$76.9

Income tax benefit allocated to additional paid in capital	$0.0	$1.3	$2.2
Income tax benefit (expense) allocated to other comprehensive income	$(1.4)	$2.2	$—

At December 31, 2008 and 2007, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	For the years ended December 31,
	2008	2007
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$3.3	$2.3
Bad debt allowance	3.2	2.8
Legal and merger costs	2.0	2.9
Other	7.9	7.5
Less valuation allowance	(15.7)	(1.6)

Current deferred tax assets	$0.7	$13.9

Deferred tax liabilities—current:
Prepaid expenses	$(2.2)	$(4.2)
Other	(2.5)	(0.5)

Current deferred tax liabilities	$(4.7)	$(4.7)

Net current deferred tax assets (liabilities)	$(4.0)	$9.2

Deferred tax assets—non-current:
Federal tax credit carry-forwards	$6.8	$0.8
State net operating loss carry-forwards	2.5	3.0
Los Angeles Revitalization Zone tax credits	6.5	10.0
Deferred compensation	5.4	3.5
Pre-opening expenses capitalized for tax purposes	31.1	31.2
Stock options expense—book cost	8.9	5.5
Unrealized loss on stocks	11.6	2.2
Deferred tax assets resulting from unrecognized tax benefits	4.9	3.6
Fixed assets	11.6	—
Other	2.3	3.6
Less valuation allowance	(89.1)	(10.2)

Deferred tax assets—non-current	2.5	53.2
Deferred tax liabilities—non-current:
Intangible assets	(4.0)	(20.8)
Other	(0.7)	(49.9)

Net non-current deferred tax liabilities	$(2.2)	$(17.5)

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31,
	2008	2007
	(in millions)
Total deferred tax assets	$108.0	$78.9
Less valuation allowances	(104.8)	(11.8)
Less total deferred tax liabilities	(9.4)	(75.4)

Net deferred tax liabilities	$(6.2)	$(8.3)

During the year ended December 31, 2008, the Company established additional non-cash deferred tax asset valuation allowances totaling $98.3 million following an assessment of the recoverability of its deferred tax assets. The deferred tax asset valuation allowance for the year included $11.6 million related to the book impairment of the Company’s Ameristar common stock holdings, $42.0 million associated with the impairment of certain real estate holdings and approximately $44.7 million attributable to other deferred tax assets due to accounting principle SFAS No. 109, which requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over a three year period.
SFAS No. 109, requires the recording of a valuation allowance in a tax jurisdiction when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. SFAS No. 109 requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry back years and tax planning strategies.

The Company has had cumulative U.S. pretax accounting losses for the years 2006 through 2008, with the 2008 loss resulting primarily from the fourth quarter impairment charges. Based on the application of SFAS No. 109, management reached the determination that a valuation allowance was appropriate. However, the Company did not record a valuation allowance against federal and state deferred tax assets which are of the same character and will reverse in the same period as deferred tax liabilities in the future, as well as assets which can be recovered in the carry-back period. Management assesses the realizability of the deferred tax assets based on the criteria of SFAS No. 109 each reporting period. If future events differ from management’s estimates, the valuation allowance may be changed in future years. No valuation allowances were placed on any deferred tax assets of our Argentine subsidiary, as all of the deferred tax assets on its balance sheet as of December 31, 2008, were believed to be more likely than not to be fully realized.
As of December 31, 2008, the Company’s tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.1 million, General Business Credit (“GBC”) carry-forwards of $4.8 million and Foreign Tax Credit carry-forwards of $1.7 million. The Foreign Tax Credit and GBC carry-forwards will expire from 2011 to 2028, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2008, the Company has $40.4 million of federal net operating losses which can be carried back two years or forward 20 years and will expire in 2029. The Company also has $36.6 million of state net operating loss carry-forwards, predominantly in Louisiana and New Jersey, which expire on various dates beginning in 2012. The credits and net operating losses described above have been reported net of the effect of uncertain tax benefits on our balance sheet.
As of December 31, 2008, we had approximately $6.5 million of Los Angeles Revitalization Zone (“LARZ”) tax credits. A valuation allowance had been recorded for the entire amount in previous years. The LARZ credits will expire from 2009 to 2012.
Pursuant to APB No. 23, “Accounting for Income Taxes—Special Areas,” companies may elect to permanently reinvest earnings of foreign subsidiaries offshore which delays the recognition of U.S. tax on these earnings. The Company has elected to treat all but approximately $3.4 million associated with Casino Magic Argentina as permanently reinvested. In the event some or all of the earnings are distributed to the United States, some portion of the distribution could be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability.
The Company files income tax returns in federal, state and foreign jurisdictions and is no longer subject to federal income tax examinations for tax years prior to 2003, state income tax examinations for tax years prior to 2000, and Argentine income tax examinations for tax years prior to 2004. In 2008, the Company finalized the Argentine income tax examination for the periods 2001- 2003, with no material effect to the financial statements. In October 2008, the Company was notified that Indiana would begin an examination of its open tax years. While the Company cannot predict the outcome of the examination, the results of the audit are not expected to materially affect our financial statements.
As of December 31, 2008, the Company had $5.2 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. FIN 48 requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. The Company recognizes accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2008, the Company accrued approximately $0.7 million of interest related to unrecognized tax benefits and had $2.8 million of cumulative interest accrued as of the end of the year. No penalties were accrued in any years. It is reasonably possible that the Company’s FIN 48 liabilities will decrease by approximately $4 million to $6 million during the next twelve months.
The following table summarizes the activity related to uncertain tax benefits for 2007 and 2008, excluding any interest or penalties:

	2007	2008
	(in millions)	(in millions)
Balance at January 1	$41.0	$21.5
Gross Increases—Tax Positions in Current Period	0.0	0.0
Gross Decreases—Tax Positions in Current Period	0.0	0.0
Gross Increases—Tax Positions in Prior Periods	0.5	7.3
Gross Decreases—Tax Positions in Prior Periods	(19.7)	(6.5)
Settlements During Period	(0.3)	0.0
Lapse of Statute of Limitations	0.0	0.0

Balance as of December 31	$21.5	$22.3

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottoms leases in Louisiana, a hotel in Atlantic City, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2008 are as follows:

Total
(in millions)
Period:
2009	$8.6
2010	10.0
2011	11.6
2012	12.2
2012	10.0
Thereafter	535.7

$588.1

Total rent expense for these long-term lease obligations for the years ended December 31, 2008, 2007 and 2006 was $16.2 million, $15.4 million and $5.9 million, respectively.
We lease approximately 148 of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term is through September 2010 and has eight remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. The lease obligation included in rent expense was $2.2 million for 2008 and $2.3 million for 2007 and 2006. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.
We lease the 242 acres underlying our L’Auberge du Lac and its related golf course. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $932,500 per year, which amount adjusts annually for changes in the Consumer Price Index.
We lease approximately 234 acres of land from the Lake Charles Harbor and Terminal District upon which we anticipate building our Sugarcane Bay casino-hotel resort. The Sugarcane Bay casino-hotel will occupy only a portion of this land. The balance would allow the eventual development of an additional 18-hole golf course at the L’Auberge du Lac/Sugarcane Bay complex and the possible sale of residential home sites to subsidize the cost of construction of the golf course. The lease has an initial term of 10 years, commencing on the opening of Sugarcane Bay with six renewal options of 10 years each, similar to the L’Auberge du Lac lease. The annual rent on the 234-acre lease is $1.2 million for the first five years commencing with the opening of Sugarcane Bay and thereafter the amount adjusts annually for changes in the Consumer Price Index, not to exceed 5% in any given year. Prior to the opening of Sugarcane Bay, we are obligated to pay one-half of the annual rent on the date that certain conditions have been meet, including obtaining all the required permits, licenses or approvals. Within the leased land, we purchased 50 acres for $5.0 million, which purchase did not change the base rent amount. These 50 acres are intended to be used for eventual home sites around the planned golf course, and the location of which we will designate in connection with the opening of Sugarcane Bay. In addition, we purchased approximately 56 acres of land adjacent to the Sugarcane Bay and L’Auberge du Lac properties for future development opportunities.
We lease 56 acres constituting a site in south St. Louis County located approximately 10 miles south of downtown St. Louis, Missouri, where we are building our River City casino-hotel. The lease has a term of 99 years and payments begin in August 2009.
In connection with the purchase of the Atlantic City site in November 2006, we assumed the remaining six years of a 12-year lease for a hotel, which lease provides for two extension periods at our option through December 2030. Annual rent is $2.0 million with escalating payments of 11% every five years.
We lease approximately 41,000 square feet of office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $993,000 per year. The lease is for 10 years beginning October 2006, subject to one renewal term of 60 additional months. The annual rent increases 3% a year based on increases in the Consumer Price Index, not to exceed 5% a year.
Additionally, we also lease approximately 28,900 square feet of office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $1.1 million a year. The lease is for 5 years beginning June 2004. The annual rent increases 3% a year based on increases in the Consumer Price Index, not to exceed 5% a year. We expect to terminate the lease on approximately 19,000 square feet of this office space during early 2009.

We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense was $22.1 million, $15.9 million and $14.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Note 6—Employee Benefit Plans
Share-based Compensation: Our 2005 Equity and Performance Incentive Plan (the “2005 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards to officers, key employees and consultants. The objectives of the 2005 Plan include, among other things, attracting and retaining the most capable personnel and providing for appropriate performance incentives. The 2005 Plan permits the issuance of up to an aggregate of 4.75 million shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or otherwise do not result in the issuance of shares of common stock, or are settled for cash or otherwise do not result in the issuance of shares on or after the effective date of the 2005 Plan (collectively, the 2005 Plan, the Prior Plans and the Individual Arrangements are referred to as the “Stock Option Plans”). Shares that are subject to awards of options or stock appreciation rights are counted against the 4.75 million share limit as one share for every one share granted. Shares that are subject to awards other than options or stock appreciation rights are counted against such limit as 1.4 shares for every one share granted.
In addition to the 2005 Plan, we have four stock option plans (the “Prior Plans”) which provided for the issuance of up to approximately 4.4 million shares of the Company’s common stock. In addition, in 2002, 2003 and 2008, in order to recruit our executive officers, we granted options outside of the Prior Plans for the purchase of 1,052,540 common shares, all of which remained outstanding as of December 31, 2008 (the “Individual Arrangements”).
As of December 31, 2008, we have approximately 7.4 million share-based awards issued, 26,000 of which are restricted stock and other awards and the rest of which are common stock options. There were approximately 696,000 share-based awards available for grant under the various plans as of December 31, 2008.
In October 2006, we granted 45,000 shares of restricted stock pursuant to the 2005 Plan, which vest in five equal annual installments on January 31, 2007, 2008, 2009, 2010 and 2011. Of the 45,000 shares of restricted stock granted, 10,000 shares of restricted stock were granted to a former executive officer and pursuant to a separation agreement between the Company and the former executive officer, 6,000 shares of restricted stock vested and 4,000 shares of restricted stock were cancelled. As the restricted stock grants are service based awards, the compensation charge was based on the grant date closing price of our common stock multiplied by the number of awards, or approximately $321,000 and $323,000 for the years ended December 31, 2008 and 2007, respectively.
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
Pursuant to SFAS No. 123R, we recorded the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Pre-tax share-based compensation expense	$9.2	$8.4	$5.5
Tax benefit	(1.3)	(3.4)	(2.2)

Reduction in net income	$7.9	$5.0	$3.3

Reduction of diluted earnings per share	$0.13	$0.09	$0.07
Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $23.4 million, $20.0 million and $20.7 million at December 31, 2008, 2007 and 2006, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years. The economic benefit to the employee may vary from the expense calculated under SFAS No. 123R, dependent on movement of the stock price.
The aggregate amount of cash we received from the exercise of stock options was $706,000, $2.4 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, which shares, consistent with prior periods, were newly issued common stock. In accordance with SFAS No. 123R, we present a portion of such tax benefits as financing cash flows and outflows. There was no such tax benefit for the year ended December 31, 2008. Excess tax benefits were $1.1 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2006	5,504,227	$11.48
Granted	734,000	$27.16
Exercised	(303,958)	$10.78
Cancelled	(151,604)	$12.66

Options outstanding at December 31, 2006	5,782,665	$13.48
Granted	552,500	$30.36
Exercised	(207,600)	$11.39
Cancelled	(398,700)	$14.68

Options outstanding at December 31, 2007	5,728,865	$15.10
Granted	2,070,500	$14.34
Exercised	(74,000)	$9.21
Cancelled	(346,825)	$19.62

Options outstanding at December 31, 2008	7,378,540	$14.73

Vested or expected to vest at December 31, 2008	7,091,699

Options exercisable at December 31, 2008	4,003,940	$12.08
Options exercisable at December 31, 2007	3,347,517	$10.81
Options exercisable at December 31, 2006	2,945,969	$9.64

Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the years ended:
December 31, 2008	$14.34
December 31, 2007	$14.92
December 31, 2006	$13.76
Substantially all options granted have exercise prices equal to the market value on the date of grant.
Stock options outstanding as of December 31, 2008, were as follows:

				Number of
	Number of	Weighted Average	Weighted Average	Exercisable	Weighted Average
Exercise Price Ranges	Stock Options	Remaining Life	Exercise Price	Stock Options	Exercise Price
$5.00–$8.00	915,739	3.62	$6.39	915,739	$6.39
$8.01–$9.00	986,501	2.98	$8.41	986,501	$8.41
$9.01–$13.00	936,900	5.07	$10.48	566,400	$10.06
$13.01–$15.00	2,237,388	7.88	$14.61	580,388	$14.55
$15.01–$20.00	1,215,512	6.56	$17.14	620,612	$17.11
$20.01–$30.00	756,500	7.92	$27.43	241,500	$27.06
$30.01–$38.00	330,000	8.01	$31.75	92,800	$31.43

	7,378,540	6.13	$14.73	4,003,940	$12.08

The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options. The total intrinsic value of options as of December 31, 2008 and 2007 is as follows:

	For the year ended December 31,
	2008	2007
	(in millions)
Intrinsic value of:
Options outstanding and exercisable	$1.2	$42.7
Options vested or expected to be vested	$4.3	$45.0
Options exercised	$0.7	$3.6
As permitted under SFAS No. 123R, we continue to use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee share-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.

In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free	Expected Life	Expected	Expected
	Interest Rate	at Issuance	Volatility	Dividends
Options granted in the following periods:
2008	3.6%	6.6 years	40.4%	None
2007	4.7%	6.3 years	41.9%	None
2006	4.7%	6.6 years	42.6%	None
The expected volatility was derived from an analysis of both the historic actual volatility of our common stock and the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the expected volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. Market disruptions over the past year have caused U.S. Treasuries to trade at historically low rates, augmenting the values calculated using the Black-Scholes model. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, cancelled or forfeited.
Prior to adopting SFAS No. 123R, we accounted for our employee stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Pursuant to APB No. 25, we did not record share-based compensation, but followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”). Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $15,500 for 2008. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution, equal to $5,000 for 2008. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. Historically, a 25% match is made, up to 5% of eligible compensation at the end of the Plan year, if an employee has completed 1,000 hours and is an active employee at the end of the year. For the years ended December 31, 2008, 2007 and 2006, matching contributions to the 401(k) Plan totaled $1.4 million, $2.3 million and $2.0 million, respectively.
Other benefit plans: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, among other things, a portion of their annual base salary and bonus. Participation in the plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation. We do not make matching contributions to the Executive Plan for the benefit of participating employees and the payment of benefits under the plan is an unsecured obligation. In December 2005, the Executive Plan was amended to comply with the provisions of the American Jobs Creation Act of 2004, and to make certain changes in the Executive Plan. In December 2007, the Board of Directors adopted a Second Amendment and Restatement of the Executive Plan, which offers certain executives the opportunity to defer income in return for a life annuity type investment, to change the crediting rate on deferrals made into the Executive Plan, and to make certain other changes to the Executive Plan. Pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106 and 132R,” the benefit obligation is $2.8 million as of December 31, 2008.
In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of five years. At present, three members of the Board of Directors are over age 70. Pursuant to SFAS No. 158, the benefit obligation is $205,500 and $176,900 as of December 31, 2008 and 2007, respectively.

Note 7—Dispositions, Discontinued Operations and Discontinued Development Opportunities
Revenue, expense and net income for Crystal Park Casino card club, Hollywood Park Casino card club, Casino Magic Biloxi and The Casino at Emerald Bay included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Revenues	$0.9	$1.9	$4.6

Operating income (loss)	$76.6	$(4.5)	$23.1
Interest income (expense)	3.0	—	(0.3)

Income (loss) before income taxes	79.6	(4.5)	22.8
Income tax benefit (expense)	(32.0)	3.1	(9.3)

Income from discontinued operations	$47.6	$(1.4)	$13.5

Net assets for Casino Magic Biloxi and The Casino at Emerald Bay are summarized as follows:

	For the year ended December 31,
	2008	2007
	(in millions)
ASSETS
Property and equipment, net	$—	$5.7
Other assets, net	1.3	1.3

	$1.3	$7.0

LIABILITIES
Total liabilities	$20.8	$24.5

Net assets	$(19.5)	$(17.5)

In April 2006, we completed the sale of the Crystal Park Casino card club for net cash proceeds of approximately $16.5 million, generating a pre-tax book gain of approximately $10.7 million in the 2006 second quarter, which is included in discontinued operations in the audited Consolidated Income Statements for the year ended December 31, 2006. Our tax basis in the sold assets was above the sale price and therefore the sale generated an approximate $2.8 million in tax loss, which we are using to offset other income.
In July 2006, we completed the sale of our leasehold interest and related receivables in the Hollywood Park Casino card club for net cash proceeds of approximately $24.2 million plus the cancellation of our lease obligation, resulting in a pre-tax book gain of approximately $16.5 million, which is included in discontinued operations in the audited Consolidated Income Statements for the year ended December 31, 2006.
In November 2006, we completed the sale of our Casino Magic Biloxi site and certain related assets for $45 million. The net book value of the assets sold was approximately $45 million, comprised entirely of property and equipment, which amount is net of the $4.9 million asset impairment charge we recorded in March 2006 in connection with the transaction. Such impairment charge is included in discontinued operations on the audited Consolidated Income Statement for the year ended December 31, 2006. In 2008, we received insurance proceeds of $86 million in litigation settlements in connection with our insurance claim for our former Casino Magic Biloxi property, which income has been recorded in discontinued operations on the audited Consolidated Income Statement for the year ended December 31, 2008. To the extent insurance advances exceed the book value of destroyed assets and certain insured expenses, the difference, $18.4 million as of December 31, 2008, is recorded as a deferred gain on the audited Consolidated Balance Sheet.
Under Sections 1031 and 1033 of the Internal Revenue Code of 1986, as amended, we completed exchanges with our purchase of land in Atlantic City and the acquisition of certain licenses and real estate interests from Harrah’s, deferring much of the tax gain on the sale of land and the anticipated insurance proceeds related to the Biloxi assets.
On July 30, 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay in The Bahamas. This small casino is distant from our other operations and its success is heavily reliant on the neighboring unaffiliated Four Seasons hotel. The owner of such hotel is currently in receivership. Consequently, since the beginning of the third quarter of 2008, we have reflected the business as a discontinued operation. During the year ended December 31, 2008, we recorded a $4.3 million impairment charge for the fixed assets associated with our operation in The Bahamas, which assets are now included as assets held for sale at December 31, 2008. Such impairment charge is included in discontinued operations on the audited Consolidated Income Statement for the year ended December 31, 2008. The casino was closed on January 2, 2009 as a suitable buyer has not yet been located.

Merger Termination Proceeds: In March 2006, we entered into an agreement to acquire Aztar Corporation (“Aztar”) for $38 per share, subject to approval by Aztar’s shareholders. During April and May 2006, Aztar received several proposals that its board of directors deemed to be superior to our proposal. We matched or exceeded several of these proposals. Ultimately, we chose not to match a proposal to acquire Aztar for $54 per share. Aztar’s board of directors then terminated its merger agreement with us and made a merger termination fee payment of $78 million to us. Net of fees and expenses, the merger termination payment received by us was approximately $44.7 million, which is included in income from continuing operations for the year ended December 31, 2006. We have not received any similar merger termination fees in recent years and do not anticipate receiving similar fees in future years.
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
Kansas City, Kansas: In September 2007, we submitted a proposal for a new gaming entertainment complex to be located in Kansas City, Kansas. In September 2008, we withdrew such application. In June 2008, we deposited $25 million with the Kansas Lottery Commission, pursuant to such application, which was later returned to us in September 2008.
Note 8—Impairment of Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we review goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As required by SFAS No. 142, we utilize the two-step impairment test to identify any potential goodwill impairment and measure the amount of goodwill impairment charge to be recognized, if any. We recently performed the first step of the two-step impairment test as of the fourth quarter of 2008 and compared the fair value of the reporting units to their carrying values. In assessing the fair value of the reporting units, we considered both the income approach, using the Discounted Cash Flow Method, and the market approach, using the Guideline Company Method. For two reporting units, we determined that the fair value of the reporting unit pursuant to these methods was less than the carrying value of the net assets of the reporting unit, and we performed step two of the impairment test.
In Step Two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the relative fair value amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our analysis included factors such as future operating results, revenue and EBITDA projections, and weighted average cost of capital. As a result, our Step Two analysis resulted in an impairment charge of $28.5 million for the year ended December 31, 2008.
The following table reflects the change in the carrying amount of goodwill:

			The Admiral
	Boomtown	Boomtown	Riverboat
	New Orleans	Reno	Casino	Total
	(in millions)
Balance at December 31, 2007	$16.8	$9.9	$18.6	$45.3
Impairment charge	—	(9.9)	(18.6)	(28.5)

Balance at December 31, 2008	$16.8	$—	$—	$16.8

Note 9—Impairment of land and development costs
During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of gaming stocks and gaming assets. As a result, management determined that a triggering event in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” occurred in the fourth quarter of 2008. Given the continuing deterioration in commercial real estate values and uncertainties surrounding the Company’s access to sufficient resources to adequately finance the majority of its development pipeline, we tested all development project land holdings and related capitalized costs for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs were impaired and recorded the following impairment charges:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Boomtown Reno	$0.5	$—	$—
Boomtown Bossier City	2.2	—	—
The Admiral Riverboat Casino	3.6	—	—
Corporate and other projects (a)	221.7	—	—

Impairment of land and development costs	$228.0	$—	$—

(a)	Included in this balance is $196.7 million related to our Atlantic City project, $4.9 million related to our undeveloped land in Central City, Colorado, $9.2 million related to land held for Phase Two of our Sugarcane Bay project, $4.9 million related to Phase Two of our Baton Rouge project and $4.6 million related to undeveloped land held in St. Louis, Missouri.
Note 10—Impairment of buildings, riverboats and equipment
Impairment of buildings, riverboats and equipment consist of the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Boomtown Reno (a)	$7.7	$—	$—
The Admiral Riverboat Casino (a)	6.6	—	—
Boomtown Bossier City (b)	0.2	—	—
L’Auberge du Lac (b)	0.3	—	—
Belterra Casino Resort (c)	—	1.0	—
Casino Magic Argentina	1.0	—	—
Corporate and other projects (d)	4.5	3.9

Impairment of buildings, riverboats and equipment	$20.3	$4.9	$—

(a)	Due to poor operating performance over the past 12 months, and a poor prospective financial performance outlook for Boomtown Reno and The Admiral Riverboat Casino, we determined a triggering event under SFAS No. 144 occurred during the fourth quarter of 2008 As a result, we tested all long-lived assets at Boomtown Reno and The Admiral Riverboat Casino for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain buildings, riverboats and equipment were impaired and for the year ended December 31, 2008, we recorded impairment charges of $7.7 million and $6.6 million, respectively.

(b)	Relates to impairment of slot machines that were adjusted to their respective net realizable values prior to being sold during 2008.

(c)	In the prior year, Belterra Casino Resort recorded an impairment of $1.0 million related to a postponed guestroom addition.

(d)	During the second quarter of 2008, we incurred impairment charges of $4.5 million related to two riverboats acquired in 2006, which are intended to be replaced by the Sugarcane Bay and Baton Rouge facilities. During 2007, we recorded a loss of $1.0 million related to a cancelled condominium project in St. Louis, Missouri.
Note 11—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, consist of the following:

	For the year ended December 31,
	2008	2007	2006
	(in millions)
(Gain)/Loss on sale of assets (a)	$3.0	$(0.5)	$—
Customer loyalty program related expenses (b)	1.4	—	—
Insurance proceeds	(0.2)	—	—
Other	0.1	—	—

Write-downs, reserves and recoveries, net	$4.3	$(0.5)	$—

(a)	During 2008, we sold slot machines at our properties for a loss of $3.0 million. During 2007, we recorded a gain on the sale of a corporate aircraft.

(b)	During the year ended December 31, 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. This disclosure resulted in a non-cash charge to establish a theoretical liability for such initial amounts.
We also incurred asset impairment charges of $4.3 million related to the discontinued operation at The Casino at Emerald Bay in The Bahamas, which has been recorded in loss from discontinued operations as of December 31, 2008.
Note 12—Commitments and Contingencies
Guaranteed Maximum Price Agreement for Lumière Place: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The guaranteed maximum price set by the GMP Agreement was a portion of the total budget of $507 million for the Lumière Place project. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of December 31, 2008, we had paid approximately $335 million of the approximate $345 million maximum price and we expect to pay a portion of the remaining $10 million, which has been accrued.
Redevelopment Agreement: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of the casino and hotel. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis beginning after our River City project opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and our development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in Year Six, $2.0 million in Years Seven and Eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.
Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into a Guaranteed Maximum Price Agreement (the “Agreement”) with a general contractor for the construction of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million and that the project will be substantially complete by January 31, 2010. The guaranteed maximum price set by the Agreement is a portion of the total budget of $380 million for the River City project. The budget includes items separate from those covered in the Agreement, such as construction work prior to entering into the GMP Agreement, pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology; capitalized interest and excludes start-up cage cash and the non-cash accrual for rent during the construction period.
Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of the greater of $4.0 million or 2.5% of adjusted gross receipts (as defined in the lease and development agreement) commencing on the earlier of August 11, 2009 or the date the project opens. We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the park property; and (e) construct a roadway into the project. We are also required to pay certain fees, potentially aggregating $20 million unless we invest at least an additional $75 million to construct a hotel with a minimum of 100 guestrooms and other amenities, such amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must proceed with reasonable diligence to complete the gaming facilities by May 1, 2009, subject to delays beyond our control, including governmental approvals. We currently anticipate that the property will be completed in early 2010 due to several factors which were beyond our control, including delays in receiving governmental approvals and delays caused by unfavorable weather conditions. The second phase must be opened within three years from August 11, 2009, or we are required to pay fees over five years beginning on the January 2 immediately following the expiration of three years. In each of the five subsequent years that the second phase is not opened, the amount of fees begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of such fees that we would have to pay if the second phase is not completed is $20.0 million.
Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. The employment agreements require severance payments in the case of certain triggering events, including a change in control. As of December 31, 2008, the maximum aggregate amount that would be paid to this group of 35 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $43.9 million.

In connection with Wade Hundley’s resignation as President of the Company, we entered into a separation agreement with him, dated as of June 5, 2008. Mr. Hundley is entitled to cash severance payments equal to approximately $1.4 million, payable in various installments over an 18-month period, of which approximately $459,000 remains to be paid. Mr. Hundley received accrued salary through the date of resignation and a pro rata bonus of approximately $215,000 for 2008, which was paid in January 2009. Mr. Hundley will also be entitled to receive health benefits coverage and disability insurance coverage for a maximum period of eighteen (18) months. Mr. Hundley was also paid his remaining portions of his 2006 and 2007 deferred bonuses of $205,000 in December 2008, and is entitled to approximately $373,000 representing amounts he had previously elected to defer plus earnings thereon, of which approximately $43,300 was paid in December 2008. Vesting of Mr. Hundley’s stock options and restricted stock which would have vested over the next 18 months following the date of the separation agreement was accelerated to June 5, 2008. The compensation expense associated with the terms of the separation agreement relating to his stock options and restricted stock awards was $727,000, computed in accordance with SFAS 123R. As provided in the separation agreement, Mr. Hundley is entitled to exercise certain stock options, which survive the separation. For those stock options granted prior to the date of his employment agreement, Mr. Hundley had until March 5, 2009 to exercise those stock options. For those stock options granted on or after the date of his employment agreement, Mr. Hundley has until June 5, 2009 to exercise those stock options.
Deferred Bonus Plan: We have a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us. Payments are accelerated under certain circumstances, including death, disability and a change in control. We are expensing the deferred portion over the period of time leading up to the vesting date. As of December 31, 2008, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.6 million, of which $2.8 million is included in the $43.9 million change-in-control amount mentioned above.
Self-Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the audited Consolidated Balance Sheets.
Collective Bargaining Agreements: As of December 31, 2008, we continue to negotiate a collective bargaining agreement with approximately 109 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.
On May 17, 2006, the Company entered into a Memorandum of Agreement (the “Agreement”) that, among other things, provided UNITE HERE! Local 74 in St. Louis, Missouri (the “Union”) access to certain employees employed at the Company’s Lumière Place facility, as well as access to the premises, should the Union manifest its intent to organize those certain employees. Additionally, the Agreement provided that in the event the Union requested recognition as the exclusive bargaining agent for those certain employees, the Company agreed to an arbitrator-led card check.
On November 20, 2008, an arbitrator conducted a review of the authorization cards submitted by the Union. A majority of the employees in the applicable bargaining unit authorized the Union to act as their exclusive bargaining agent. Consistent with the Agreement, the Company recognized the Union as the exclusive bargaining agent for the applicable bargaining unit. On December 19, 2008, the Union and the Company held the initial bargaining session in St. Louis.
Legal
Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, which provided $50 million of coverage, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. RSUI Indemnity Company provides $50 million of coverage at the same layer and pari passu with the coverage provided by Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against RSUI Indemnity Company for its respective share of our total hurricane-related damage and consequential loss in Biloxi. On October 20, 2008, we filed a motion for partial summary judgment on certain outstanding legal issues relating to the calculation of our business interruption loss for the claim. A hearing date has not yet been set on that motion.
As of December 31, 2008, the insurers have not designated the $192 million of advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the book value of the destroyed assets and certain insured expenses. To the extent that the advances under the policy excluding settlements previously discussed exceed such expenses and book value, the difference (currently $18.4 million) is recorded as a deferred gain in “Other long-term liabilities” on our audited Consolidated Balance Sheets.

Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and are substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. The settlements of parts of the insurance claim resulted in gains of $54.4 million, net of tax, which is reflected in discontinued operating results in the fiscal year ended December 31, 2008. The deferred gain reflected on the audited Consolidated Balance Sheets primarily reflects the ongoing dispute with remaining insurance carrier.
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. On January 6, 2009, the Louisiana district civil court extended the time for the defendants to respond to the state-court lawsuit until after the Fifth Circuit rules on Jebaco’s appeal. The Louisiana district civil court provided that Jebaco could request a deadline for a response from defendants if the Fifth Circuit had not ruled by February 12, 2009. On March 2, 2009, the Fifth Circuit heard oral arguments on the appeal. In light of this development, the defendants intend to seek an additional extension of time to respond to the state-court complaint. While we cannot predict the outcome of this litigation, management intends to vigorously defend this litigation.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
Note 13—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentine subsidiary; a subsidiary that owns an aircraft; a subsidiary with approximately $59.1 million in cash, cash equivalents and marketable securities as of December 31, 2008; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2008
Income Statement
Revenues:
Gaming	$—	$844.2	$59.6	$—	$903.8
Food and beverage	—	58.3	4.9	—	63.2
Other	0.2	76.2	1.3	—	77.7

	0.2	978.7	65.8	—	1,044.7

Expenses:
Gaming	—	508.2	34.1	—	542.3
Food and beverage	0.1	58.9	6.5	—	65.5
General and administrative and other	59.0	264.4	18.5	—	341.9
Write downs, reserves and recoveries, and impairments	9.8	285.4	27.3	—	322.5
Depreciation and amortization	5.2	100.4	12.2	—	117.8

	74.1	1,217.3	98.6	—	1,390.0

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Operating Income	(73.9)	(238.6)	(32.8)	—	(345.3)
Equity earnings of subsidiaries	(246.7)	4.1	—	242.6	—
Loss on early extinguishment of debt	—	—	—	—	—
Merger termination proceeds, net of expenses	—	—	—	—	—
Interest (expense) and non-operating income, net	(76.2)	24.8	1.0	—	(50.4)
Impairment of investment in equity securities	(10.8)	—	(18.2)	—	(29.0)

Income (loss) from continuing operations before inter-company activity, income taxes and minority interest	(407.6)	(209.7)	(50.0)	242.6	(424.7)

Management fee & inter-company interest income (expense)	28.3	(28.0)	(0.3)	—	—
Income tax (expense) benefit	56.7	—	(2.2)	—	54.5
Minority Interest	—	—	—	—	—

Income (loss) from continuing operations	(322.6)	(237.7)	(52.5)	242.6	(370.2)
Income (loss) from discontinued operations, net of taxes	—	54.9	(7.3)	—	47.6

Net income (loss)	$(322.6)	$(182.8)	$(59.8)	$242.6	$(322.6)

For the year ended December 31, 2007
Income Statement
Revenues:
Gaming	$—	$721.3	$88.1	$—	$809.4
Food and beverage	—	40.7	5.6	—	46.3
Other	0.2	64.0	1.9	—	66.1

	0.2	826.0	95.6	—	921.8

Expenses:
Gaming	—	426.0	45.4	—	471.4
Food and beverage	—	39.9	6.8	—	46.7
General and administrative and other	50.0	230.3	22.0	—	302.3
Write downs, reserves, recoveries and impairments	—	3.8	0.5	—	4.3
Depreciation and amortization	1.6	68.2	10.5	—	80.3

	51.6	768.2	85.2	—	905.0

Operating Income	(51.4)	57.8	10.4	—	16.8
Equity in subsidiaries	53.0	6.2	—	(59.2)	—
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Merger termination proceeds, net of expenses	—	—	—	—	—
Interest (expense) and non-operating income, net	(56.6)	43.9	2.5	—	(10.2)

Income (loss) from continuing operations before inter-company activity, income taxes and minority interest	(61.1)	107.9	12.9	(59.2)	0.5

Management fee & inter-company interest income (expense)	55.0	(54.6)	(0.4)	—	—
Income tax (expense) benefit	4.7	—	(5.2)	—	(0.5)
Minority Interest	—	—	—	—	—

Income (loss) from continuing operations	(1.4)	53.3	7.3	(59.2)	—
Income (loss) from discontinued operations, net of taxes	—	—	(1.4)	—	(1.4)

Net income (loss)	$(1.4)	$53.3	$5.9	$(59.2)	$(1.4)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2006
Income Statement
Revenues:
Gaming	$—	$755.0	$27.1	$—	$782.1
Food and beverage	—	42.8	2.7	—	45.5
Other	0.1	83.6	0.2	—	83.9

	0.1	881.4	30.0	—	911.5

Expenses:
Gaming	—	434.2	9.3	—	443.5
Food and beverage	—	40.2	3.6	—	43.8
General and administrative and other	48.9	198.2	10.1	—	257.2
Write downs, reserves, recoveries and impairments	—	—	—	—	—
Depreciation and amortization	1.0	64.5	3.2	—	68.7

	49.9	737.1	26.2	—	813.2

Operating Income	(49.8)	144.3	3.8	—	98.3
Equity in subsidiaries	108.5	2.6	—	(111.1)	—
Merger termination proceeds, net of expenses	44.7	—	—	—	44.7
Interest (expense) and non-operating income, net	(46.0)	8.2	0.1	—	(37.7)

Income (loss) from continuing operations before inter-company activity, income taxes and minority interest	57.4	155.1	3.9	(111.1)	105.3

Management fee & inter-company interest income (expense)	40.9	(40.5)	(0.4)	—	—
Income tax (expense) benefit	(39.7)	(0.1)	(2.3)	—	(42.1)
Minority Interest	0.1	—	—	—	0.1

Income (loss) from continuing operations	58.7	114.5	1.2	(111.1)	63.3
Income (loss) from discontinued operations, net of taxes	18.2	(3.2)	(1.4)	—	13.6

Net income (loss)	$76.9	$111.3	$(0.2)	$(111.1)	$76.9

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of December 31, 2008
Balance Sheet
Current assets	$17.9	$85.3	$64.1	$—	$167.3
Property and equipment, net	18.3	1,565.0	46.7	—	1,630.0
Other non-current assets	47.4	68.4	10.3	(4.2)	121.9
Investment in subsidiaries	1,661.4	23.0	—	(1,684.4)	—
Inter-company	1.2	0.2	—	(1.4)	—

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

Current liabilities	38.6	129.4	6.5	0.1	174.6
Notes payable, long term	942.4	0.8	4.3	(4.3)	943.2
Other non-current liabilities	25.9	36.0	0.2	—	62.1
Inter-company	—	—	1.4	(1.4)	—
Equity	739.3	1,575.7	108.7	(1,684.4)	739.3

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

As of December 31, 2007
Balance Sheet
Current assets	$44.3	$141.3	$96.0	$—	$281.6
Property and equipment, net	28.7	1,617.8	69.8	—	1,716.3
Other non-current assets	54.7	123.7	17.2	—	195.6
Investment in subsidiaries	1,859.8	21.3	—	(1,881.1)	—
Inter-company	1.3	3.5	(4.8)	—	—

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

Current liabilities	35.7	165.1	11.3	—	212.1
Notes payable, long term	840.3	0.9	—	—	841.2
Other non-current liabilities	60.4	27.3	0.1	—	87.8
Inter-company	—	—	—	—	—
Equity	1,052.4	1,714.3	166.8	(1,881.1)	1,052.4

	$1,988.8	$1,907.6	$178.2	$(1,881.1)	$2,193.5

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
For the year ended December 31, 2008
Statement of Cash Flows
Cash provided by (used in) operating activities	$(102.3)	$236.6	$(5.0)	$—	$129.3

Cash used in investing activities
Capital expenditure and land additions	(9.1)	(277.0)	(4.8)	—	(290.9)
Change in construction related liability	0.7	(30.1)	—	—	(29.4)
Land deposit and other	0.2	14.1	—	—	14.3

Cash used in investing activities	(8.2)	(293.0)	(4.8)	—	(306.0)

Cash provided by (used in) financing activities Change in notes payable	101.9	—	—	—	101.9

Cash provided by (used in) financing activities	101.9	—	—	—	101.9

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash and cash equivalents	(8.6)	(56.4)	(10.4)	—	(75.4)
Cash and cash equivalents, beginning of period	15.3	106.0	69.8	—	191.1

Cash and cash equivalents, end of period	$6.7	$49.6	$59.4	$—	$115.7

For the year ended December 31, 2007
Statement of Cash Flows
Cash provided by (used in) operating activities	$(441.8)	$506.5	$88.7	$—	$153.4

Cash used in investing activities
Capital expenditures and land additions	(16.7)	(492.9)	(36.0)	—	(545.6)
Investment in available for sale securities	(39.8)	—	—	—	(39.8)
Change in restricted cash and others	21.9	(7.6)	5.0	—	19.3

Cash used in investing activities	(34.6)	(500.5)	(31.0)	—	(566.1)

Cash provided by (used in) financing activities
Common stock transactions	423.5	(8.8)	—	—	414.7

Cash provided by (used in) financing activities	423.5	(8.8)	—	—	414.7

Effect of exchange rate changes on cash	0.5	—	0.1	—	0.6
Increase (decrease) in cash and cash equivalents	(52.4)	(2.8)	57.8	—	2.6
Cash and cash equivalents, beginning of period	67.7	108.8	12.0	—	188.5

Cash and cash equivalents, end of period	$15.3	$106.0	$69.8	$—	$191.1

For the year ended December 31, 2006
Statement of Cash Flows
Cash provided by (used in) operating activities	$(263.4)	$254.5	$215.4	$—	$206.5

Cash used in investing activities
Capital expenditures and land additions	(74.6)	(284.2)	(203.3)	—	(562.1)
Receipts from sale of assets	83.2	5.1	—	—	88.3
Insurance proceeds and other	(18.9)	33.4	—	—	14.5

Cash used in investing activities	(10.3)	(245.7)	(203.3)	—	(459.3)

Cash provided by (used in) financing activities
Change in notes payable	113.6	—	—	—	113.6
Common stock transactions	182.1	—	—	—	182.1
Debt issuance costs and other	(1.6)	—	—	—	(1.6)

Cash provided by (used in) financing activities	294.1	—	—	—	294.1

Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	20.4	8.8	12.0	—	41.2
Cash and cash equivalents, beginning of period	47.3	100.0	—	—	147.3

Cash and cash equivalents, end of period	$67.7	$108.8	$12.0	$—	$188.5

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. HP/Compton, Inc. and Crystal Park Hotel and Casino Development Company, LLC were guarantors of the 8.25% Notes and 8.75% Notes through March 2006.

(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are our only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane and the subsidiary that owns The Admiral Riverboat Casino.

Note 14—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the years ended December 31, 2008, 2007 and 2006.

	For the year ended December 31,
	2008	2007	2006
	(in millions)
Revenues:
L’Auberge du Lac	$342.6	$321.2	$312.3
Boomtown New Orleans	158.4	162.0	201.5
Belterra Casino Resort	168.6	177.9	172.7
Boomtown Bossier City	88.9	89.7	96.3
Lumière Place	174.2	8.0	11.6
The Admiral Riverboat Casino	25.8	58.1	2.2
Boomtown Reno	46.0	67.2	87.1
Casino Magic Argentina	40.0	37.3	27.7
Other	0.2	0.4	0.1

Total Revenue	$1,044.7	$921.8	$911.5

Adjusted EBITDA: (a)
L’Auberge du Lac	$84.3	$75.2	$72.4
Boomtown New Orleans	54.2	54.2	81.0
Belterra Casino Resort	29.7	39.3	37.3
Boomtown Bossier City	17.1	17.9	23.0
Lumière Place	10.1	(1.0)	1.7
The Admiral Riverboat Casino	(5.0)	7.1	0.4
Boomtown Reno	(4.4)	3.5	6.8
Casino Magic Argentina	11.8	14.3	10.6

	197.8	210.5	233.2
Corporate expenses (b)	(38.2)	(39.8)	(29.2)

	159.6	170.7	204.0
Other benefits (costs):
Depreciation and amortization	(117.8)	(80.3)	(68.7)
Pre-opening and development costs	(55.4)	(60.8)	(29.3)
Non-cash share-based compensation	(9.2)	(8.4)	(5.5)
Corporate level litigation settlement	—	—	(2.2)
Merger termination proceeds, net of expenses	—	—	44.7
Impairment of goodwill	(28.5)	—	—
Impairment of indefinite-lived intangible assets	(41.4)	—	—
Impairment of land and development costs	(228.0)	—	—
Impairment of buildings, riverboats and equipment	(20.3)	(4.9)	—
Write-downs, reserves and recoveries, net	(4.3)	0.5	—
Impairment of investment in equity securities	(29.1)	—	—
Loss on early extinguishment of debt	—	(6.1)	—
Other non-operating income	2.7	15.5	16.0
Interest expense, net of capitalized interest	(53.0)	(25.7)	(53.7)
Minority interest	—	—	0.1
Income tax benefit (expense)	54.5	(0.5)	(42.1)

Income from continuing operations	$(370.2)	$—	$63.3

Capital expenditures
L’Auberge du Lac	$23.4	$69.8	$14.4
Boomtown New Orleans	7.6	4.7	12.0
Belterra Casino Resort	5.7	13.9	6.7
Boomtown Bossier City	3.1	2.3	4.6
Lumière Place	83.5	321.6	103.8
The Admiral Riverboat Casino	0.3	1.2	—
Boomtown Reno	7.0	2.5	3.1
Casino Magic Argentina	4.5	10.5	6.9
Corporate and Other, including new properties (c)	170.9	119.1	35.0

	$306.0	$545.6	$186.5

Assets:
L’Auberge du Lac	$356.2	$398.5	$352.8
Boomtown New Orleans	75.3	87.6	91.3
Belterra Casino Resort	200.7	215.1	219.3
Boomtown Bossier City	91.8	109.5	120.5
Lumière Place	542.8	525.3	44.6
The Admiral Riverboat Casino	8.2	45.9	49.3
Boomtown Reno	54.6	71.9	78.3
Casino Magic Argentina	31.3	39.9	33.3
Corporate and other including new properties	558.3	699.8	748.4

	$1,919.2	$2,193.5	$1,737.8

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs, write-downs, reserves, recoveries, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, gain (loss) on early extinguishment of debt and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(b)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(c)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including $99.4 million for Atlantic City, $51.6 million for River City and $11.2 million for Sugarcane Bay.
Note 15—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2008 and 2007:

	2008
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$258.9	$262.8	$266.3	$256.6
Operating income (loss)	(309.2)	(7.4)	(16.9)	(11.8)
Income (loss) from continuing operations	(297.8)	(8.2)	(48.4)	(15.7)
Income (loss) from discontinued operations, net of taxes	0.1	(3.6)	30.3	20.8
Net income (loss)	(297.7)	(11.8)	(18.1)	5.1
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(4.97)	$(0.14)	$(0.81)	$(0.26)
Income (loss) from discontinued operations, net of taxes	(0.00)	(0.06)	0.51	0.34

Net income (loss)—basic	$(4.97)	$(0.20)	$(0.30)	$0.08

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(4.97)	$(0.14)	$(0.81)	$(0.26)
Income (loss) from discontinued operations, net of taxes	(0.00)	(0.06)	0.51	0.34

Net income (loss)—diluted	$(4.97)	$(0.20)	$(0.30)	$0.08

	2007
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$219.3	$237.6	$232.5	$232.4
Operating income	(15.5)	11.5	10.6	10.2
Income (loss) from continuing operations	(18.0)	5.8	8.6	3.7
Income (loss) from discontinued operations, net of taxes	(1.2)	(0.8)	1.3	(0.8)
Net income (loss)	(19.2)	5.0	9.9	2.9
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.30)	$0.10	$0.14	$0.06
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.02)	0.03	(0.01)

Net income (loss)—basic	$(0.32)	$0.08	$0.17	$0.05

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.30)	$0.10	$0.14	$0.06
Income (loss) from discontinued operations, net of taxes	(0.02)	(0.02)	0.03	(0.01)

Net income (loss)—diluted	$(0.32)	$0.08	$0.17	$0.05

(a)	Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.
The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.
Deloitte & Touche LLP has issued an attestation report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).
(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.
Las Vegas, Nevada
We have audited the internal control over financial reporting of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 9, 2009 expressed an unqualified opinion, and includes an explanatory paragraph related to the adoption of Financial Accounting Standards Board Interpretation No. 48, on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 9, 2009
Item 9B. Other Information
Pinnacle has elected to include the following information in this Item 9B of Form 10-K in lieu of reporting it on a separately filed Form 8-K. Pinnacle does not believe that separately filed Form 8-Ks are necessarily required to report all these items, but the following disclosures are being made under this Item 9B out of an abundance of caution. If filed on Form 8-K, the following disclosures would otherwise be filed on Form 8-K under the heading listed below.

Item 5.02(e)—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On December 22, 2008, the Company entered into amended and restated employment agreements (the “Amendments to the Employment Agreements”) with the following executive officers of the Company: Daniel R. Lee, Chief Executive Officer and Chairman of the Board of Directors; Stephen H. Capp, Executive Vice President and Chief Financial Officer; John A. Godfrey, Executive Vice President, General Counsel and Secretary; and Alain Uboldi, Chief Operating Officer. The principal purpose of the Amendments to the Employment Agreements was to amend the prior employment agreements to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and related regulations and guidance (“Section 409A”). In general, the changes reflected in the Amendments to the Employment Agreements relate to the timing of payments to executives under their employment agreement following certain events. With respect to Mr. Lee’s employment agreement, the base salary amount was conformed to his actual base salary, which had been increased in 2007. The Amendments to the Employment Agreements do not materially affect the scope or amounts of compensation or benefits that such executives are entitled to receive under their employment agreements.
In addition, on December 9, 2008, the Board of Directors approved of amendments to the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (the “2005 Plan”) and the Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan (the “Directors Deferred Compensation Plan”). The amendments to the 2005 Plan and the Directors Deferred Compensation Plan were made to comply with the requirements of Section 409A.
Section 409A changed the income tax treatment of nonqualified deferred compensation and imposed new requirements on both the terms and operation of such compensation. Although the provisions of Section 409A have been in effect since 2005, and employers have been required to operate in good faith since that time, final regulations under Section 409A were not issued until 2007. Companies were required to amend affected nonqualified deferred compensation plans by December 31, 2008, to ensure that they comply with Section 409A and the Section 409A final regulations. Under the final Section 409A regulations, certain severance payments, reimbursement arrangements and other arrangements under the prior employment agreements could have constituted deferred compensation and, accordingly, needed to be brought into compliance with the foregoing regulations.
The Amendments to the Employment Agreements are filed as Exhibits 10.9, 10.10, 10.11, and 10.13 to this Annual Report on Form 10-K and are incorporated by reference herein. The amendments to the 2005 Plan and the Directors Deferred Compensation Plan are filed as Exhibits 4.12 and 10.48, respectively, to this Annual Report on Form 10-K and are incorporated by reference herein.
On December 24, 2008, the Company entered into the First Amendment (the “First Amendment”) to the Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan (the “Plan”). Pursuant to the First Amendment, the Company amended the Plan to permit a participant to elect, during 2008, that all or any portion of his annuity account (as well as all or any portion of his deferral contribution (i.e., non-annuity) account) shall be distributed on an interim distribution date of January 15, 2009 or January 15 of any later year, and has determined that such amendment does not decrease or restrict the balance of a participant’s combined account or any component thereof. The Plan already permitted the parities to make this deferral election for the deferral contribution account. The First Amendment is filed as Exhibit 10.49 to this Annual Report on Form 10-K and is incorporated by reference herein.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11. Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report.
1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts	85
All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

3.	Exhibits.

Exhibit
Number		Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.1	†
Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2	†
Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.3	†
Hollywood Park, Inc. 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4	†
Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5	†
Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.6	†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.7	†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8	†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9	†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10	†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11	†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

4.12	*†	Amendment to Pinnacle Entertainment, Inc. 2005 Equity And Performance Incentive Plan, As Amended.

4.13	†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.14	†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.15	†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.16	†
Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.17	†
Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.18	†
Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.19	†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.20
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

4.22
Form of 8.75% Senior Subordinated Note due 2013 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.23
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

4.24
First Supplemental Indenture, dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.25
Second Supplemental Indenture, dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.26
Third Supplemental Indenture, dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.27
Fourth Supplemental Indenture, dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.28
Fifth Supplemental Indenture, dated as of May 29, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

4.29
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

4.30
Form of 8.25% Senior Subordinated Note due 2012 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.31
Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.32
Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.33
Registration Rights Agreement, dated as of June 8, 2007, among Pinnacle Entertainment, Inc., the guarantors identified therein and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

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

10.5	†
Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 31, 2007 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

10.6	†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.7	†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.8	†	Summary of 2007 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.9	*†	Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee.

10.10	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp.

10.11	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey.

10.12	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez.

10.13	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Alain Uboldi.

10.14	†
Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.15 †
Separation Agreement and General Release dated as of June 5, 2008 by and among Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008. (SEC File No. 001-13641).

10.16
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

10.17
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

10.18
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.19
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.20
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.21
Ground Lease Agreement, effective as of August 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.22
Guaranty Agreement, effective as of August 1, 2007, by and between Pinnacle Entertainment, Inc. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.23
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.24
First Amendment to Redevelopment Agreement and First Amendment to Option For Ground Lease dated as of December 23, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.25
Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.26
Third Amendment to the Redevelopment Agreement dated August 21, 2006 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.27
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.28
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.29
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.30
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.31
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.32
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.33
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.34
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.35
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.36
Development Agreement dated December 31, 2007, by and between Unified Government of Wyandotte County/Kansas City, Kansas and PNK (Kansas), LLC, is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.37
Standard Form of Agreement, dated November 27, 2007, between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.38
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

10.39
Guaranteed Maximum Price Agreement, dated as of May 11, 2007, between Casino One Corporation and McCarthy Building Companies, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007. (SEC File No. 001-13641).

10.40	†
Summary of 2007 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

10.41	†	Summary of 2008 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008. (SEC File No. 001-13641).

10.42
Settlement Agreement, dated May 9, 2008, between Pinnacle Entertainment, Inc. and Allianz Global Risks US Insurance Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (SEC File No. 001-13641).

10.43
Settlement Agreement, dated February 22, 2008, between Pinnacle Entertainment, Inc. and Arch Specialty Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2008. (SEC File No. 001-13641).

10.44
Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.45	*†	Pinnacle Entertainment, Inc. Executive Health Expense Plan.

10.46	*†	Pinnacle Entertainment, Inc. Deferred Bonus Plan.

10.47	*†	Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan.

10.48	*†	2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan.

10.49	*†	First Amendment to the Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 24, 2008.

11	*	Statement re: Computation of Per Share Earnings.

12	*	Computation of Ratio of Earnings to Fixed Charges.

21	*	Subsidiaries of Pinnacle Entertainment, Inc.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	*	Government Regulations and Gaming Issues.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated: March 9, 2009	By:	/s/ Daniel R. Lee
Daniel R. Lee
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Daniel R. Lee Daniel R. Lee	Dated: March 9, 2009
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Stephen H. Capp Stephen H. Capp	Dated: March 9, 2009
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Stephen C. Comer Stephen C. Comer	Dated: March 9, 2009
Director

By:	/s/ John V. Giovenco John V. Giovenco	Dated: March 9, 2009
Director

By:	/s/ Richard J. Goeglein Richard J. Goeglein	Dated: March 9, 2009
Director

By:	/s/ Ellis Landau Ellis Landau	Dated: March 9, 2009
Director

By:	/s/ Bruce A. Leslie Bruce A. Leslie	Dated: March 9, 2009
Director

By:	/s/ James L. Martineau James L. Martineau	Dated: March 9, 2009
Director

By:	/s/ Michael Ornest Michael Ornest	Dated: March 9, 2009
Director

By:	/s/ Lynn P. Reitnouer Lynn P. Reitnouer	Dated: March 9, 2009
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2006, 2007 and 2008
(in thousands)

	As of	2006		As of	2007		As of	2008		As of
Reserve Description	1/1/06	Additions	Deductions	12/31/06	Additions	Deductions	12/31/07	Additions	Deductions	12/31/08
Allowance for doubtful accounts	$3,349	$8,851	$(3,221)	$8,979	$4,553	$(2,067)	$11,465	$4,074	$(3,691)	$11,848

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.1	†
Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 filed on September 18, 1996. (SEC File No. 333-12253).

4.2	†
Form of Non-Qualified Stock Option Agreement for Hollywood Park, Inc. 1996 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.3	†
Hollywood Park, Inc. 1993 Stock Option Plan is hereby incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on March 26, 1999. (SEC File No. 333-73235).

4.4	†
Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.5	†
Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.6	†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.7	†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.8	†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.9	†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.10	†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.11	†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

4.12	*†	Amendment to Pinnacle Entertainment, Inc. 2005 Equity And Performance Incentive Plan, As Amended.

4.13	†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.14	†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.15	†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.16	†
Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.17	†
Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
4.18	†
Nonqualified Stock Option Agreement dated as of April 10, 2002 by and between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (SEC File No. 001-13641).

4.19	†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.20
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

4.22
Form of 8.75% Senior Subordinated Note due 2013 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003. (SEC File No. 001-13641).

4.23
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

4.24
First Supplemental Indenture, dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York, is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.25
Second Supplemental Indenture, dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.26
Third Supplemental Indenture, dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.27
Fourth Supplemental Indenture, dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.28
Fifth Supplemental Indenture, dated as of May 29, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, as successor trustee to The Bank of New York is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

4.29
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

4.30
Form of 8.25% Senior Subordinated Note due 2012 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.31
Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
4.32
Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.33
Registration Rights Agreement, dated as of June 8, 2007, among Pinnacle Entertainment, Inc., the guarantors identified therein and Lehman Brothers Inc., Bear, Stearns & Co. Inc., Banc of America Securities LLC and Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

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

10.5	†
Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 31, 2007 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

10.6	†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2007. (SEC File No. 001-13641).

10.7	†	Summary of 2006 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2007. (SEC File No. 001-13641).

10.8	†	Summary of 2007 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.9	*†	Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee.

10.10	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp.

10.11	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey.

Exhibit
Number		Description of Exhibit
10.12	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez.

10.13	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Alain Uboldi.

10.14	†
Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.15	†
Separation Agreement and General Release dated as of June 5, 2008 by and among Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008. (SEC File No. 001-13641).

10.16
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

10.17
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

10.18
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.19
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.20
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor and Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.21
Ground Lease Agreement, effective as of August 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.22
Guaranty Agreement, effective as of August 1, 2007, by and between Pinnacle Entertainment, Inc. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.23
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.24
First Amendment to Redevelopment Agreement and First Amendment to Option For Ground Lease dated as of December 23, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.25
Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.26
Third Amendment to the Redevelopment Agreement dated August 21, 2006 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.27
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.28
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

10.30
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.31
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.32
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.33
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.34
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.35
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.36
Development Agreement dated December 31, 2007, by and between Unified Government of Wyandotte County/Kansas City, Kansas and PNK (Kansas), LLC, is hereby incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008. (SEC File No. 001-13641).

10.37
Standard Form of Agreement, dated November 27, 2007, between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.38
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

10.39
Guaranteed Maximum Price Agreement, dated as of May 11, 2007, between Casino One Corporation and McCarthy Building Companies, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2007. (SEC File No. 001-13641).

10.40	†
Summary of 2007 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

10.41	†	Summary of 2008 Bonus Award Schedule is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2008. (SEC File No. 001-13641).

10.42
Settlement Agreement, dated May 9, 2008, between Pinnacle Entertainment, Inc. and Allianz Global Risks US Insurance Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.43
Settlement Agreement, dated February 22, 2008, between Pinnacle Entertainment, Inc. and Arch Specialty Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2008. (SEC File No. 001-13641).

10.44
Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

10.45	*†	Pinnacle Entertainment, Inc. Executive Health Expense Plan.

10.46	*†	Pinnacle Entertainment, Inc. Deferred Bonus Plan.

10.47	*†	Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan.

10.48	*†	2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan.

10.49	*†	First Amendment to the Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 24, 2008.

11	*	Statement re: Computation of Per Share Earnings.

12	*	Computation of Ratio of Earnings to Fixed Charges.

21	*	Subsidiaries of Pinnacle Entertainment, Inc.

23	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	*	Government Regulations and Gaming Issues.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.