Form 10-Q
period 2009-03-31
PINNACLE ENTERTAINMENT INC
filed 2009-05-11
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(702) 541-7777
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of the close of business on May 8, 2009, the number of outstanding shares of the registrant’s common stock was 60,064,681.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2008
	(in thousands, except per share data)
Revenues:
Gaming	$237,495	$228,202
Food and beverage	14,863	13,742
Lodging	8,397	6,129
Retail, entertainment and other	8,205	8,512

	268,960	256,585

Expenses and other costs (benefits):
Gaming	134,565	138,024
Food and beverage	15,264	15,021
Lodging	5,808	4,388
Retail, entertainment and other	4,310	5,813
General and administrative	57,936	59,691
Depreciation and amortization	26,201	28,461
Pre-opening and development costs	5,884	17,136
Write-downs, reserves and recoveries, net	412	(118)

	250,380	268,416

Operating income (loss)	18,580	(11,831)
Other non-operating income	133	1,139
Interest expense, net of capitalized interest	(16,678)	(12,083)

Income (loss) from continuing operations before income taxes	2,035	(22,775)
Income tax (expense) benefit	(808)	7,016

Income (loss) from continuing operations	1,227	(15,759)
Income (loss) from discontinued operations, net of income taxes	(296)	20,813

Net income	$931	$5,054

Net income per common share—basic
Income (loss) from continuing operations	$0.02	$(0.26)
Income (loss) from discontinued operations, net of income taxes	—	0.34

Net income per common share—basic	$0.02	$0.08

Net income per common share—diluted
Income (loss) from continuing operations	$0.02	$(0.26)
Income (loss) from discontinued operations, net of income taxes	—	0.34

Net income per common share—diluted	$0.02	$0.08

Number of shares—basic	60,008	59,949
Number of shares—diluted	61,876	60,085
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$130,852	$115,712
Accounts receivable, net of allowance for doubtful accounts of $12,612 and $11,848	20,994	26,348
Inventories	5,643	6,425
Prepaid expenses and other assets	16,687	18,845

Total current assets	174,176	167,330
Restricted cash	9,254	9,318
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	407,118	407,169
Buildings, riverboats and improvements	1,100,027	1,099,204
Furniture, fixtures and equipment	437,078	436,887
Construction in progress	166,169	127,407

	2,110,392	2,070,667
Less: accumulated depreciation	(464,456)	(440,630)

	1,645,936	1,630,037
Assets held for sale	2,688	2,687
Goodwill	16,742	16,742
Intangible assets, net (Note 1)	32,540	32,607
Other assets, net	62,246	60,503

	$1,943,582	$1,919,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,645	$45,755
Accrued interest	15,509	11,010
Accrued compensation	38,815	41,574
Accrued taxes	14,670	17,089
Other accrued liabilities	55,172	55,060
Deferred income taxes	2,277	4,029
Current portion of long-term debt (Note 2)	91	89

Total current liabilities	177,179	174,606
Long-term debt less current portion (Note 2)	956,541	943,243
Other long-term liabilities	58,938	59,831
Deferred income taxes (Note 3)	3,857	2,198
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common—$0.10 par value, 60,063,181 and 59,981,181 shares outstanding, net of treasury shares	6,207	6,199
Additional paid in capital	1,002,186	999,419
Retained deficit	(229,147)	(230,077)
Accumulated other comprehensive loss	(12,089)	(16,105)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	747,067	739,346

	$1,943,582	$1,919,224

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$931	$5,054
Depreciation and amortization	26,201	28,639
Loss on disposal of assets	252	413
Impairment of land, buildings, riverboats and equipment	138	—
Provision for bad debts	809	363
Amortization of debt issuance costs	1,155	1,068
Share-based compensation expense	2,312	1,771
Change in deferred income taxes	750	11,326
Tax benefit from stock option exercises	—	118
Excess tax benefit from stock equity plans	—	(180)
Change in long-term accounts, net	—	1,488
Changes in operating assets and liabilities:
Receivables	2,827	866
Prepaid expenses and other	128	(410)
Other long-term assets	1,285	—
Accounts payable	(2,845)	(4,671)
Accrued compensation	(1,779)	(6,864)
Accrued interest	4,499	4,496
Other accrued liabilities	(1,621)	(9,077)
Other long-term liabilities	388	—
All other, net	—	91

Net cash provided by operating activities	35,430	34,491

Cash flows from investing activities:
Capital expenditures	(33,625)	(122,934)
Change in restricted cash	(13)	79
Proceeds from sale of property and equipment	21	—

Net cash used in investing activities	(33,617)	(122,855)

Cash flows from financing activities:
Borrowings under credit facility	27,689	100,000
Repayments under credit facility	(14,456)	—
Payments on other secured and unsecured notes payable	(21)	(30)
Proceeds from common stock options exercised	446	464
Excess tax benefits from stock equity plans	—	180
Debt issuance and other financing costs	(70)	(240)

Net cash provided by financing activities	13,588	100,374

Effect of exchange rate changes on cash and cash equivalents	(261)	(21)

Increase in cash and cash equivalents	15,140	11,989
Cash and cash equivalents at the beginning of the period	115,712	191,124

Cash and cash equivalents at the end of the period	$130,852	$203,113

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$11,036	$13,393
Cash payments (refunds) related to income taxes, net	(3,504)	627
Construction related costs included in liabilities, net	34,862	24,458
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We operate seven domestic casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City”, respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“Lumière Place Casino” and “The Admiral Riverboat Casino”). Internationally, we operate one significant casino and several small casinos in Argentina (“Casino Magic Argentina”). We view each property as an operating segment and aggregate our Argentine casinos into the “Casino Magic Argentina” reporting segment. References in this Quarterly Report on Form 10-Q to “Pinnacle,” “the Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where the context otherwise indicates.
In July 2008, we announced plans to sell or otherwise discontinue operations of The Casino at Emerald Bay in the Bahamas and officially ceased operations on January 2, 2009. We have classified the related assets as held for sale in our unaudited Condensed Consolidated Balance Sheets and have included its results in discontinued operations.
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
Principles of Consolidation The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles (“GAAP”) in the United States. The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2008.
Use of Estimates The preparation of unaudited Condensed Consolidated Financial Statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liability and mychoice customer rewards programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation and estimates of the forfeiture rate, expected life of options and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
Fair Value Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115.” SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities.
•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3: Unobservable inputs that are not corroborated by market data.

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the quarter ended March 31, 2009, we elected not to use the fair value option permitted under SFAS No. 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.
As of March 31, 2009, our assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets:
Available-for-sale securities	$15.7	$15.7	$—	$—

Total assets at fair value	$15.7	$15.7	$—	$—

Liabilities:
Phantom stock units	$0.5	$0.5	$—	$—

Total liabilities at fair value	$0.5	$0.5	$—	$—

As of December 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets:
Available-for-sale securities	$10.8	$10.8	$—	$—

Total assets at fair value	$10.8	$10.8	$—	$—

Liabilities:
Phantom stock units	$0.6	$0.6	$—	$—

Total liabilities at fair value	$0.6	$0.6	$—	$—

Available-for-Sale Securities: We classify all equity securities that we hold as current available-for-sale securities. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, during the three months ended March 31, 2009 and 2008, we recorded an after-tax temporary unrealized holding gain of $4.9 million and a loss of $6.9 million, respectively, as a separate component of “Accumulated other comprehensive loss” on the unaudited Condensed Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, available-for-sale securities include 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor, at $15.7 million and $10.8 million, respectively, and are included in “Other assets, net” on the unaudited Condensed Consolidated Balance Sheets.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at March 31, 2009 and December 31, 2008 relates primarily to our River City project. Depreciation expense for the three months ended March 31, 2009 and 2008 was $26.2 million and $28.5 million, respectively. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest for the three months ended March 31, 2009 and 2008 amounted to $2.2 million and $7.0 million, respectively.
Goodwill and Other Intangible Assets Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or indefinite-lived intangible assets during the three months ended March 31, 2009 or 2008.
Amortizing Intangible Assets Amortizing intangible assets consist of our concession agreement in Argentina, which provides us with certain exclusive rights to operate casinos in major cities of the Province of Neuquén. In June 2008, all of the 32 guestrooms of the hotel that adjoins the principal casino in Neuquén were opened under the terms of our concession agreement. Our exclusivity rights are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting formal government approval of such extension. The unamortized costs as of March 31, 2009 and 2008 were $686,000 and $871,000, respectively.

Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with SOP 98-5 “Reporting on the Costs of Start-up Activities”, and for the three months ended March 31, 2009 and 2008 consist of the following:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$3.0	$5.7
River City (b)	1.2	0.9
Baton Rouge	1.0	4.7
Sugarcane Bay	0.6	0.5
Kansas City (c)	—	0.8
Lumière Place	—	3.6
Missouri Proposition A Initiative	—	0.6
Other	0.1	0.3

Total pre-opening and development costs	$5.9	$17.1

(a)	In late 2008, management decided to complete certain demolition projects, but to otherwise suspend substantially all development activities in Atlantic City indefinitely. Such demolition activities were completed in December 2008. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land.

(b)	Pre-opening costs at the River City project, expected to open in the first quarter of 2010, includes $1.0 million and $0.5 million, respectively, for the three months ended March 31, 2009 and 2008 for non-cash, straight-lined rent accruals under a lease agreement.

(c)	We withdrew our application as an applicant for the Northeast Kansas Gaming Zone in late 2008 due to deteriorating capital markets.
Comprehensive Income Our comprehensive income (loss) is as follows:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Net income	$0.9	$5.1
Other comprehensive income (loss)
Foreign currency translation loss	(1.7)	(0.2)
Post-retirement plan benefit obligation, net of income taxes (a)	0.8	—
Unrealized gain (loss) on securities, net of income taxes (b)	4.9	(6.9)

Comprehensive income (loss)	$4.9	$(2.0)

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan.

(b)	Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a component of other comprehensive income.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of March 31, 2009 and 2008, our share-based awards issued under our Stock Option Plans consisted primarily of common stock option grants.

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
SFAS No. 160 In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. The statement is an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 became effective for us on January 1, 2009. We do not have a non-controlling interest in any subsidiaries, as such, adoption did not have an effect on our unaudited Condensed Consolidated Financial Statements.
FSP No. FAS 157-2 In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157, “Fair Value Measurements” to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Early adoption of SFAS No. 157 is permitted. We applied SFAS No. 157 in the fair value calculations for our testing of land and development costs, buildings, riverboats and equipment, goodwill, and indefinite-lived intangible assets as of December 31, 2008.
SFAS No. 161 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133”, which enhances required disclosures regarding derivatives and hedging activities. SFAS No. 161 became effective for us on January 1, 2009 and adoption did not have an effect on our unaudited Condensed Consolidated Financial Statements.
FSP No. FAS 142-3 In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and requires enhanced related disclosures. This FSP became effective for us on January 1, 2009, and adoption did not have a material effect on our unaudited Condensed Consolidated Financial Statements.
FSP No. EITF 03-6-1 In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities”, which specifies that those unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and must be included in the computation of both basic and diluted earnings per share. This FSP became effective January 1, 2009 and adoption did not have an effect on our unaudited Condensed Consolidated Financial Statements, as our current share-based awards do not include dividend rights.
FSP FAS 157-4 In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” which is intended to provide additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability has significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. This statement is effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 is not expected to have an effect on our unaudited Condensed Consolidated Financial Statements upon adoption.
FSP FAS 107-1 and APB 28-1 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, as well as disclosures in summarized financial information at interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009, and is not expected to have an effect on our unaudited Condensed Consolidated Financial Statements upon adoption.

FSP FAS 115-2 and FAS 124-2 In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have an effect on our unaudited Condensed Consolidated Financial Statements upon adoption.
A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our unaudited Condensed Consolidated Financial Statements.
Note 2—Long-Term Debt
Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
	(in millions)
Senior Secured Credit Facility	$165.0	$151.8
Unsecured 8.25% Notes due 2012	276.6	276.7
Unsecured 8.75% Notes due 2013	133.8	133.7
Unsecured 7.50% Notes due 2015	380.3	380.2
Other secured and unsecured notes payable	0.9	0.9

	$956.6	$943.3
Less current maturities	(0.1)	(0.1)

	$956.5	$943.2

Senior Secured Credit Facility: As of March 31, 2009, we had borrowed $165 million and had letters of credit of $12.6 million under our $625 million revolving credit facility that matures in December 2010 (the “Credit Facility”). Utilization of the Credit Facility is currently limited to $350 million by the indenture governing our 8.75% senior subordinated notes due 2013, which notes became callable in October 2008. As of March 31, 2009, the interest rate of the Credit Facility is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.5% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. The letters of credit bore facility fees of 2.0% per annum during the three months ended March 31, 2009.
Interest expense: Interest expense was as follows:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Interest expense before capitalization of interest	$18.9	$19.1
Less: capitalized interest	(2.2)	(7.0)

Total interest expense, net of capitalized interest	$16.7	$12.1

The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by an increase attributed to our River City project.
Note 3—Income Taxes
Our effective income tax rate for continuing operations for the quarter ended March 31, 2009 was an expense of $0.8 million, or 39.7%, as compared to a benefit of $7.0 million, or (30.9)% for the same period last year. Our income tax benefit for the same period last year was negatively affected by non-deductible items such as lobbying expenses and state income tax expense, including the impact of non-deductible gaming taxes for Indiana. In addition, it is reasonably possible that our unrecognized tax benefits will decrease between $4 million and $6 million during the next 12 months.

Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of March 31, 2009, we had approximately 6.9 million share-based awards issued, 19,000 of which are restricted stock awards and the rest of which are common stock options, with approximately 1.1 million share-based awards available for grant.
Pursuant to SFAS No. 123R, “Share-Based Payment,” we recorded pre-tax compensation expense of approximately $2.3 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $21.4 million and $20.0 million at March 31, 2009 and 2008, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options was $446,000 and $464,000 for the three months ended March 31, 2009 and 2008, respectively. The associated shares were newly issued common stock. Excess tax benefit resulting from the exercise of stock options was $180,000 for the three months ended March 31, 2008 and is reported as additional cash flows from financing activities. There was no such benefit for the three months ended March 31, 2009.
The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2009	7,398,988	$14.68
Granted	92,500	$7.39
Exercised	(82,000)	$5.44
Cancelled, Forfeited	(470,700)	$11.66

Options outstanding at March 31, 2009	6,938,788	$14.89

Vested or expected to vest at a point in the future as of March 31, 2009	6,656,342
Options exercisable at March 31, 2009	3,615,888	$12.67
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2009	$3.25
Note 5—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Impairment of assets	$0.1	$—
Loss (gain) on disposal of assets	0.3	(0.1)

Write-downs, reserves and recoveries, net	$0.4	$(0.1)

Note 6—Commitments and Contingencies
Guaranteed Maximum Price Agreement for Lumière Place: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The guaranteed maximum price set by the GMP Agreement was a portion of the total budget of $507 million for the Lumière Place project. The budget includes items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of March 31, 2009, we had paid approximately $335 million of the approximate $345 million maximum price and we expect to pay a portion of the remaining $10 million, which has been accrued.

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
Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into a Guaranteed Maximum Price Agreement (the “Agreement”) with a general contractor for the construction of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million and that the project will be substantially complete by January 31, 2010. The guaranteed maximum price set by the Agreement is a portion of the total budget of $380 million for the River City project. The budget includes items separate from those covered in the Agreement, such as construction work prior to entering into the Agreement, pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology; and capitalized interest, and excludes start-up cage cash and the non-cash accrual for rent during the construction period.
Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of the greater of $4.0 million or 2.5% of adjusted gross receipts (as defined in the lease and development agreement) commencing on the earlier of August 11, 2009 or the date the project opens. We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the park property; and (e) construct a roadway into the project, which construction is underway. We are also required to pay certain fees, potentially aggregating $20 million unless we invest at least an additional $75 million to construct a hotel with a minimum of 100 guestrooms and other amenities, such amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must proceed with reasonable diligence to complete the gaming facilities by May 1, 2009, subject to delays beyond our control, including governmental approvals. We currently anticipate that the property will be completed in the first quarter of 2010 due to several factors which were beyond our control, including delays in receiving governmental approvals and delays caused by unfavorable weather conditions. The second phase must be opened within three years from August 11, 2009, or we are required to pay fees over five years beginning on the January 2 immediately following the expiration of three years. In each of the five subsequent years that the second phase is not opened, the amount of fees begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of such fees that we would have to pay if the second phase is not completed is $20.0 million.
Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. The employment agreements require severance payments in the case of certain triggering events, including a change in control. As of March 31, 2009, the maximum aggregate amount that would be paid to this group of 35 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $41.8 million.
In connection with Wade Hundley’s resignation as President of the Company, we entered into a separation agreement with him, dated as of June 5, 2008. Mr. Hundley is entitled to cash severance payments equal to approximately $1.4 million, payable in various installments over an 18-month period, of which approximately $418,000 remains to be paid as of March 31, 2009. Mr. Hundley is also entitled to approximately $373,000 representing amounts he had previously elected to defer plus earnings thereon, of which approximately $43,300 has been paid as of March 31, 2009. As provided in the separation agreement, Mr. Hundley is entitled to exercise certain stock options, which survive the separation. For those stock options granted on or after the date of his employment agreement, Mr. Hundley has until June 5, 2009 to exercise those stock options.

Deferred Bonus Plan: We have a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us, except employees who retire at age 65 or later who will received their scheduled annual installments even if they are no longer employed by us. Payments are accelerated upon death, disability and a change in control, regardless of the age of the employee. We are expensing the deferred portion over the period of time leading up to the vesting date. As of March 31, 2009, the deferred bonus commitment, which, for example, would have to be paid commensurate with a change in control, was approximately $3.6 million, of which $3.0 million is included in the $41.8 million change-in-control amount mentioned above.
Self-Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.
Collective Bargaining Agreements: As of March 31, 2009, we continue to negotiate a collective bargaining agreement with approximately 62 of our employees at The Admiral Riverboat Casino. The prior agreement expired on September 30, 2007.
On May 17, 2006, the Company entered into a Memorandum of Agreement (the “Agreement”) commensurate with its obligations under its development agreement with St. Louis that, among other things, provided a hotel workers’ union in St. Louis, Missouri (the “Union”) access to certain employees employed at the Company’s Lumière Place facility, as well as access to the premises, should the Union manifest its intent to organize those certain employees. Additionally, the Agreement provided that in the event the Union requested recognition as the exclusive bargaining agent for those certain employees, the Company agreed to an arbitrator-led card check.
On November 20, 2008, an arbitrator conducted a review of the authorization cards submitted by the Union. A majority of the employees in the applicable bargaining unit authorized the Union to act as their exclusive bargaining agent. Consistent with the Agreement, the Company recognized the Union as the exclusive bargaining agent for the applicable bargaining unit. The Union and the Company have met three times to negotiate a collective bargaining agreement, the last of which was February 18, 2009.
Legal
Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. Prior to the filing of that lawsuit, the various insurers comprising Pinnacle’s first $100 million of coverage paid their respective policy limits to Pinnacle for its Hurricane Katrina losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, which provided $50 million of coverage, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. RSUI Indemnity Company provides $50 million of coverage at the same layer and pari passu with the coverage provided by Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against RSUI Indemnity Company for its respective share of our total hurricane-related damage and consequential loss in Biloxi. On October 20, 2008, we filed a motion for partial summary judgment on certain outstanding legal issues relating to the calculation of our business interruption loss for the claim. A hearing date has not yet been set on that motion.
As of March 31, 2009, the insurers have not designated the $192 million of advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the book value of the destroyed assets and certain insured expenses. To the extent that the advances under the policy, excluding settlements previously discussed, exceed such expenses and book value, the difference (currently $18.5 million) is recorded as a deferred gain in “Other long-term liabilities” on our unaudited Condensed Consolidated Balance Sheets.

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
Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County (Docket No.: ATL-C-145-08) against Pinnacle, ACE Gaming, LLC (“ACE”, a wholly owned subsidiary of Pinnacle), and one other defendant. Pinnacle acquired ACE as part of its acquisition of the entities owning the Sands Hotel & Casino in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a Lease dated December 18, 2000 between Madison House as Landlord and ACE as Tenant for the Madison House hotel in Atlantic City, New Jersey (the “Hotel”). The lawsuit alleges in part that ACE breached certain obligations under the Lease, including, among others, failure to operate and maintain the Hotel as required by the Lease which was alleged to have resulted in substantial damages to the Hotel. The lawsuit further alleges that Pinnacle, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against Pinnacle as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE’s obligations under the Lease, including restoration of the Hotel, as well as unspecified compensatory and exemplary damages, and attorney’s fees, against Pinnacle and ACE.
On January 7, 2009, ACE petitioned the United States District Court for the District of New Jersey for an order compelling arbitration. On February 18, 2009, the trial judge in the state court action issued an order staying the arbitration, which ACE and Pinnacle have appealed. No hearing date has yet been set for ACE’s motion to compel in the federal court case or for oral argument in the appeal of the state court order. Discovery in the lawsuit has commenced. While the Company cannot predict the outcome of this litigation, it intends to defend the matter vigorously. ACE continues to make its payment obligations under the Lease, which expires in December 2012.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
Note 7—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentine subsidiary; a subsidiary that owns an aircraft; a subsidiary with approximately $62.2 million in cash, cash equivalents and marketable securities as of March 31, 2009; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes and 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended March 31, 2009
Income Statement
Revenues:
Gaming	$—	$223.3	$14.2	$—	$237.5
Food and beverage	—	13.9	1.0	—	14.9
Other	—	16.3	0.3	—	16.6

	—	253.5	15.5	—	269.0

Expenses:
Gaming	—	127.0	7.5	—	134.5
Food and beverage	—	13.9	1.4	—	15.3
General and administrative and other	12.3	58.7	3.4	—	74.4
Depreciation and amortization	1.2	23.2	1.8	—	26.2

	13.5	222.8	14.1	—	250.4

Operating income (loss)	(13.5)	30.7	1.4	—	18.6
Equity earnings of subsidiaries	30.3	1.3	—	(31.6)	—
Interest (expense) and non-operating income, net	(18.8)	2.2	—	—	(16.6)

Income (loss) from continuing operations before inter-company activity and income taxes	(2.0)	34.2	1.4	(31.6)	2.0
Management fee & inter-company interest	3.1	(3.1)	—	—	—
Income tax (expense) benefit	(0.2)	—	(0.6)	—	(0.8)

Income (loss) from continuing operations	0.9	31.1	0.8	(31.6)	1.2
Income (loss) from discontinued operations, net of taxes	—	(0.1)	(0.2)	—	(0.3)

Net income (loss)	$0.9	$31.0	$0.6	$(31.6)	$0.9

For the three months ended March 31, 2008
Income Statement
Revenues:
Gaming	$—	$211.3	$16.9	$—	$228.2
Food and beverage	—	12.4	1.4	—	13.8
Other	0.1	14.3	0.2	—	14.6

	0.1	238.0	18.5	—	256.6

Expenses:
Gaming	—	128.6	9.4	—	138.0
Food and beverage	—	13.4	1.6	—	15.0
General and administrative and other	13.1	69.8	4.0	—	86.9
Depreciation and amortization	0.8	24.7	3.0	—	28.5

	13.9	236.5	18.0	—	268.4

Operating income (loss)	(13.8)	1.5	0.5	—	(11.8)
Equity in subsidiaries	21.7	1.7	—	(23.4)	—
Interest (expense) and non-operating income, net	(18.6)	7.1	0.6	—	(10.9)

Income (loss) from continuing operations before inter-company activity and income taxes	(10.7)	10.3	1.1	(23.4)	(22.7)
Management fee & inter-company interest	7.9	(7.8)	(0.1)	—	—
Income tax (expense) benefit	7.9	—	(0.9)	—	7.0

Income (loss) from continuing operations	5.1	2.5	0.1	(23.4)	(15.7)
Income (loss) from discontinued operations, net of taxes	—	21.2	(0.4)	—	20.8

Net income (loss)	$5.1	$23.7	$(0.3)	$(23.4)	$5.1

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of March 31, 2009
Balance Sheet
Current assets	$27.4	$81.6	$65.2	$—	$174.2
Property and equipment, net	17.8	1,584.7	43.4	—	1,645.9
Other non-current assets	48.1	66.4	13.3	(4.3)	123.5
Investment in subsidiaries	1,673.7	22.7	—	(1,696.4)	—
Inter-company	1.2	0.3	—	(1.5)	—

	$1,768.2	$1,755.7	$121.9	$(1,702.2)	$1,943.6

Current liabilities	39.4	132.3	5.5	—	177.2
Notes payable, long term	955.7	0.8	4.3	(4.3)	956.5
Other non-current liabilities	26.0	36.7	0.1	—	62.8
Inter-company	—	—	1.5	(1.5)	—
Equity	747.1	1,585.9	110.5	(1,696.4)	747.1

	$1,768.2	$1,755.7	$121.9	$(1,702.2)	$1,943.6

As of December 31, 2008
Balance Sheet
Current assets	$17.9	$85.3	$64.1	$—	$167.3
Property and equipment, net	18.3	1,565.0	46.7	—	1,630.0
Other non-current assets	47.4	68.4	10.3	(4.2)	121.9
Investment in subsidiaries	1,661.4	23.0	—	(1,684.4)	—
Inter-company	1.2	0.2	—	(1.4)	—

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

Current liabilities	38.6	129.4	6.5	0.1	174.6
Notes payable, long term	942.4	0.8	4.3	(4.3)	943.2
Other non-current liabilities	25.9	36.0	0.2	—	62.1
Inter-company	—	—	1.4	(1.4)	—
Equity	739.3	1,575.7	108.7	(1,684.4)	739.3

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended March 31, 2009
Statement of Cash Flows
Cash provided by operating activities	$1.0	$32.7	$1.7	$—	$35.4

Cash used in investing activities
Capital expenditures and other	(0.8)	(32.8)	—	—	(33.6)

Cash used in investing activities	(0.8)	(32.8)	—	—	(33.6)

Cash provided by financing activities
Change in notes payable and other	13.6	—	—	—	13.6

Cash provided by financing activities	13.6	—	—	—	13.6

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	13.8	(0.1)	1.4	—	15.1
Cash and cash equivalents, beginning of period	6.7	49.5	59.5	—	115.7

Cash and cash equivalents, end of period	$20.5	$49.4	$60.9	$—	$130.8

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended March 31, 2008
Statement of Cash Flows
Cash provided by (used in) operating activities	$(51.0)	$81.8	$3.7	$—	$34.5

Cash used in investing activities
Capital expenditure and other	(3.5)	(117.6)	(1.8)	—	(122.9)

Cash used in investing activities	(3.5)	(117.6)	(1.8)	—	(122.9)

Cash provided by financing activities
Change in notes payable	100.4	—	—	—	100.4

Cash provided by financing activities	100.4	—	—	—	100.4

Effect of exchange rate changes on cash	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	45.9	(35.8)	1.9	—	12.0
Cash and cash equivalents, beginning of period	15.3	106.0	69.8	—	191.1

Cash and cash equivalents, end of period	$61.2	$70.2	$71.7	$—	$203.1

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes.

(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are our only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane and the subsidiary that owns The Admiral Riverboat Casino.
Note 8—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three months ended March 31, 2009 and 2008.

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$88.4	$81.3
Boomtown New Orleans	38.3	42.4
Lumière Place	53.1	37.9
Belterra Casino Resort	41.0	42.0
Boomtown Bossier City	24.8	23.7
Casino Magic Argentina	9.5	9.2
The Admiral Riverboat Casino	6.0	9.3
Boomtown Reno	7.6	10.7
Other	0.3	0.1

Total Revenue	$269.0	$256.6

Adjusted EBITDA: (a)
L’Auberge du Lac	$23.5	$17.7
Boomtown New Orleans	13.5	15.3
Lumière Place	10.6	(0.5)
Belterra Casino Resort	7.8	7.3
Boomtown Bossier City	6.2	4.8
Casino Magic Argentina	2.8	3.2
The Admiral Riverboat Casino	(0.2)	(0.3)
Boomtown Reno	(1.3)	(2.2)

	62.9	45.3

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Corporate expenses (b)	(9.5)	(9.8)

	53.4	35.5
Other benefits (costs):
Depreciation and amortization	(26.2)	(28.5)
Pre-opening and development costs	(5.9)	(17.1)
Non-cash share-based compensation	(2.3)	(1.8)
Write-downs, reserves and recoveries, net	(0.4)	0.1
Other non-operating income	0.1	1.1
Interest expense, net of capitalized interest	(16.7)	(12.1)
Income tax (expense) benefit	(0.8)	7.0

Income (loss) from continuing operations	$1.2	$(15.8)

Capital expenditures
L’Auberge du Lac	$1.1	$16.9
Boomtown New Orleans	1.2	0.9
Lumière Place	1.1	56.5
Belterra Casino Resort	3.2	0.2
Boomtown Bossier City	0.7	1.5
Casino Magic Argentina	—	1.8
The Admiral Riverboat Casino	—	0.2
Boomtown Reno	0.8	1.8
Corporate and other, including new properties (c)	25.5	43.1

	$33.6	$122.9

	March 31,	December 31,
	2009	2008
	(in millions)
Assets:
L’Auberge du Lac	$343.3	$356.2
Boomtown New Orleans	71.8	75.3
Lumière Place	532.8	542.8
Belterra Casino Resort	199.9	200.7
Boomtown Bossier City	93.5	91.8
Casino Magic Argentina	30.0	31.3
The Admiral Riverboat Casino	7.5	8.2
Boomtown Reno	53.4	54.6
Corporate and other, including new properties	611.4	558.3

	$1,943.6	$1,919.2

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(b)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(c)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including $0.7 million for Atlantic City, $23.0 million for River City and $1.3 million for Sugarcane Bay.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
EXECUTIVE SUMMARY
Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate seven domestic casinos, including L’Auberge du Lac in Lake Charles, Louisiana; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; Lumière Place in St. Louis, Missouri; The Admiral Riverboat Casino in St. Louis, Missouri; and Boomtown Reno in Reno, Nevada. Internationally, we operate one significant and several small casinos in Argentina. We previously operated a small casino in the Bahamas, which we closed on January 2, 2009.
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we are building our River City casino, which we expect to open in the first quarter of 2010. In Lake Charles, Louisiana, we have begun site preparation of our planned Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In East Baton Rouge Parish, Louisiana, we continue design and entitlement work on our Baton Rouge project, for which we received voter approval in February 2008 permitting construction of a proposed casino-hotel complex. In view of the current constraints on the availability of capital, in April 2009, the Louisiana Gaming Control Board granted us 150-day extensions for completing our Sugarcane Bay project and entering into a construction contract for our Baton Rouge project. We also own well-located casino sites in Atlantic City, New Jersey and in Central City, Colorado, which projects are on indefinite hold.
We operate casino properties, which include gaming, hotel, dining, retail and other amenities. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital intensive and we rely on the ability of our resorts to generate operating cash flow to pay interest, repay debt financing and fund maintenance capital expenditures.
Our long-term strategy is to build or acquire new resorts that are expected to produce favorable returns above our cost of capital; to maintain and improve our existing properties; and to develop the systems to tie all of our casinos together into a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer-loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions, either alone or with third parties, at terms we believe are reasonable. We continue to make progress toward achieving our long-term strategy.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2009 and 2008. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$88.4	$81.3
Boomtown New Orleans	38.3	42.4
Lumière Place	53.1	37.9
Belterra Casino Resort	41.0	42.0
Boomtown Bossier City	24.8	23.7
Casino Magic Argentina	9.5	9.2
The Admiral Riverboat Casino	6.0	9.3
Boomtown Reno	7.6	10.7
Other	0.3	0.1

Total Revenues	$269.0	$256.6

Operating income (loss)	$18.6	$(11.8)

Income (loss) from continuing operations	$1.2	$(15.8)

Adjusted EBITDA: (a)
L’Auberge du Lac	$23.5	$17.7
Boomtown New Orleans	13.5	15.3
Lumière Place	10.6	(0.5)
Belterra Casino Resort	7.8	7.3
Boomtown Bossier City	6.2	4.8
Casino Magic Argentina	2.8	3.2
The Admiral Riverboat Casino	(0.2)	(0.3)
Boomtown Reno	(1.3)	(2.2)

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments and discontinued operations.
Segment comparison of the three months ended March 31, 2009 and 2008
L’Auberge du Lac

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$78.4	$72.2	8.6%
Total revenues	88.4	81.3	8.7%
Operating income	16.2	10.1	60.4%
Adjusted EBITDA	23.5	17.7	32.8%
L’Auberge du Lac, our largest property, achieved increased revenues and Adjusted EBITDA during the first quarter of 2009 compared to the first quarter of 2008 reflecting improved utilization of the $72 million guestroom and amenity expansion which opened during the first quarter of 2008. The guestroom expansion increased available rooms to 995 from 743, an increase of 34%, resulting in increased lodging, gaming and food and beverage revenues. Marketing and other costs were higher than normal relative to revenues in the first quarter of 2008, due to the start-up of the hotel and amenity expansion.

Boomtown New Orleans

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$36.7	$40.8	(10.0)%
Total revenues	38.3	42.4	(9.7)%
Operating income	11.5	13.2	(12.9)%
Adjusted EBITDA	13.5	15.3	(11.8)%
Results during the first quarter of 2009 at Boomtown New Orleans reflect the November 2008 opening of an additional slot facility in the area, which houses approximately 600 slot machines, as well as levee construction along the major access road to the property. Casino admissions decreased 13% in the first quarter of 2009 compared to the first quarter of 2008. To address this increased competition, Boomtown New Orleans has increased marketing promotions.
Lumière Place

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$44.7	$33.3	34.2%
Total revenues	53.1	38.0	39.7%
Operating income (loss)	2.0	(11.9)	116.8%
Adjusted EBITDA	10.6	(0.5)	2,220.0%
Lumière Place includes the Lumière Place Casino, which opened in late 2007, Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière, each of which opened in early 2008 and other amenities, comprising the Lumière Place complex. Consistent with most new casino openings, operations at Lumière Place continued to improve in the first quarter of 2009 as it entered its second year of operations. Adjusted EBITDA and revenues increased in the first quarter of 2009 from the first quarter of 2008 due to the opening of the Four Seasons Hotel and HoteLumière during February 2008, as well as the elimination of certain gaming restrictions related to customer loss limits in November 2008. Consistent with the ramp-up of operations at almost all new casino-hotels, marketing and payroll costs during the first quarter of 2009 are lower than the first quarter of 2008 due to the maturation of the property.
Belterra Casino Resort

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$35.8	$37.1	(3.5)%
Total revenues	41.0	42.0	(2.4)%
Operating income	4.3	4.0	7.5%
Adjusted EBITDA	7.8	7.3	6.8%
Belterra achieved an increase in Adjusted EBITDA during the first quarter of 2009, despite a decrease in revenues during the same period, due to focusing of the property’s marketing efforts and cost structure. Decreases in revenue are the result of additional competition in the area. During mid-2008, two racetrack casinos in the Indianapolis metropolitan area opened, each of which operate approximately 2,000 slot machines. One of these facilities replaced its temporary casino with a permanent facility in March 2009. Another riverboat competitor plans to open a new, expanded casino in mid-2009.

Boomtown Bossier City

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$23.3	$22.4	4.0%
Total revenues	24.8	23.7	4.6%
Operating income	4.6	3.0	53.3%
Adjusted EBITDA	6.2	4.7	31.9%
Boomtown Bossier has achieved increased revenues and Adjusted EBITDA despite the competitive Bossier City/Shreveport gaming market and has improved Adjusted EBITDA through a focus on the property’s marketing efforts and cost structure. Boomtown Bossier competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth.
Casino Magic Argentina

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$8.6	$8.4	2.4%
Total revenues	9.5	9.2	3.3%
Operating income	2.1	2.4	(12.5)%
Adjusted EBITDA	2.8	3.2	(12.5)%
Casino Magic Argentina includes a sizable casino-hotel facility in Neuquén and several smaller casinos in other parts of the Province of Neuquén. Revenues have increased due to the opening of all 32 guestrooms of the hotel that adjoins the principal casino in Neuquén, Argentina in June 2008. The decrease in Adjusted EBITDA reflects inflation of certain costs, principally payroll costs.
Under terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting the formal government approval of such extension.
The Admiral Riverboat Casino

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$5.6	$8.5	(34.1)%
Total revenues	6.0	9.3	(35.5)%
Operating loss	(0.9)	(2.2)	59.1%
Adjusted EBITDA	(0.2)	(0.2)	—
Beginning in late 2008, we eliminated mid-week table game operations at The Admiral Riverboat Casino and reduced operating hours for the entire casino mid-week. Due to these changes, as well as competition from the neighboring Lumière Place, revenues for the three months ended March 31, 2009 have decreased from the same period in the prior year. These cost-cutting measures have also resulted in Adjusted EBITDA loss for the three months ended March 31, 2009 being essentially the same as for the same period in the prior year. We are evaluating the feasibility, subject to the Missouri Gaming Commission and other approvals, of relocating The Admiral Riverboat Casino to another location.
Boomtown Reno

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Gaming revenues	$4.4	$5.6	(21.4)%
Total revenues	7.6	10.7	(29.0)%
Operating loss	(2.5)	(3.9)	35.9%
Adjusted EBITDA	(1.3)	(2.2)	40.9%

Historically, the first quarter is seasonally slow for the Reno market, primarily due to winter weather that can significantly affect traffic flow along Interstate 80. The first quarter of 2009 saw an increase in the number of traffic control days, on which days snow chains are required for drivers. Average traffic counts on the major interstate alongside Boomtown Reno declined 7.8% in the first quarter of 2009 compared to the first quarter of 2008 according to the Nevada Department of Transportation. Due to the winter weather and the highly competitive operating environment attributed to Native American gaming in northern California, revenues decreased during the first quarter of 2009. Despite the decreases in revenues, Adjusted EBITDA loss decreased slightly due to aggressive cost-cutting measures.
Other factors affecting income from continuing operations
The following are a description of the other costs and benefits for the three months ended March 31, 2009 and 2008, respectively:

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2009	2008	2009 vs. 2008
	(in millions)
Other benefits (costs):
Corporate expenses	$(9.5)	$(9.8)	(3.1)%
Depreciation and amortization	(26.2)	(28.5)	(8.1)%
Pre-opening and development costs	(5.9)	(17.1)	(65.5)%
Non-cash share-based compensation	(2.3)	(1.8)	27.8%
Write-downs, reserves and recoveries, net	(0.4)	0.1	(500.0)%
Other non-operating income	0.1	1.1	(90.9)%
Interest expense, net of capitalized interest	(16.7)	(12.1)	38.0%
Income tax benefit	0.6	7.0	(91.4)%
Corporate expenses represent unallocated payroll, professional fees, rent, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Such expenses were approximately flat during the first quarter of 2009 compared to the first quarter of 2008.
Depreciation and amortization expense decreased in the first quarter of 2009 due to the decreased asset basis resulting from our 2008 fourth quarter impairment of certain long-lived assets.
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with SOP 98-5 “Reporting on the Costs of Start-up Activities” and for the three months ended March 31, 2009 and 2008 consist of the following:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$3.0	$5.7
River City (b)	1.2	0.9
Baton Rouge	1.0	4.7
Sugarcane Bay	0.6	0.5
Kansas City (c)	—	0.8
Lumière Place	—	3.6
Missouri Proposition A Initiative	—	0.6
Other	0.1	0.3

Total pre-opening and development costs	$5.9	$17.1

(a)	In late 2008, management decided to complete certain demolition projects, but to otherwise suspend substantially all development activities in Atlantic City indefinitely. Such demolition activities were completed in December 2008. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land.

(b)	Pre-opening costs at the River City project, expected to open in the first quarter of 2010, include $1.0 million and $0.5 million, respectively, for the three months ended March 31, 2009 and 2008 for non-cash, straight-lined rent accruals under a lease agreement.

(c)	We withdrew our application as an applicant for the Northeast Kansas Gaming Zone in late 2008 due to deteriorating capital markets.

Non-cash Share-based Compensation Expense was $2.3 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The expense has increased due to additional options granted.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Impairment of assets	$0.1	$—
Loss (gain) on disposal of assets	0.3	(0.1)

Write-downs, reserves and recoveries, net	$0.4	$(0.1)

Other non-operating income consists primarily of the following:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Interest income	$0.1	$0.9
Dividend income	—	0.2

Total other non-operating income	$0.1	$1.1

Interest income has decreased during the first quarter of 2009 compared to the first quarter of 2008 primarily due to historically low short-term interest rates in the current period compared to the 2008 quarter, as well as reduced cash balances as we continued to minimize excess cash. The interest earned was also impacted by the traditionally conservative investment options we elect.
Interest expense was as follows:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Interest expense before capitalization of interest	$18.9	$19.1
Less: capitalized interest	(2.2)	(7.0)

Total interest expense, net of capitalized interest	$16.7	$12.1

The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by increases in our River City project.
Income Tax Benefit Our effective income tax rate for continuing operations for the quarter ended March 31, 2009 was an expense of $0.8 million, or 39.7%, as compared to a benefit of $7.0 million, or (30.9)% for the same period last year. Our income tax benefit for the same period last year was negatively affected by non-deductible items such as lobbying expenses and state income tax expense, including the impact of non-deductible gaming taxes for Indiana. In addition, it is reasonably possible that our unrecognized tax benefits will decrease between $4 million and $6 million during the next 12 months.
Discontinued Operations consist of our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas. For the three months ended March 31, 2009 and 2008, respectively, we recorded a loss of $0.1 million and $0.4 million, net of income taxes, related to our operations at The Casino at Emerald Bay in The Bahamas. For the three months ended March 31, 2009 and 2008, respectively, we recorded a loss of $0.2 million and a gain of $21.2 million, net of income taxes, related to insurance proceeds from our former Casino Magic Biloxi property.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2009, we had $131 million of cash and cash equivalents and approximately $172 million of availability under our Credit Facility taking into account the currently applicable covenant restrictions in the indentures governing our notes. We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation and other non-cash costs. We estimate that approximately $70 million of cash on hand was needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts as of March 31, 2009.
During the first three months of 2009, we continued to maintain reduced cash balances throughout operations, as well as used cash for, among other things, the construction of River City. Our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, our compliance with covenants contained in the Credit Facility and indentures, and our ability to access the credit and capital markets.

	For the three months ended
	March 31,
	2009	2008	2009 vs. 2008
	(in millions)
Net cash provided by operating activities	$35.4	$34.5	2.6%
Net cash used in investing activities	$(33.6)	$(122.9)	(72.7)%
Net cash providing by financing activities	$13.6	$100.4	(86.5)%
Operating Cash Flow
Our cash provided by operating activities in the first quarter of 2009 was consistent with the first quarter of 2008.
Investing Cash Flow
For a detailed discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
The following is a summary of our capital expenditures for the three months ended March 31, 2009 and 2008:

	For the three months ended
	March 31,
	2009	2008
	(in millions)
Capital expenditures by property or development included:
River City	$23.0	$6.3
Belterra Casino Resort	3.2	0.2
Sugarcane Bay	1.3	7.3
Boomtown New Orleans	1.2	0.9
Lumière Place Casino	1.1	56.7
L’Auberge du Lac	1.1	16.9
Boomtown Reno	0.8	1.8
Atlantic City	0.7	26.0
Boomtown Bossier City	0.7	1.5
International	—	1.8
Other	0.5	3.5

Total capital expenditures	$33.6	$122.9

As of March 31, 2009, we had cumulatively invested approximately $160 million for the River City project, $27.9 million for the Sugarcane Bay project and $31.9 million for the Baton Rouge. Such sums include capital expenditures, land acquisitions, capitalized interest and pre-opening costs.

In April 2009, the Louisiana Gaming Control Board granted us 150-day extensions for our Sugarcane Bay and Baton Rouge projects. The extensions, which were similar to earlier extensions approved in February 2009, were granted based on the continued disruption in the global capital markets. We continue to perform site preparation work at Sugarcane Bay, adjacent to L’Auberge du Lac in Lake Charles, and design and entitlement work for our project in Baton Rouge. Sugarcane Bay’s completion deadline is now December 27, 2010 and the deadline for entering into a construction contract for our Baton Rouge project is now October 16, 2009. We indicated to the Louisiana Gaming Control Board that we may need to seek additional extensions if credit markets do not improve. There is no certainty that such additional extensions will be granted.
Management’s intention is to use existing cash resources, cash flows from operations and funds available under the Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. The continued credit crisis, recession and related turmoil in the global financial system has had and may continue to have an effect on our liquidity. The significant distress recently experienced by financial institutions has had and may continue to have far-reaching adverse consequences across many industries, including the gaming industry. In particular, the availability of credit from institutions that typically provide capital has been adversely affected by the financial distress of several of our larger leveraged competitors in the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital (if available) to be much higher than it has traditionally been. Under our most restrictive indenture, we are currently permitted to incur up to $350 million in senior indebtedness under a certain debt basket, of which approximately $154 million could be additionally borrowed under our Credit Facility, subject to covenant compliance, as of May 8, 2009.
Our ability to borrow under our Credit Facility is also contingent on meeting customary covenants in such facility. As noted below, we are seeking to modify such covenants to improve the likelihood of remaining within such covenants and there is no certainty that we will be able to do so. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete River City unless we sell assets, enter into leasing facilities, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all, particularly in the absence of considerable improvements in the capital markets or covenant relief under our Credit Facility.
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
In addition to the effect that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. The credit crisis has adversely affected overall demand, which could have a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend during those visits below what they would normally wager and spend in better economic times. All of these effects could have a material adverse effect on our liquidity.
Financing Cash Flow
As of March 31, 2009, we had borrowings of $165 million and had outstanding letters of credit of $12.6 million under our $625 million revolving credit facility that matures in December 2010 (the “Credit Facility”). Utilization of the Credit Facility is currently limited to $350 million as of March 31, 2009 by the indenture governing our 8.75% senior subordinated notes due 2013, which notes became callable in October 2008. Provided that we continue to meet the customary covenants and borrowing conditions, as of March 31, 2009, we had $172 million in availability under the Credit Facility taking into account the currently applicable covenant restrictions in the indentures governing our notes. As of May 8, 2009, we have drawn $184 million and $12.6 million was utilized under various letters of credit.

For borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.0% or prime plus a margin of 0.5% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of March 31, 2009, 1-month LIBOR was 0.50% and prime was 3.25%. The letters of credit bear facility fees of 2.0% per annum. The Credit Facility also bears commitment fees based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of March 31, 2009, approximately 82.7% of our debt was at fixed versus floating interest rates.
The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The Credit Facility provides for permitted capital expenditures for our River City project, maintaining our existing casinos and hotels and for various new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or equity transactions. As of March 31, 2009, we believe we were in compliance with all of the financial covenants in our Credit Facility.
Such covenants envisioned completion of River City at an earlier date than such completion is currently expected. As a result, the covenant ratios are scheduled to tighten, even as borrowings grow in order to fund completion. We are required to maintain a rolling four quarter consolidated leverage ratio no greater than 6.50x and 6.00x for the quarterly periods ending March 31, 2009 and June 30, 2009, respectively, 5.50x for each of the quarterly periods ended September 30, 2009 and December 31, 2009 and 5.00x for the quarterly periods thereafter. Our consolidated leverage ratio for the four quarters ended March 31, 2009 was 5.27x and we expect it to rise slightly as River City nears completion, which is expected to occur in early 2010. Moreover, a deterioration in operating results in the near term could affect our ability to comply with financial covenant ratios in our Credit Facility and to fund River City and our other construction projects. We are seeking amendments to our Credit Facility to alter the covenant ratios, and have begun negotiations with certain of our lenders about such amendments. Some of our competitors have recently sought and received similar covenant modifications. Nevertheless, such amendments may not be available, and if available, could be at significantly increased costs and may adversely affect our financial results. Capital markets have shown considerable improvement in recent weeks. If such improvement is not sustained and we are unable to amend our Credit Facility or obtain a waiver from our lenders, we may have to delay, reduce or cancel some of our current development projects.
As of March 31, 2009, in addition to our indebtedness under the Credit Facility, we had outstanding $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”), $275 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), $135 million aggregate principal amount of 8.75% senior subordinated notes due 2013 (the “8.75% Notes”) and certain other debt.
Under the indentures governing the 7.50% Notes, 8.25% Notes and 8.75% Notes, we are permitted to incur up to $1.5 billion, $475 million and $350 million in senior indebtedness, respectively, among other debt incurrence baskets. Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in each of the three indentures) would be at least 2:1. As of March 31, 2009, our Consolidated Coverage Ratio under the two more restrictive indentures was below 2:1. Such ratio was above 2:1 for the indenture governing the 7.50% Notes, as its definition for adjusted EBITDA is different.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the quarterly period ended March 31, 2009, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no newly identified significant changes in the first quarter of 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding Pinnacle’s future operating performance, future growth, anticipated milestones, completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, compliance with required financial ratios, operating and capital expenses, hotel occupancy, financing options, including the state of the credit markets, our ability to access the capital markets and our ability to obtain amendments to our credit facility, expense reductions, the possible relocation of The Admiral Riverboat Casino in Missouri, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	our substantial funding needs in connection with our development projects, our current expansion projects and other capital-intensive projects will require us, in order to complete all of such projects, to raise substantial amounts of money from outside sources and the fact that in the near term, the availability of financing may be constrained by current disruptions in the credit markets;
•	if we continue with the construction of our current development projects, we may need to amend certain covenants in our Credit Facility or obtain waivers from our lenders;
•	we may not be able to renew or extend our Credit Facility or enter into a new credit facility in today’s difficult markets. In addition, our ability to renew or extend our Credit Facility or to enter into a new credit facility may be impaired further if current market conditions continue or worsen. If we are able to renew or extend our Credit Facility, it may be on terms substantially less favorable than the current Credit Facility. We may face similar risks with respect to our outstanding bonds;
•	our business may be sensitive to reductions in consumers’ discretionary spending as a result of recent downturns in the economy as well as other factors that are difficult to predict and beyond our control;
•	the global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot accurately predict;
•	our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations;
•	insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities;
•	many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;
•	the gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability;
•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;

•	natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricane;
•	we operate in a highly taxed industry and may be subject to higher taxes in the future;
•	the loss of management and other key personnel could significantly harm our business;
•	we may not meet the conditions for the maintenance of the licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects;
•	we could lose the right to open our River City project if we fail to meet the conditions imposed by the Missouri Gaming Commission;
•	state legislatures from time to time consider legislation that could increase our competition or taxes; and
•	our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010. As of March 31, 2009, there was $165 million outstanding under this revolving credit facility and $12.6 million utilized under various letters of credit. Our borrowings under our Credit Facility accrue interest at LIBOR plus a margin determined by our current coverage ratio, which margin is currently 2.0%. If LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $1.6 million per year, assuming constant debt levels.
We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso. The total assets of Casino Magic Argentina at March 31, 2009 were $30.0 million, or approximately 1.6% of our consolidated assets.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2009. At March 31, 2009, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

								Fair
Liabilities	2009	2010	2011	2012	2013	Thereafter	Total	Value
	(in thousands)
Revolver Loan Facility(a)	—	$165,000	—	—	—	—	$165,000	$140,200
Rate	2.56%	2.56%	2.56%	2.56%	2.56%	2.56%	2.56%
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$237,256
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	—	—	—	$275,000	—	—	$275,000	$239,594
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	—	—	—	—	$135,000	—	$135,000	$118,294
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$68	$97	$98	$102	$110	$443	$918	$918
Avg. Interest rate	7.33%	7.33%	7.33%	7.25%	7.25%	7.25%	7.25%

(a)	The revolving credit facility has a floating interest rate per annum based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which is LIBOR plus a margin of 2.0%.

Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
During the three months ended March 31, 2009, there were no material developments occurred with respect to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Legal Proceedings” and to which reference should be made.
Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County (Docket No.: ATL-C-145-08) against Pinnacle, ACE Gaming, LLC (“ACE”, a wholly owned subsidiary of Pinnacle), and one other defendant. Pinnacle acquired ACE as part of its acquisition of the entities owning the Sands Hotel & Casino in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a Lease dated December 18, 2000 between Madison House as Landlord and ACE as Tenant for the Madison House hotel in Atlantic City, New Jersey (the “Hotel”). The lawsuit alleges in part that ACE breached certain obligations under the Lease, including, among others, failure to operate and maintain the Hotel as required by the Lease which was alleged to have resulted in substantial damages to the Hotel. The lawsuit further alleges that Pinnacle, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against Pinnacle as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE’s obligations under the Lease, including restoration of the Hotel, as well as unspecified compensatory and exemplary damages, and attorney’s fees, against Pinnacle and ACE.

On January 7, 2009, ACE petitioned the United States District Court for the District of New Jersey for an order compelling arbitration. On February 18, 2009, the trial judge in the state court action issued an order staying the arbitration, which ACE and Pinnacle have appealed. No hearing date has yet been set for ACE’s motion to compel in the federal court case or for oral argument in the appeal of the state court order. Discovery in the lawsuit has commenced. While the Company cannot predict the outcome of this litigation, it intends to defend the matter vigorously. ACE continues to make its payment obligations under the Lease, which expires in December 2012.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

10.1	*†	Summary of 2009 Bonus Award Arrangement.

10.2	*†	Summary of Director Compensation.

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Entertainment, Inc. (Registrant)
Date: May 11, 2009	By:	/s/ Stephen H. Capp
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

10.1	*†	Summary of 2009 Bonus Award Arrangement.

10.2	*†	Summary of Director Compensation.

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.