Form 10-Q
period 2009-06-30
PINNACLE ENTERTAINMENT INC
filed 2009-08-04
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☐ NO ☑
As of the close of business on August 3, 2009, the number of outstanding shares of the registrant’s common stock was 60,064,681.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1.    Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues:
Gaming	$229,698	$229,765	$467,193	$457,967
Food and beverage	16,624	16,500	31,487	30,242
Lodging	10,060	9,229	18,457	15,358
Retail, entertainment and other	9,869	10,824	18,074	19,336

	266,251	266,318	535,211	522,903

Expenses and other costs:
Gaming	135,885	141,238	270,450	279,262
Food and beverage	16,243	16,087	31,507	31,108
Lodging	6,168	5,184	11,976	9,572
Retail, entertainment and other	5,548	5,723	9,858	11,536
General and administrative	58,881	62,834	116,817	122,525
Depreciation and amortization	26,185	31,046	52,386	59,507
Pre-opening and development costs	6,634	14,207	12,518	31,343
Write-downs, reserves and recoveries, net	301	6,920	713	6,802

	255,845	283,239	506,225	551,655

Operating income (loss)	10,406	(16,921)	28,986	(28,752)
Other non-operating income	103	484	236	1,623
Interest expense, net of capitalized interest	(16,074)	(11,607)	(32,752)	(23,690)
Gain on sale of equity securities	12,914	—	12,914	—
Impairment of investment in equity securities	—	(22,636)	—	(22,636)

Income (loss) from continuing operations before income taxes	7,349	(50,680)	9,384	(73,455)
Income tax (expense) benefit	(2,400)	2,317	(3,208)	9,333

Income (loss) from continuing operations	4,949	(48,363)	6,176	(64,122)
Income (loss) from discontinued operations, net of income taxes	(241)	30,254	(537)	51,066

Net income (loss)	$4,708	$(18,109)	$5,639	$(13,056)

Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.08	$(0.81)	$0.10	$(1.07)
Income (loss) from discontinued operations, net of income taxes	0.00	0.51	(0.01)	0.85

Net income (loss) per common share—basic	$0.08	$(0.30)	$0.09	$(0.22)

Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.08	$(0.81)	$0.10	$(1.07)
Income (loss) from discontinued operations, net of income taxes	0.00	0.51	(0.01)	0.85

Net income (loss) per common share—diluted	$0.08	$(0.30)	$0.09	$(0.22)

Number of shares—basic	60,064	59,962	60,036	59,956
Number of shares—diluted	60,851	59,962	61,331	59,956
The accompanying notes are an integral part of these condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$134,019	$115,712
Accounts receivable, net of allowance for doubtful accounts of $12,289 and $11,848	22,073	26,348
Inventories	5,955	6,425
Prepaid expenses and other assets	28,945	18,845

Total current assets	190,992	167,330

Restricted cash	9,397	9,318
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	415,840	407,169
Buildings, riverboats and improvements	1,095,792	1,099,204
Furniture, fixtures and equipment	446,574	436,887
Construction in progress	199,060	127,407

	2,157,266	2,070,667
Less: accumulated depreciation	(488,526)	(440,630)

	1,668,740	1,630,037

Assets held for sale	2,762	2,687
Goodwill	16,742	16,742
Intangible assets, net (Note 1)	32,507	32,607
Other assets, net	45,072	60,503

	$1,966,212	$1,919,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,343	$45,755
Accrued interest	10,970	11,010
Accrued compensation	39,772	41,574
Accrued taxes	21,022	17,089
Other accrued liabilities	54,817	55,060
Deferred income taxes	2,032	4,029
Current portion of long-term debt (Note 2)	93	89

Total current liabilities	177,049	174,606

Long-term debt less current portion (Note 2)	974,608	943,243
Other long-term liabilities	58,983	59,831
Deferred income taxes (Note 3)	3,836	2,198
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 60,064,681 and 59,981,181 shares outstanding, net of treasury shares	6,207	6,199
Additional paid-in capital	1,007,463	999,419
Accumulated deficit	(224,438)	(230,077)
Accumulated other comprehensive loss	(17,406)	(16,105)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	751,736	739,346

	$1,966,212	$1,919,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months
	ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,639	$(13,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,386	59,863
Loss on disposal of assets	345	—
Impairment of buildings, riverboats and equipment	346	5,979
Impairment of investment in equity securities	—	22,636
Gain on sale of equity securities	(12,914)	—
Provision for bad debts	1,410	1,131
Amortization of debt issuance costs	2,302	2,147
Share-based compensation expense	7,694	4,766
Change in deferred income taxes	4,789	27,343
Tax benefit from stock option exercises	—	50
Excess tax benefit from stock equity plans	—	(182)
Insurance advances in excess of net book value	—	2,018
Change in long-term accounts, net	—	(646)
Changes in operating assets and liabilities:
Receivables	1,083	(3,879)
Prepaid expenses and other	(10,209)	(8,395)
Other long-term assets	1,880	—
Accounts payable	(5,125)	(14,162)
Accrued compensation	(770)	232
Accrued interest	(40)	(109)
Other accrued liabilities	(1,103)	20,518
Other long-term liabilities	242	—
All other, net	—	95

Net cash provided by operating activities	47,955	106,349

Cash flows from investing activities:
Capital expenditures	(84,193)	(217,778)
Change in restricted cash	(235)	(2,089)
Kansas City application deposit	—	(25,000)
Proceeds from sale of equity securities	23,674	—
Proceeds from sale of property and equipment	368	—

Net cash used in investing activities	(60,386)	(244,867)

Cash flows from financing activities:
Borrowings under credit facility	57,225	125,000
Repayments under credit facility	(25,991)	(50,000)
Payments on other secured and unsecured notes payable	(44)	(49)
Proceeds from common stock options exercised	455	566
Excess tax benefits from stock equity plans	—	182
Debt issuance and other financing costs	(605)	(412)

Net cash provided by financing activities	31,040	75,287

Effect of exchange rate changes on cash and cash equivalents	(302)	1,067

Increase (decrease) in cash and cash equivalents	18,307	(62,164)
Cash and cash equivalents at the beginning of the period	115,712	191,124

Cash and cash equivalents at the end of the period	$134,019	$128,960

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$30,500	$36,912
Cash payments related to income taxes, net	1,350	175
Increase (decrease) in construction related deposits and liabilities	9,942	(28,027)
The accompanying notes are an integral part of these condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We operate seven domestic casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City”, respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“Lumière Place Casino” and “President Casino”). Internationally, we operate one significant casino and several small casinos in Argentina (“Casino Magic Argentina”). We view each domestic property as an operating segment and aggregate our Argentine casinos into the “Casino Magic Argentina” reporting segment. References in this Quarterly Report on Form 10-Q to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where the context otherwise indicates.
In July 2008, we announced plans to sell or otherwise discontinue operations of The Casino at Emerald Bay in the Bahamas and officially ceased operations on January 2, 2009. We have classified the related assets as held for sale in our unaudited Condensed Consolidated Balance Sheets and have included its results in discontinued operations in our unaudited Condensed Consolidated Statement of Operations. Prior period amounts have been reclassified to reflect the current year presentation, which reclassifications had no effect on net income as previously reported.
Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, we are constructing a casino named River City, which is expected to open in the spring of 2010. In Lake Charles, Louisiana, we are developing a second casino resort to be called Sugarcane Bay. We are also developing a casino-hotel in Baton Rouge, Louisiana. Each of these projects is subject to various regulatory approvals.
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
Use of Estimates The preparation of unaudited Condensed Consolidated Financial Statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liability and mychoice customer rewards programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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
SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. During the six months ended June 30, 2009, we elected not to use the fair-value option permitted under SFAS No. 159 for any of our financial assets and financial liabilities that are not already recorded at fair value.
As of June 30, 2009, our assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Phantom stock units	$0.7	$0.7	$—	$—

Total liabilities at fair value	$0.7	$0.7	$—	$—

As of December 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets:
Available-for-sale securities	$10.8	$10.8	$—	$—

Total assets at fair value	$10.8	$10.8	$—	$—

Liabilities:
Phantom stock units	$0.6	$0.6	$—	$—

Total liabilities at fair value	$0.6	$0.6	$—	$—

Available-for-Sale Securities: We classify all equity securities that we hold as current available-for-sale securities. At December 31, 2008, available-for-sale securities comprised 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor, with a fair value of $10.8 million. During the three months ended June 30, 2009, we sold such securities for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at June 30, 2009 and December 31, 2008 relates primarily to our River City project. Depreciation expense for the three and six months ended June 30, 2009 was $26.2 million and $52.3 million, respectively, and $31.0 million and $59.5 million for the three and six months ended June 30, 2008, respectively. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest was $2.7 million and $4.9 million for the three and six months ended June 30, 2009, respectively, and $7.8 million and $14.8 million for the three and six months ended June 30, 2008, respectively.
Goodwill and Other Intangible Assets Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or indefinite-lived intangible assets during the three or six months ended June 30, 2009 and 2008, respectively.

Amortizing Intangible Assets Amortizing intangible assets consist of our concession agreement in Argentina, which provides us with certain exclusive rights to operate casinos in major cities of the Province of Neuquén. In June 2008, all of the 32 guestrooms of the hotel that adjoins the principal casino in Neuquén were opened under the terms of our concession agreement. Our exclusivity rights are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting formal government approval of such extension. The unamortized costs as of June 30, 2009 and December 31, 2008 were $656,000 and $753,000, respectively.
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5 “Reporting on the Costs of Start-up Activities”, and for the three and six months ended June 30, 2009 and 2008 consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$2.6	$5.3	$5.5	$11.0
River City (b)	1.6	1.6	2.8	2.6
Baton Rouge	1.6	0.8	2.7	5.6
Sugarcane Bay	0.6	1.0	1.2	1.5
Kansas City	—	1.9	—	2.7
Lumière Place	—	2.4	—	6.0
Missouri Proposition A Initiative	—	0.6	—	1.2
Other	0.2	0.6	0.3	0.7

Total pre-opening and development costs	$6.6	$14.2	$12.5	$31.3

(a)	In late 2008, the Company decided to complete certain demolition projects, but to otherwise suspend substantially all development activities in Atlantic City indefinitely. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land.

(b)	Pre-opening costs at the River City project, expected to open in the spring of 2010, include among other items non-cash, straight-lined rent accruals under a lease agreement of $1.0 million and $1.9 million for the three and six months ended June 30, 2009, respectively, and $1.4 million and $1.9 million for the three and six months ended June 30, 2008, respectively.
Comprehensive Income (Loss) Our comprehensive income (loss) is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$4.7	$(18.1)	$5.6	$(13.1)
Other comprehensive income (loss) Foreign currency translation gain (loss)	(0.4)	1.2	(2.1)	1.1
Post-retirement plan benefit obligation, net of income taxes (a)	—	(0.5)	0.8	(0.5)

Comprehensive income (loss)	$4.3	$(17.4)	$4.3	$(12.5)

(a)	Included in this balance are benefit obligations related to both the Executive Deferred Compensation Plan and Directors’ Health and Medical Plan.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of June 30, 2009 and 2008, our share-based awards issued under our stock option plans consisted primarily of common stock option grants.

Recently Issued Accounting Pronouncements
FSP No. FAS 157-4 In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 “Fair Value Measurements” when the volume and level of activity for the asset or liability has significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. This statement was effective for interim and annual periods ending after June 15, 2009 and its adoption did not have an effect on our unaudited Condensed Consolidated Financial Statements.
FSP No. FAS 107-1 and APB 28-1 In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, as well as disclosures in summarized financial information at interim reporting periods. This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have a material effect on our unaudited Condensed Consolidated Financial Statements.
FSP No. FAS 115-2 and FAS 124-2 In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This statement was effective for interim and annual reporting periods ending after June 15, 2009, and its adoption did not have an effect on our unaudited Condensed Consolidated Financial Statements.
SFAS No. 165 In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” which requires disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events. This statement was effective for interim reporting periods ending after June 15, 2009, and its adoption did not have a material effect on our unaudited Condensed Consolidated Financial Statements.
SFAS No. 168 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which establishes the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. This statement is effective for interim and annual reporting periods ending after September 15, 2009, and we do not expect the adoption to have a material effect on our unaudited Condensed Consolidated Financial Statements.
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
Note 2—Long-Term Debt
Long-term debt as of June 30, 2009 and December 31, 2008 consists of the following:

	June 30,	December 31,
	2009	2008
	(in millions)
Senior Secured Credit Facility	$183.0	$151.8
Unsecured 8.25% Notes due 2012	276.5	276.7
Unsecured 8.75% Notes due 2013	133.8	133.7
Unsecured 7.50% Notes due 2015	380.5	380.2
Other secured and unsecured notes payable	0.9	0.9

	$974.7	$943.3
Less current maturities	(0.1)	(0.1)

	$974.6	$943.2

Senior Secured Credit Facility: As of June 30, 2009, we had borrowed $183 million and had letters of credit of $12.6 million under our $625 million revolving credit facility that matures in December 2010 (the “Credit Facility”). As of June 30, 2009, the interest rate of the Credit Facility is computed as either LIBOR plus a margin of 1.75% or prime plus a margin of 0.25% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. The letters of credit bore facility fees of 1.75% per annum during the three and six months ended June 30, 2009.
The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. As of June 30, 2009, we believe we were in compliance with all of the financial covenants in our Credit Facility.
On July 21, 2009, we entered into a Fourth Amendment to the Credit Facility, and on July 27, 2009, we priced the offering of $450 million in 8 5/8% senior notes due 2017. For a description of the Fourth Amendment to the Credit Facility and the planned issuance of the senior notes, please see Note 9, Subsequent Events.
Fair Value of Financial Instruments: The estimated fair value of our long-term debt at June 30, 2009 was approximately $899 million, versus its book value of $975 million. At December 31, 2008, the estimated fair value of our long-term debt was approximately $651 million, versus its book value of $943 million. The estimated fair value of our senior subordinated notes was based on quoted market prices on or about June 30, 2009 and December 31, 2008 and the fair value of our senior secured credit facility was based on estimated fair values of comparable debt instruments.
Interest expense: Interest expense was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Interest expense before capitalization of interest	$18.8	$19.4	$37.7	$38.5
Less: capitalized interest	(2.7)	(7.8)	(4.9)	(14.8)

Total interest expense, net of capitalized interest	$16.1	$11.6	$32.8	$23.7

The decrease in interest expense was principally due to lower interest rates in the first half of 2009 compared to the first half of 2008, partially offset by increased borrowings in 2009 versus 2008. The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by an increase attributable to our River City project.
Note 3—Income Taxes
Our effective income tax rate for continuing operations for the three and six months ended June 30, 2009, was 32.7% and 34.2%, respectively, as compared to (4.6)% and (12.7)% for the same periods in 2008. Our effective tax rates in the 2009 periods were negatively affected by non-deductible items such as Indiana state gaming revenue taxes, which are non-deductible on our Indiana state income tax return, and foreign taxes of our Argentine subsidiary pursuant to a tax amnesty program offered by the Argentine government. We determined that the certainty of the amnesty program offset the potential economic value of eventually prevailing on certain disputed tax positions. Additionally, during June of 2009, we received an informal notification from a field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales and other transactions outside of Indiana, which we reported on our returns from the 2000 to 2007 years, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million of additional Indiana income taxes. We are in the process of evaluating those preliminary proposed adjustments to determine their factual accuracy and technical merits. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most probable outcome as of June 30, 2009. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. It is possible that our unrecognized tax benefits could increase between $4 million and $6 million during the next 12 months.

Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of June 30, 2009, we had approximately 7.0 million share-based awards issued, 14,000 of which are restricted stock awards and the rest of which are common stock options, with approximately 994,600 share-based awards available for grant.
Pursuant to SFAS No. 123R, “Share-Based Payment,” we recorded pre-tax compensation expense of approximately $5.3 million and $7.6 million for the three and six months ended June 30, 2009, respectively, and $3.1 million and $4.8 million for the three and six months ended June 30, 2008, respectively. The expense has increased due to additional options granted to members of our Board of Directors. These grants, along with all previously outstanding unvested stock option grants to board members, became fully vested on May 5, 2009. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $19.4 million and $26.3 million at June 30, 2009 and 2008, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options was $9,000 and $455,000 for the three and six months ended June 30, 2009, respectively, and $99,700 and $566,000 for the three and six months ended June 30, 2008, respectively. The associated shares were newly issued common stock. Excess tax benefit resulting from the exercise of stock options was $181,842 for the six months ended June 30, 2008, and is reported as additional cash flows from financing activities. There was no such benefit for the six months ended June 30, 2009.
The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2009	7,378,540	$14.73
Granted	238,500	$11.22
Exercised	(76,500)	$5.95
Cancelled, Forfeited	(542,800)	$12.50

Options outstanding at June 30, 2009	6,997,740	$14.88

Vested or expected to vest at a point in the future as of June 30, 2009	6,792,111
Options exercisable at June 30, 2009	4,578,565	$13.57
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2009	$6.25
401(k) Plan: During the quarter ended June 30, 2009, management decided to reduce the scope of a discretionary employee 401(k) matching program. Amounts accrued in relation to this supplemental matching program were reversed during the current quarter.
Note 5—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Impairment of assets (a)	$0.2	$5.5	$0.3	$5.4
Customer loyalty program related expenses (b)	—	1.4	—	1.4
Loss on disposal of assets	0.1	—	0.4	—

Write-downs, reserves and recoveries, net	$0.3	$6.9	$0.7	$6.8

(a)	During the three and six months ended June 30, 2009, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business. During the second quarter of 2008, we incurred impairment charges of $4.5 million related to two riverboats acquired in 2006, and approximately $1.0 million in connection with certain obsolete gaming equipment.

(b)	During the second quarter of 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account balance based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. This disclosure resulted in a non-cash charge to establish a theoretical liability for such amounts.

Note 6—Commitments and Contingencies
Guaranteed Maximum Price Agreement for Lumière Place: In the second quarter of 2007, we signed a Guaranteed Maximum Price Agreement (the “GMP Agreement”) with a general contractor for our Lumière Place project. Pursuant to the GMP Agreement, the contractor agreed to complete the construction of the casino-hotel for a maximum price of approximately $345 million. The guaranteed maximum price set by the GMP Agreement was a portion of the total budget of $507 million for the Lumière Place project. The budget included items separate from those covered in the GMP Agreement, such as pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. As of June 30, 2009, we had paid approximately $335 million of the approximate $345 million maximum price and on July 2, 2009, we paid the contractor approximately $4.6 million in full satisfaction of the GMP Agreement.
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
Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into a Guaranteed Maximum Price Agreement (the “Agreement”) with a general contractor for the construction of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million and that the project will be substantially complete by January 31, 2010. The guaranteed maximum price set by the Agreement is a portion of the total budget of $357 million for the River City project. The budget includes items separate from those covered in the Agreement, such as construction work prior to entering into the Agreement, pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. The $357 million budget excludes capitalized interest of approximately $26.0 million, operating cash estimated to be approximately $10 million and the non-cash accrual for rent during the construction period.
Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions) for annual rent of the greater of $4.0 million or 2.5% of adjusted gross receipts (as defined in the lease and development agreement). We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the adjoining property; and (e) construct a roadway into the project, which construction is complete. We are also required to pay certain fees, potentially aggregating $20 million, unless we invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, such amenities to be mutually agreed upon by us and St. Louis County. The lease and development agreement provides that we must proceed with reasonable diligence to complete the gaming facilities by May 1, 2009, subject to delays beyond our control, including governmental approvals. We currently anticipate that the property will be completed in the spring of 2010 due to several factors which were beyond our control, including delays in receiving governmental approvals and delays caused by unfavorable weather conditions. The second phase must be opened within three years from August 11, 2009, or we are required to pay fees over five years beginning on the January 2 immediately following the expiration of three years. In each of the five subsequent years that the second phase is not opened, the amount of fees begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of such fees that we would have to pay if the second phase is not completed is $20.0 million.

Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. The employment agreements require severance payments in the case of certain triggering events, including a change in control. As of June 30, 2009, the maximum aggregate amount that would be paid to this group of 36 employees if a triggering event occurred on June 30, 2009 following a change in control, where applicable, is approximately $42.6 million.
In connection with Wade Hundley’s resignation as President of the Company, we entered into a separation agreement with him, dated as of June 5, 2008. Mr. Hundley is entitled to cash severance payments equal to approximately $1.4 million, payable in various installments over an 18-month period, of which approximately $275,000 remains to be paid as of June 30, 2009. Mr. Hundley is also entitled to approximately $373,000 representing amounts he had previously elected to defer plus earnings thereon, of which approximately $43,300 has been paid as of June 30, 2009. As provided in the separation agreement, Mr. Hundley was entitled to exercise certain stock options until June 5, 2009.
Deferred Bonus Plan: We have a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us, except employees who retire at age 65 or later who will receive their scheduled annual installments even if they are no longer employed by us. Payments are accelerated upon death, disability or a change in control, regardless of the age of the employee. We are expensing the deferred portion over the period of time leading up to the vesting date. As of June 30, 2009, the deferred bonus commitment which would have to be paid commensurate with a change in control was approximately $3.5 million, of which $2.9 million is included in the $42.6 million change-in-control amount mentioned above.
Self-Insurance: We self-insure various levels of general liability, property, workers’ compensation and medical coverage. Self-insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.
Legal
Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. Prior to the filing of that lawsuit, the various insurers comprising the first $100 million of coverage paid their respective policy limits to us for our Hurricane Katrina losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, which provided $50 million of coverage, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid us $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. RSUI Indemnity Company provides $50 million of coverage at the same layer and pari passu with the coverage provided by Arch Specialty Insurance Company and an additional $150 million of coverage between $250 million and $400 million of total coverage. To date, RSUI Indemnity Company has paid us approximately $2.0 million as a prepayment on the undisputed amount of the claim. We continue to pursue our claims against RSUI Indemnity Company for its respective share of our total hurricane-related damage and consequential loss in Biloxi. On October 20, 2008, we filed a motion for partial summary judgment on certain outstanding legal issues relating to the calculation of our business interruption loss for the claim. A hearing date has not yet been set on that motion.

As of June 30, 2009, the insurers have not designated the $192 million of advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the book value of the destroyed assets and certain insured expenses. To the extent that the advances under the policy, excluding settlements previously discussed, exceed such expenses and book value, the difference (currently $18.4 million) is recorded as a deferred gain in “Other long-term liabilities” on our unaudited Condensed Consolidated Balance Sheets.
Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and are substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. The deferred gain reflected on the unaudited Condensed Consolidated Balance Sheets primarily reflects the ongoing dispute with the remaining insurance carrier.
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. While we cannot predict the outcome of this litigation, management intends to vigorously defend itself regarding this litigation.
Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against the Company, ACE Gaming, LLC (“ACE”, a wholly owned subsidiary of the Company), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among others, failure to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE’s obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys’ fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.
On January 7, 2009, ACE petitioned the United States District Court for the District of New Jersey for an order compelling arbitration. On February 18, 2009, the trial judge in the state court action issued an order staying the arbitration, which we have appealed. No hearing date has yet been set for our motion to compel in the federal court case or for oral argument in the appeal of the state court order. Discovery in the lawsuit has commenced. On July 17, 2009, the state trial judge denied Madison House’s motion for partial summary judgment on the issue of whether ACE’s non-operation of the hotel following the closure of the Sands constituted a breach of the lease. While the Company cannot predict the outcome of this litigation, it intends to defend the matter vigorously.

Collective Bargaining Agreements: On May 17, 2006, we entered into a Memorandum of Agreement (the “MOA”) with Unite HERE Local 74 (“Union”) commensurate with our obligations under a development agreement with St. Louis that, among other things, provided union access to certain employees (“bargaining unit employees”) employed at our Lumière Place facility should the Union manifest its intent to organize those employees. Additionally, the MOA provided that we would recognize the Union as the exclusive bargaining representative of the bargaining unit employees if a majority of the employees (verified by a neutral arbitrator) indicated their desire to be represented by the Union by signing an authorization card.
On November 20, 2008, an arbitrator conducted a review of the authorization cards submitted by the Union and determined that a majority of the bargaining unit employees had indicated their desire to be represented by the Union. Consistent with the MOA, we recognized the Union as the exclusive bargaining representative for the bargaining unit employees. We met with the Union three times to negotiate a collective bargaining agreement, the last meeting was on February 18, 2009.
During March and April 2009, we received competing claims from three unions, each claiming to be the exclusive collective bargaining representative of our St. Louis employees, including a claim from one union that they were the successor to the Union. In response to the competing claims for recognition, we withdrew recognition from the Union because of a lack of continuity of representation. In May 2009, we notified the Union that the collective bargaining agreement for HoteLumière was no longer in effect and that the collective bargaining agreement for the President Casino was being terminated. In May 2009, the union claiming to be the successor to Union filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging, among other things, that we refused to bargain in good faith by refusing to engage in collective bargaining negotiations, by refusing to negotiate over the discharge of employees, and by withdrawing recognition and abrogating the terms and conditions of employment. The charges are currently pending before the NLRB.
Indiana Tax Dispute: In 2008, the Indiana Department of Revenue commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales and other transactions outside of Indiana that the Company reported on its 2000 to 2007 tax returns resulted in business income subject to apportionment, and proposing a potential assessment of approximately $11 million of additional Indiana income taxes. The Company is in the process of evaluating those preliminary proposed adjustments to determine their factual accuracy and technical merits.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 7—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentine subsidiary; a subsidiary that owns an aircraft; a subsidiary with approximately $66.0 million in cash and cash equivalents as of June 30, 2009; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes and 8.75% Notes, as well as our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended June 30, 2009
Statement of Operations
Revenues:
Gaming	$—	$222.0	$7.7	$—	$229.7
Food and beverage	—	15.9	0.8	—	16.7
Other	—	19.8	0.1	—	19.9

	—	257.7	8.6	—	266.3

Expenses:
Gaming	—	132.9	3.0	—	135.9
Food and beverage	—	15.2	1.1	—	16.3
General and administrative and other	14.0	61.4	1.8	—	77.2
Depreciation and amortization	1.4	23.8	1.0	—	26.2
Write-downs, reserves and recoveries, net	—	0.3	—	—	0.3

	15.4	233.6	6.9	—	255.9

Operating income (loss)	(15.4)	24.1	1.7	—	10.4
Equity earnings of subsidiaries	29.7	(0.7)	—	(29.0)	—
Interest (expense) and non-operating income, net	(12.6)	2.7	6.9	—	(3.0)

Income (loss) from continuing operations before inter-company activity and income taxes	1.7	26.1	8.6	(29.0)	7.4
Management fee & inter-company interest	3.6	(3.6)	—	—	—
Income tax (expense) benefit	(0.3)	—	(2.1)	—	(2.4)

Income (loss) from continuing operations	5.0	22.5	6.5	(29.0)	5.0
Income (loss) from discontinued operations, net of taxes	—	(0.4)	0.1	—	(0.3)

Net income (loss)	$5.0	$22.1	$6.6	$(29.0)	$4.7

For the six months ended June 30, 2009
Statement of Operations
Revenues:
Gaming	$—	$450.9	$16.3	$—	$467.2
Food and beverage	—	29.9	1.6	—	31.5
Other	0.1	36.2	0.2	—	36.5

	0.1	517.0	18.1	—	535.2

Expenses:
Gaming	—	264.4	6.0	—	270.4
Food and beverage	—	29.3	2.2	—	31.5
General and administrative and other	26.3	121.1	3.8	—	151.2
Depreciation and amortization	2.7	47.7	2.0	—	52.4
Write-downs, reserves and recoveries, net	—	0.7	—	—	0.7

	29.0	463.2	14.0	—	506.2

Operating income (loss)	(28.9)	53.8	4.1	—	29.0
Equity earnings of subsidiaries	59.9	0.7	—	(60.6)	—
Interest (expense) and non-operating income, net	(31.4)	4.9	6.8	—	(19.7)

Income (loss) from continuing operations before inter-company activity and income taxes	(0.4)	59.4	10.9	(60.6)	9.3
Management fee & inter-company interest	6.7	(6.7)	—	—	—
Income tax (expense) benefit	(0.5)	—	(2.7)	—	(3.2)

Income (loss) from continuing operations	5.8	52.7	8.2	(60.6)	6.1
Income (loss) from discontinued operations, net of taxes	—	(0.4)	(0.1)	—	(0.5)

Net income (loss)	$5.8	$52.3	$8.1	$(60.6)	$5.6

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended June 30, 2008
Statement of Operations
Revenues:
Gaming	$—	$215.3	$14.4	$—	$229.7
Food and beverage	—	15.3	1.2	—	16.5
Other	0.1	19.7	0.3	—	20.1

	0.1	250.3	15.9	—	266.3

Expenses:
Gaming	—	132.9	8.3	—	141.2
Food and beverage	—	14.4	1.6	—	16.0
General and administrative and other	17.7	65.9	4.4	—	88.0
Write-down reserve and recovery	—	6.9	—	—	6.9
Depreciation and amortization	0.8	27.1	3.2	—	31.1

	18.5	247.2	17.5	—	283.2

Operating income (loss)	(18.4)	3.1	(1.6)	—	(16.9)
Equity in subsidiaries	16.1	0.9	—	(17.0)	—
Interest (expense) and non-operating income, net	(19.0)	7.4	0.4	—	(11.2)
Impairment of investment in equity securities	(8.4)	—	(14.2)	—	(22.6)

Income (loss) from continuing operations before inter-company activity and income taxes	(29.7)	11.4	(15.4)	(17.0)	(50.7)
Management fee & inter-company interest	8.3	(8.3)	—	—	—
Income tax (expense) benefit	3.3	—	(1.0)	—	2.3

Income (loss) from continuing operations	(18.1)	3.1	(16.4)	(17.0)	(48.4)
Income (loss) from discontinued operations, net of taxes	—	30.8	(0.5)	—	30.3

Net income (loss)	$(18.1)	$33.9	$(16.9)	$(17.0)	$(18.1)

For the six months ended June 30, 2008
Statement of Operations
Revenues:
Gaming	$—	$426.7	$31.3	$—	$458.0
Food and beverage	—	27.7	2.5	—	30.2
Other	0.2	34.0	0.5	—	34.7

	0.2	488.4	34.3	—	522.9

Expenses:
Gaming	—	261.6	17.7	—	279.3
Food and beverage	—	27.9	3.2	—	31.1
General and administrative and other	30.8	135.6	8.5	—	174.9
Write-down reserve and recovery	—	6.8	—	—	6.8
Depreciation and amortization	1.7	51.8	6.1	—	59.6

	32.5	483.7	35.5	—	551.7

Operating income (loss)	(32.3)	4.7	(1.2)	—	(28.8)
Equity in subsidiaries	37.8	2.5	—	(40.3)	—
Interest (expense) and non-operating income, net	(37.6)	14.5	1.1	—	(22.0)
Impairment of investment in equity securities	(8.4)	—	(14.2)	—	(22.6)

Income (loss) from continuing operations before inter-company activity and income taxes	(40.5)	21.7	(14.3)	(40.3)	(73.4)
Management fee & inter-company interest	16.2	(16.1)	(0.1)	—	—
Income tax (expense) benefit	11.2	—	(1.9)	—	9.3

Income (loss) from continuing operations	(13.1)	5.6	(16.3)	(40.3)	(64.1)
Income (loss) from discontinued operations, net of taxes	—	52.0	(1.0)	—	51.0

Net income (loss)	$(13.1)	$57.6	$(17.3)	$(40.3)	$(13.1)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of June 30, 2009
Balance Sheet
Current assets	$14.1	$99.5	$77.4	$—	$191.0
Property and equipment, net	17.6	1,612.3	38.8	—	1,668.7
Other non-current assets	40.6	67.3	1.7	(3.1)	106.5
Investment in subsidiaries	1,713.9	21.5	—	(1,735.4)	—
Inter-company	1.2	0.5	—	(1.7)	—

	$1,787.4	$1,801.1	$117.9	$(1,740.2)	$1,966.2

Current liabilities	34.8	137.1	5.1	—	177.0
Notes payable, long term	973.8	0.8	3.1	(3.1)	974.6
Other non-current liabilities	27.1	35.9	(0.1)	—	62.9
Inter-company	—	—	1.7	(1.7)	—
Equity	751.7	1,627.3	108.1	(1,735.4)	751.7

	$1,787.4	$1,801.1	$117.9	$(1,740.2)	$1,966.2

As of December 31, 2008
Balance Sheet
Current assets	$17.9	$85.3	$64.1	$—	$167.3
Property and equipment, net	18.3	1,565.0	46.7	—	1,630.0
Other non-current assets	47.4	68.4	10.3	(4.2)	121.9
Investment in subsidiaries	1,661.4	23.0	—	(1,684.4)	—
Inter-company	1.2	0.2	—	(1.4)	—

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

Current liabilities	38.6	129.4	6.5	0.1	174.6
Notes payable, long term	942.4	0.8	4.3	(4.3)	943.2
Other non-current liabilities	25.9	36.0	0.2	—	62.1
Inter-company	—	—	1.4	(1.4)	—
Equity	739.3	1,575.7	108.7	(1,684.4)	739.3

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
			(in millions)
For the six months ended June 30, 2009
Statement of Cash Flows
Cash (used in) provided by operating activities	$(40.0)	$85.3	$2.7	$—	$48.0

Cash (used in) provided by investing activities
Capital expenditures and other	(2.6)	(81.2)	(0.3)	—	(84.1)
Proceeds from sale of equity securities	10.1	—	13.6	—	23.7

Cash (used in) provided by investing activities	7.5	(81.2)	13.3	—	(60.4)

Cash provided by financing activities
Change in notes payable and other	31.0	—	—	—	31.0

Cash provided by financing activities	31.0	—	—	—	31.0

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(1.5)	4.1	15.7	—	18.3
Cash and cash equivalents, beginning of period	6.7	51.0	58.0	—	115.7

Cash and cash equivalents, end of period	$5.2	$55.1	$73.7	$—	$134.0

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
			(in millions)
For the six months ended June 30, 2008
Statement of Cash Flows
Cash provided by (used in) operating activities	$(59.5)	$169.4	$(3.6)	$—	$106.3

Cash used in investing activities
Capital expenditure and other	(31.1)	(208.6)	(5.2)	—	(244.9)

Cash used in investing activities	(31.1)	(208.6)	(5.2)	—	(244.9)

Cash provided by financing activities
Change in notes payable	75.3	—	—	—	75.3

Cash provided by financing activities	75.3	—	—	—	75.3

Effect of exchange rate changes on cash	—	—	1.1	—	1.1
Increase (decrease) in cash and cash equivalents	(15.3)	(39.2)	(7.7)	—	(62.2)
Cash and cash equivalents, beginning of period	15.3	106.0	69.8	—	191.1

Cash and cash equivalents, end of period	$—	$66.8	$62.1	$—	$128.9

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes.

(b)	Casino Magic Neuquén SA and PNK Development 11, LLC are our only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, the subsidiary that owns our corporate airplane. On July 15, 2009, Casino Magic Neuquén SA became a restricted subsidiary under our bond indentures, but is not a guarantor of the 7.50% Notes, 8.25% Notes and 8.75% Notes.
Note 8—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three and six months ended June 30, 2009 and 2008.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$86.6	$90.2	$175.0	$171.5
Boomtown New Orleans	35.5	39.0	73.7	81.4
Lumière Place	54.2	43.3	107.3	81.3
Belterra Casino Resort	42.8	44.3	83.8	86.3
Boomtown Bossier City	22.7	22.0	47.5	45.7
Casino Magic Argentina	8.6	10.0	18.1	19.2
President Casino	4.9	5.9	10.9	15.1
Boomtown Reno	10.6	11.5	18.2	22.2
Other	0.4	0.1	0.7	0.2

Total Revenue	$266.3	$266.3	$535.2	$522.9

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Adjusted EBITDA (a):
L’Auberge du Lac	$21.5	$23.6	$45.0	$41.2
Boomtown New Orleans	10.6	13.5	24.1	28.8
Lumière Place	9.9	1.2	20.5	0.6
Belterra Casino Resort	8.2	7.7	16.0	15.1
Boomtown Bossier City	4.7	4.0	10.9	8.7
Casino Magic Argentina	2.2	2.7	5.0	5.9
President Casino	(0.4)	(1.5)	(0.6)	(1.8)
Boomtown Reno	0.1	(1.3)	(1.2)	(3.5)

	56.8	49.9	119.7	95.0
Corporate expenses (b)	(7.9)	(11.6)	(17.4)	(21.3)

	48.9	38.3	102.3	73.7

Other benefits (costs):
Depreciation and amortization	(26.2)	(31.0)	(52.4)	(59.5)
Pre-opening and development costs	(6.6)	(14.2)	(12.5)	(31.3)
Non-cash share-based compensation	(5.3)	(3.1)	(7.6)	(4.8)
Write-downs, reserves and recoveries, net	(0.3)	(6.9)	(0.7)	(6.8)
Other non-operating income	0.1	0.5	0.2	1.6
Interest expense, net of capitalized interest	(16.1)	(11.6)	(32.8)	(23.7)
Gain on sale of equity securities	12.9	—	12.9	—
Impairment of investment in equity securities	—	(22.6)	—	(22.6)
Income tax (expense) benefit	(2.4)	2.3	(3.2)	9.3

Income (loss) from continuing operations	$5.0	$(48.3)	$6.2	$(64.1)

	For the six months ended
	June 30,
	2009	2008
	(in millions)
Capital expenditures:
L’Auberge du Lac	$2.8	$20.8
Boomtown New Orleans	2.6	2.4
Lumière Place	2.5	72.6
Belterra Casino Resort	3.5	1.6
Boomtown Bossier City	1.0	1.8
Casino Magic Argentina	0.2	5.1
President Casino	0.1	0.3
Boomtown Reno	1.4	4.0
Corporate and other, including properties under development(c)	70.1	109.1

	$84.2	$217.7

	June 30,	December 31,
	2009	2008
	(in millions)
Assets:
L’Auberge du Lac	$345.2	$356.2
Boomtown New Orleans	73.7	75.3
Lumière Place	526.6	542.8
Belterra Casino Resort	199.3	200.7
Boomtown Bossier City	90.9	91.8
Casino Magic Argentina	29.7	31.3
President Casino	6.9	8.2
Boomtown Reno	53.6	54.6
Corporate and other, including new properties	640.3	558.3

	$1,966.2	$1,919.2

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(b)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(c)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including $1.0 million for Atlantic City, $60.7 million for River City and $6.4 million for Sugarcane Bay as of June 30, 2009.
Note 9—Subsequent Events
We have evaluated subsequent events from July 1, 2009 through August 4, 2009, which is the issuance date of these unaudited Condensed Consolidated Financial Statements. Our review indicated the following non-recognized subsequent events.
Secured Credit Facility: We entered into our current Credit Facility with various lenders on December 14, 2005, which we have amended three times prior to July 21, 2009. As of June 30, 2009, our Credit Facility provided for a total amount available for borrowing of $625 million.
On July 21, 2009, we entered into a fourth amendment to our Credit Facility (the “Fourth Amendment”). The Fourth Amendment implemented the following changes to the Credit Facility, among others:
•	The maximum permitted rolling four-quarter consolidated leverage ratio, as defined in the agreement, for certain of our fiscal quarters was increased as follows: the maximum permitted consolidated leverage ratio was increased to 6.50x for all fiscal quarters ending in 2009, 6.75x for the fiscal quarter ending on March 31, 2010, 6.50x for the fiscal quarter ending on June 30, 2010, and 6.00x for the fiscal quarter ending on September 30, 2010, and, for all fiscal quarters ending thereafter, the maximum permitted consolidated leverage ratio lowers to 5.00x. The original credit agreement expected an earlier opening of River City and the consolidated leverage ratio covenant was scheduled to tighten before the now anticipated opening of River City in spring of 2010.
•	The required minimum consolidated interest coverage ratio for each of our fiscal quarters ending on and after December 31, 2009 through June 30, 2010 was decreased by 0.25 percentage points.
•	The applicable margin for all revolving credit loans that mature prior to the non-extending revolving credit termination date (as discussed below) was increased by 0.50 percentage points.

•	We may from time to time: (a) request lenders, in their discretion, to convert their existing revolving loan commitments or provide new commitments to a new tranche of extending revolving loan commitments that mature on a date beyond the existing maturity date of December 14, 2010 (the “non-extending revolving credit termination date”) on such pricing terms (including the applicable margin and any upfront fees and commitment fees) as may be agreed upon by us and the lender(s) in an extending revolving credit commitment agreement, and/or (b) request extending revolving loan commitments from new lenders, in each case without increasing the total amount of loans that may be outstanding under the Credit Facility beyond $625 million. Existing lenders are not required to extend the current maturity of their commitments or to provide additional commitments.
•	Each lender’s commitment was reduced by 15.0%, so that the aggregate commitment under the Credit Facility, as amended, is approximately $531 million.
•	Each lender issuing a letter of credit or making a swing line loan may, if a lender default exists, or if such lender determines in its reasonable discretion that there may be a risk of one or more lenders becoming a defaulting lender, require back-stops from us as a condition to issuing a letter of credit or making a swing line loan, which back-stops may include requiring us to enter into cash collateral arrangements to the extent of the participation of the defaulting lender(s) in the letter of credit or swing line loan.
•	Lehman Commercial Paper, Inc.’s (“LCPI”) resignation as the administrative agent under the credit agreement and Barclays Bank PLC’s appointment to replace LCPI in such capacity was executed and became effective as of July 24, 2009 pursuant to the Amendment, Resignation, Waiver, Consent and Appointment Agreement by and among, LCPI, Barclays Bank PLC and us (the “Agency Transfer Agreement”). Pursuant to the Agency Transfer Agreement, we agreed to release LCPI from claims and damages under the credit agreement and agreed not to institute action against LCPI under the credit agreement, which release and agreement became effective as of such replacement date, even though LCPI’s commitment as a lender under the credit agreement will remain formally in place. LCPI has not funded its commitment under the credit agreement since it entered bankruptcy on October 5, 2008, and we have no effective remedy to require LCPI to fund its commitment. Taking into consideration the 15.0% reduction in commitments discussed above, LCPI’s current commitment comprises $41.0 million of the $531 million (of which they funded $10.0 million as of July 21, 2009). Pursuant to the credit agreement, any reduction in the commitments of the lenders must be pro rata in accordance with the commitment of each lender as a percentage of the lenders’ aggregate commitments. Because LCPI’s commitment remains formally in place and because the release merely reflects the actual status of the LCPI commitment, we believe that our release of LCPI does not constitute a non-pro rata reduction of the revolver commitment that would be prohibited under the credit agreement.
Senior Unsecured Notes: On July 27, 2009, we priced an offering of $450 million aggregate principal amount of new 8 5/8% Senior Notes due 2017 (“8 5/8% Senior Notes”). The purchase agreement relating to the offering provides that the 8 5/8% Senior Notes would be purchased at a price of 98.597% of principal amount to yield 8.875% to maturity. We offered and expect to sell the 8 5/8% Senior Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. It is expected that the initial purchasers will resell the 8 5/8% Senior Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and outside the United States pursuant to the exemption from registration provided by Regulation S of the Securities Act. We expect to close the offering on August 10, 2009 subject to satisfaction of customary conditions, and expect to receive approximately $434 million in net proceeds. Using the net proceeds, we intend to repurchase or redeem all of our existing 8.75% senior subordinated notes due 2013 (“8.75% Notes”), of which $135 million in aggregate principal amount is outstanding; to repay approximately $206 million in revolving credit borrowings under the Credit Facility; and to repurchase or redeem $75.0 million in aggregate principal amount of our existing 8.25% senior subordinated notes due 2012 (“8.25% Notes”). We expect to redraw revolver borrowings under the Credit Facility to fund our development projects as construction proceeds. We also expect to use the remaining net proceeds from the offering for general corporate purposes, including funding our development projects.
The 8 5/8% Senior Notes are expected to be senior unsecured obligations and are expected to rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8 5/8% Senior Notes are expected to be guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8 5/8% Senior Notes are expected to be effectively subordinated to any secured debt, including debt under our Credit Facility. The 8 5/8% Senior Notes are expected to rank senior to our existing 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and our 8.25% Notes and any of our 8.75% Notes which remain outstanding pending our tender offer for, and redemption of, such notes.

Following completion of the 8 5/8% Senior Note offering and the repurchase or redemption of all of the 8.75% Notes and a portion of the 8.25% Notes, the 8 5/8% Senior Notes are expected to permit a significant amount of secured indebtedness of the greater of $750 million or 3.5x Consolidated EBITDA, as defined in the indentures. Under our most restrictive remaining indenture (the 8.25% Notes), we are permitted to incur up to $475 million in secured indebtedness, which does not include a $50 million general debt basket. Under the indenture governing our 7.50% Notes, such secured indebtedness limit is $1.5 billion, which does not include a $250 million general debt basket.
Under all three indentures, we may also incur additional indebtedness if, at the time the indebtedness is proposed to be incurred, our Consolidated Coverage Ratio for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2 to 1. Our Consolidated Coverage Ratio for the four fiscal quarters ended June 30, 2009 was above 2 to 1 under each of our existing indentures.
Tender Offer for 8.75% Notes: On July 27, 2009, we commenced a cash tender offer for all of our outstanding 8.75% Notes. Consideration to be paid for validly tendered notes will be either 103.167% of par for notes tendered on or prior to the early tender date of August 7, 2009, or 100% of par for notes tendered after the early tender date and on or prior to the expiration date of August 24, 2009. The aggregate principal amount of 8.75% Notes currently outstanding is $135 million. We expect to fund the tender offer from the net proceeds of our 8 5/8% Senior Notes issuance.
The President Casino: The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The certification of the hull by ABS Consulting (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without replacement, dry-docking, or specific approval. On July 28, 2009 the Missouri Gaming Commission (“MGC”) held a public hearing to discuss our plans to address the expiration of the ABS certification in 2010. At such hearing we announced our plans, subject to MGC review and ABS and other approvals, to replace the Admiral with a different vessel. Currently, we have not yet submitted an official application for such vessel change, and hence the MGC has not yet acted on such request. However, at this July 28, 2009 hearing, the Executive Director of the MGC (who is not a Commissioner of the MGC), through counsel, made a recommendation that the MGC issue a ruling to prohibit Pinnacle from repairing, replacing or moving the Admiral. The MGC deferred a decision on this matter. In the event such a decision was to be made by the MGC, it could ultimately lead to the loss of the gaming license for the President Casino if we were unable to otherwise obtain a re-certification of the Admiral by July 19, 2010, and therefore we would expect to contest the decision and pursue all possible legal remedies.
Tender Offer for 8.25% Notes: On July 29, 2009, we commenced a cash tender offer for $75.0 million in aggregate principal amount of our outstanding 8.25% Notes. Consideration to be paid for validly tendered notes will be 102.063% of par for notes tendered on or prior to the expiration date of August 11, 2009. The aggregate principal amount of 8.25% Notes currently outstanding is $275 million. We expect to fund the tender offer from the net proceeds of our 8 5/8% Senior Notes issuance.

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
EXECUTIVE SUMMARY
Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate seven domestic casinos, including L’Auberge du Lac in Lake Charles, Louisiana; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; Lumière Place in St. Louis, Missouri; President Casino in St. Louis, Missouri; and Boomtown Reno in Reno, Nevada. Internationally, we operate one significant and several small casinos in Argentina. We previously operated a small casino in the Bahamas, which we closed on January 2, 2009.
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we are building our River City casino, which we expect to open in the spring of 2010. In Lake Charles, Louisiana, we have begun site work for our Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac. In October 2008, the Louisiana Gaming Control Board (the “LGCB”) approved the architectural plans for our planned casino-hotel in East Baton Rouge Parish, Louisiana. In April 2009, the LGCB granted us 150-day extensions for completing our Sugarcane Bay project and entering into a construction contract for our Baton Rouge project. We also own well-located casino sites in Atlantic City, New Jersey and in Central City, Colorado, which projects are on indefinite hold.
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
Our long-term strategy is to build or acquire new resorts that are expected to produce favorable returns above our cost of capital; to maintain and improve our existing properties; and to continue to build our systems and add locations to build a national gaming network. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a customer-loyalty program designed to motivate customers to continue to patronize our casinos; and we may make strategic acquisitions, either alone or with third parties, at terms we believe are reasonable. We continue to make progress toward achieving our long-term strategy.
In July, we successfully amended our bank credit facility to, among other things, permit the issuance of senior unsecured debt. On July 27, 2009, we priced a private offering of $450 million in aggregate principal amount of 8 5/8% senior notes due 2017, which offering is expected to close on August 10, 2009. In addition to using $434 million in net proceeds to repay our funded bank borrowings of $206 million, we intend to use the remaining net proceeds to repurchase or redeem our existing 8.75% senior subordinated notes due 2013 and $75.0 million of our existing 8.25% senior subordinated notes due 2012, and for general corporate purposes, including funding our development projects.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2009 and 2008. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$86.6	$90.2	$175.0	$171.5
Boomtown New Orleans	35.5	39.0	73.7	81.4
Lumière Place	54.2	43.3	107.3	81.3
Belterra Casino Resort	42.8	44.3	83.8	86.3
Boomtown Bossier City	22.7	22.0	47.5	45.7
Casino Magic Argentina	8.6	10.0	18.1	19.2
President Casino	4.9	5.9	10.9	15.1
Boomtown Reno	10.6	11.5	18.2	22.2
Other	0.4	0.1	0.7	0.2

Total Revenue	$266.3	$266.3	$535.2	$522.9

Operating income (loss)	$10.4	$(16.9)	$29.0	$(28.7)

Income (loss) from continuing operations	$5.0	$(48.3)	$6.2	$(64.1)

Adjusted EBITDA: (a)
L’Auberge du Lac	$21.5	$23.6	$45.0	$41.2
Boomtown New Orleans	10.6	13.5	24.1	28.8
Lumière Place	9.9	1.2	20.5	0.6
Belterra Casino Resort	8.2	7.7	16.0	15.1
Boomtown Bossier City	4.7	4.0	10.9	8.7
Casino Magic Argentina	2.2	2.7	5.0	5.9
President Casino	(0.4)	(1.5)	(0.6)	(1.8)
Boomtown Reno	0.1	(1.3)	(1.2)	(3.5)

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity investments and discontinued operations.
Segment comparison of the three and six months ended June 30, 2009 and 2008
L’Auberge du Lac

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$75.3	$79.2	(4.9)%	$153.7	$151.4	1.5%
Total revenues	86.6	90.2	(4.0)%	175.0	171.5	2.0%
Operating income	14.4	12.7	13.4%	30.6	22.8	34.2%
Adjusted EBITDA	21.5	23.6	(8.9)%	45.0	41.2	9.2%
L’Auberge du Lac, our largest property, increased revenues and Adjusted EBITDA during the six months ended June 30, 2009 compared to the prior-year period, reflecting improved utilization of the guestroom and amenity expansion which opened during the first quarter of 2008. The guestroom expansion increased available rooms to 995 from 743. For the three months ended June 30, 2009, revenues and Adjusted EBITDA decreased as the result of a decline in the property’s table game win percentage compared to the prior-year quarter, as well as a decline in hotel occupancy from the prior-year quarter.

Boomtown New Orleans

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$33.9	$37.4	(9.4)%	$70.5	$78.2	(9.8)%
Total revenues	35.5	39.0	(9.0)%	73.7	81.4	(9.5)%
Operating income	8.8	11.4	(22.8)%	20.3	24.6	(17.5)%
Adjusted EBITDA	10.6	13.5	(21.5)%	24.1	28.8	(16.3)%
Results during the three and six months ended June 30, 2009 at Boomtown New Orleans reflect the November 2008 opening of an additional slot facility in the area, which houses approximately 600 slot machines, as well as levee construction along the primary access road to the property. This levee construction resulted in the temporary loss of the property’s main entrance, which is expected to reopen in August 2009. Casino admissions decreased 11% for the three months ended June 30, 2009 compared to the prior-year period, and 12% for the six months ended June 30, 2009 compared to the prior-year period. To address this increased competition, Boomtown New Orleans has increased marketing efforts to draw in local customers with events and promotions, resulting in increased costs and reduced operating income and Adjusted EBITDA.
Lumière Place

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$43.9	$34.7	26.5%	$88.6	$68.0	30.3%
Total revenues	54.2	43.3	25.2%	107.3	81.3	32.0%
Operating income	1.3	(10.3)	112.6%	3.3	(22.2)	114.9%
Adjusted EBITDA	9.9	1.2	725.0%	20.5	0.6	3,316.7%
Lumière Place includes the Lumière Place Casino, which opened in late 2007, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière, each of which opened in early 2008, and other amenities, comprising the Lumière Place complex. Overall operational results at Lumière Place continued to improve in the three and six months ended June 30, 2009 as it entered its second year of operations, consistent with most new casino openings. In addition, the property now operates in an unlimited gaming environment as Missouri’s gambling loss limit was repealed in November 2008. Marketing and payroll costs declined during the three and six months ended June 30, 2009 compared to the prior-year period due to the maturation of the property.
Belterra Casino Resort

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$36.7	$37.6	(2.4)%	$72.5	$74.7	(2.9)%
Total revenues	42.8	44.3	(3.4)%	83.8	86.3	(2.9)%
Operating income	4.8	3.8	26.3%	9.2	7.7	19.5%
Adjusted EBITDA	8.2	7.7	6.5%	16.0	15.1	6.0%

Belterra achieved an increase in Adjusted EBITDA during the three and six months ended June 30, 2009, despite a decrease in revenues during the same period, due to fine-tuning of the property’s marketing efforts and recent cost-cutting measures. Decreases in revenue are the result of additional competition in the area. During mid-2008, two racetrack casinos in the Indianapolis metropolitan area opened, each of which operate approximately 2,000 slot machines. One of these facilities replaced its temporary casino with a permanent facility in March 2009. Another riverboat competitor opened a new, expanded casino in Lawrenceburg, Indiana in June 2009.
Boomtown Bossier City

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$21.4	$20.6	3.9%	$44.7	$43.0	4.0%
Total revenues	22.7	22.0	3.2%	47.5	45.7	3.9%
Operating income	3.0	2.0	50.0%	7.6	4.9	55.1%
Adjusted EBITDA	4.7	4.0	17.5%	10.9	8.7	25.3%
Boomtown Bossier City achieved increased revenues and Adjusted EBITDA despite the competitive Bossier City/Shreveport gaming market and improved Adjusted EBITDA through a refinement of the property’s marketing efforts and certain cost-cutting measures. Boomtown Bossier competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth.
Casino Magic Argentina

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$7.7	$9.0	(14.4)%	$16.3	$17.5	(6.9)%
Total revenues	8.6	10.0	(14.0)%	18.1	19.2	(5.7)%
Operating income	1.4	1.8	(22.2)%	3.5	4.1	(14.6)%
Adjusted EBITDA	2.2	2.7	(18.5)%	5.0	5.9	(15.3)%
Casino Magic Argentina includes a sizable casino-hotel facility in Neuquén, which includes 1,076 gaming positions, and several smaller casinos in other parts of the Province of Neuquén, with an aggregate 361 gaming positions. Revenues have decreased due in part to a recent decline in the value of the Argentine peso. The decrease in Adjusted EBITDA reflects the currency decline and inflation of certain costs, principally payroll costs.
Under terms of our concession agreement with the Province of Neuquén, our exclusivity rights in the Province of Neuquén are to be extended from 2016 to 2021 with the completion of a luxury hotel. We opened such hotel in June 2008 and are awaiting the formal government approval of such extension.
President Casino

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$4.6	$5.4	(14.8)%	$10.2	$13.8	(26.1)%
Total revenues	4.9	5.9	(16.9)%	10.9	15.1	(27.8)%
Operating income	(1.1)	(3.5)	68.6%	(2.0)	(5.7)	64.9%
Adjusted EBITDA	(0.4)	(1.5)	73.3%	(0.6)	(1.8)	66.7%

Due principally to competition from an expanded competing property across the river and the neighboring Lumière Place, revenues for the three and six months ended June 30, 2009 have decreased from the same period in the prior year. As a result, beginning in late 2008, we eliminated mid-week table game operations at the President Casino and reduced operating hours for the entire casino mid-week. These cost-cutting measures have resulted in a decreased Adjusted EBITDA loss for the three and six months ended June 30, 2009. Operations at the President Casino were also adversely affected in both periods due to temporary flood related closures. The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The certification of the hull by ABS Consulting (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without replacement, dry-docking, or specific approval. On July 28, 2009 the Missouri Gaming Commission (“MGC”) held a public hearing to discuss our plans to address the expiration of the ABS certification in 2010. At such hearing we announced our plans, subject to MGC review and ABS and other approvals, to replace the Admiral with a different vessel. Currently, we have not yet submitted an official application for such vessel change, and hence the MGC has not yet acted on such request. However, at this July 28, 2009 hearing, the Executive Director of the MGC (who is not a Commissioner of the MGC), through counsel, made a recommendation that the MGC issue a ruling to prohibit Pinnacle from repairing, replacing or moving the Admiral. The MGC deferred a decision on this matter. In the event such a decision was to be made by the MGC, it could ultimately lead to the loss of the gaming license for the President Casino if we were unable to otherwise obtain a re-certification of the Admiral by July 19, 2010 and therefore we would expect to contest the decision and pursue all possible legal remedies.
Boomtown Reno

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$6.2	$5.8	6.9%	$10.6	$11.4	(7.0)%
Total revenues	10.6	11.5	(7.8)%	18.2	22.2	(18.0)%
Operating income	(1.2)	(3.0)	60.0%	(3.7)	(6.9)	46.4%
Adjusted EBITDA	0.1	(1.3)	107.7%	(1.2)	(3.5)	65.7%
Operating conditions at Boomtown Reno remain challenging due to the significant competition from the northern California Native American gaming market, as well as poor economic conditions in both the region and northern California. However, gaming revenues increased for the three months ended June 30, 2009 over the prior-year period due in part to our renovation of the Boomtown Reno casino and approximately two-thirds of the guestrooms over the past 18 months. In the second quarter of 2008, operations were somewhat constrained by such refurbishment. During June 2009, a restaurant was refurbished and replaced by a recognized franchised restaurant and a coffee venue was upgraded. Improvements in operating income and Adjusted EBITDA results are due to recent cost-cutting measures and a lessening of the construction disruptions. Employee headcount as of June 30, 2009 has decreased 29% from June 30, 2008.
Other factors affecting income from continuing operations
The following are a description of the other costs and benefits for the three months ended June 30, 2009 and 2008, respectively:

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses	$(7.9)	$(11.6)	(31.9)%	$(17.4)	$(21.3)	(18.3)%
Depreciation and amortization	(26.2)	(31.0)	(15.5)%	(52.4)	(59.5)	(12.0)%
Pre-opening and development costs	(6.6)	(14.2)	(53.5)%	(12.5)	(31.3)	(60.1)%
Non-cash share-based compensation	(5.3)	(3.1)	71.0%	(7.6)	(4.8)	58.3%
Write-downs, reserves and recoveries, net	(0.3)	(6.9)	(95.7)%	(0.7)	(6.8)	(89.7)%
Other non-operating income	0.1	0.5	(80.0)%	0.2	1.6	(87.5)%
Gain on sale of equity securities	12.9	—	100%	12.9	—	100%
Impairment of investment in equity securities	—	(22.6)	100%	—	(22.6)	100%
Interest expense, net of capitalized interest	(16.1)	(11.6)	38.8%	(32.8)	(23.7)	38.4%
Income tax benefit (expense)	(2.4)	2.3	(204.3)%	(3.2)	9.3	(134.4)%

Corporate expenses represent unallocated payroll, professional fees, rent, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Such expenses decreased in the three and six months ended June 30, 2009 due to the relocation of some offices to lower-rent spaces, the decision to reduce the scope of an employee 401(k) matching program and other smaller items. Additionally, the prior-year quarter included approximately $1.5 million of compensation expense related to the resignation of a corporate officer.
Depreciation and amortization expense decreased in the three and six months ended June 30, 2009 due to the decreased asset basis resulting from our 2008 fourth quarter impairment of certain long-lived assets.
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5 “Reporting on the Costs of Start-up Activities”, and for the three and six months ended June 30, 2009 and 2008 consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$2.6	$5.3	$5.5	$11.0
River City (b)	1.6	1.6	2.8	2.6
Baton Rouge	1.6	0.8	2.7	5.6
Sugarcane Bay	0.6	1.0	1.2	1.5
Kansas City	—	1.9	—	2.7
Lumière Place	—	2.4	—	6.0
Missouri Proposition A Initiative	—	0.6	—	1.2
Other	0.2	0.6	0.3	0.7

Total pre-opening and development costs	$6.6	$14.2	$12.5	$31.3

(a)	In late 2008, the Company decided to complete certain demolition projects, but to otherwise suspend substantially all development activities in Atlantic City indefinitely. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land.

(b)	Pre-opening costs at the River City project, expected to open in the spring of 2010, include among other items non-cash, straight-lined rent accruals under a lease agreement of $1.0 million and $1.9 million for the three and six months ended June 30, 2009, respectively, and $1.4 million and $1.9 million for the three and six months ended June 30, 2008, respectively.
Non-cash Share-based Compensation Expense was $5.3 million and $7.6 million for the three and six months ended June 30, 2009, respectively, and $3.1 million and $4.8 million for the three and six months ended June 30, 2008, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The expense has increased due to additional options granted to members of our Board of Directors. These grants, along with all previously outstanding unvested stock option grants to board members, became fully vested on May 5, 2009.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Impairment of assets (a)	$0.2	$5.5	$0.3	$5.4
Customer loyalty program related expenses (b)	—	1.4	—	1.4
Loss on disposal of assets	0.1	—	0.4	—

Write-downs, reserves and recoveries, net	$0.3	$6.9	$0.7	$6.8

(a)	During the three and six months ended June 30, 2009, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business. During the second quarter of 2008, we incurred impairment charges of $4.5 million related to two riverboats acquired in 2006, and approximately $1.0 million in connection with certain obsolete gaming equipment.

(b)	During the second quarter of 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account balances based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. This disclosure resulted in a non-cash charge to establish a theoretical liability for such amounts.

Other non-operating income consists primarily of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Interest income	$0.1	$0.4	$0.2	$1.4
Dividend income	—	0.1	—	0.2

Total other non-operating income	$0.1	$0.5	$0.2	$1.6

Interest income has decreased during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to lower short-term interest rates in the current period compared to the same period in 2008. The interest earned was also affected by the conservative investment options we elect. Prior year dividend income relates to our shares held in Ameristar Casinos, which suspended dividend payments after the third quarter of 2008. We sold all shares held during the three months ended June 30, 2009.
Gain on sale of equity securities During the three months ended June 30, 2009, we sold all 1.2 million shares that we held in Ameristar Casinos for cash proceeds of $23.7 million and realized a gain of $12.9 million. The shares were purchased with the intent of proposing a combination of the two companies. However, with the changes in the financial markets, we determined that such combination was no longer in the best interests of our shareholders. These shares had previously been written down as disclosed in accordance with the Financial Accounting Standards Board’s Staff Position FAS Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
Interest expense was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Interest expense before capitalization of interest	$18.8	$19.4	$37.7	$38.5
Less: capitalized interest	(2.7)	(7.8)	(4.9)	(14.8)

Total interest expense, net of capitalized interest	$16.1	$11.6	$32.8	$23.7

The decrease in interest expense before capitalization was principally due to lower interest rates in the first half of 2009 compared to the first half of 2008, partially offset by increased borrowings in 2009 versus 2008. The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by increases attributable to our River City project.

Income Tax Benefit Our effective income tax rate for continuing operations for the three and six months ended June 30, 2009, was 32.7% and 34.2%, respectively, as compared to (4.6)% and (12.7)% for the same periods in 2008. Our effective tax rates in the 2009 periods were negatively affected by non-deductible items such as Indiana state gaming revenue taxes, which are non-deductible on our Indiana state income tax return, and foreign taxes of our Argentine subsidiary pursuant to a tax amnesty program offered by the Argentine government. We determined that the certainty of the amnesty program offset the potential economic value of eventually prevailing on certain disputed tax positions. Additionally, during June of 2009, we received an informal notification from a field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales and other transactions outside of Indiana, which we reported on our returns from the 2000 to 2007 years, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million of additional Indiana income taxes. We are in the process of evaluating those preliminary proposed adjustments to determine their factual accuracy and technical merits. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most probable outcome as of June 30, 2009. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. It is possible that our unrecognized tax benefits could increase between $4 million and $6 million during the next 12 months.
Discontinued Operations consists of our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas, which we closed on January 2, 2009. We recorded a loss from discontinued operations of $0.2 million and $0.5 million, net of income taxes, for the three and six months ended June 30, 2009, respectively, principally related to legal fees, and income from discontinued operations of $30.3 million and $51.1 million, net of income taxes, for the three and six months ended June 30, 2008, respectively, related to insurance proceeds received.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009, we maintained $134 million of cash and cash equivalents. We estimate that approximately $70 million of such cash is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. This amount is expected to increase to approximately $80 million with the opening of River City. The balance we held as reserve liquidity. As of June 30, 2009, we had borrowings of $183 million and outstanding letters of credit of $12.6 million under a $625 million revolving credit facility that matures in December 2010 (the “Credit Facility”).
We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, and our compliance with covenants contained in the Credit Facility and bond indentures.
Summary and Discussion of Certain Net Cash Results

	For the six months ended
	June 30,
	2009	2008
	(in millions)
Net cash provided by operating activities	$48.0	$106.3
Net cash used in investing activities	$(60.4)	$(244.9)
Net cash providing by financing activities	$31.0	$75.3
Operating Cash Flow
Our cash provided by operating activities in the six months ended June 30, 2009 decreased from the prior-year period due principally to the receipt of insurance settlement proceeds in the prior year related to our former Casino Magic Biloxi property.

Investing Cash Flow
The following is a summary of our capital expenditures, by property or project, for the six months ended June 30, 2009 and 2008:

	For the six months ended
	June 30,
	2009	2008
	(in millions)
River City	$60.7	$12.7
Sugarcane Bay	6.4	8.3
Belterra Casino Resort	3.5	1.6
L’Auberge du Lac	2.8	20.8
Boomtown New Orleans	2.6	2.4
Lumière Place Casino	2.5	72.6
Boomtown Reno	1.4	4.0
Atlantic City	1.0	83.5
Boomtown Bossier City	1.0	1.8
Casino Magic Argentina	0.2	5.1
Other	2.1	4.9

Total capital expenditures	$84.2	$217.7

As of June 30, 2009, we had cumulatively invested approximately $201.8 million in the River City project, $33.2 million in the Sugarcane Bay project and $33.3 million in the Baton Rouge project. These amounts include cash expenditures, land acquisitions, capitalized interest and pre-opening costs.
In April 2009, the Louisiana Gaming Control Board (“LGCB”) granted 150-day extensions for development of our Sugarcane Bay and Baton Rouge projects. The extensions, which were similar to earlier extensions approved in February 2009, were granted based on the continued disruption in the global capital markets. We continue to perform site preparation work at Sugarcane Bay, adjacent to L’Auberge du Lac in Lake Charles, and design and entitlement work for our project in Baton Rouge. Sugarcane Bay’s completion deadline is now December 27, 2010. Under our tentative construction timeline, Sugarcane Bay is not expected to be completed by that date, so we will need to seek an additional extension from the LGCB. The deadline for entering into a construction contract for our Baton Rouge project is now October 16, 2009. We indicated to the LGCB that we may need to seek additional extensions. There is no certainty that such additional extensions will be granted.
Management’s intention is to use existing cash resources, cash flows from operations, funds available under the Credit Facility and funds from the pending senior notes private offering (discussed below) to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. Although the capital markets have improved in recent months, they remain volatile and subject to change.
Our substantial funding needs in connection with our development projects will require us to raise substantial additional capital from outside sources. On July 21, 2009, we amended our Credit Facility to, among other things, adjust certain of the financial covenant ratios (see discussion below). Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary covenants in such facility, including those recently amended. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete our projects unless we sell assets, enter into leasing facilities, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.
On July 27, 2009, we entered into a purchase agreement with certain initial purchasers to issue $450 million aggregate principal amount of new 8 5/8% senior unsecured notes due 2017 (“8 5/8% Senior Notes”) at a purchase price of 98.597% of principal amount. We offered and expect to sell the 8 5/8% Senior Notes to the initial purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. It is expected that the initial purchasers will resell the 8 5/8% Senior Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act and outside the United States pursuant to the exemption from registration provided by Regulation S of the Securities Act. This offering is expected to close on August 10, 2009 and is expected to result in approximately $434 million in net proceeds. Using the net proceeds, we intend to repurchase or redeem all of our existing 8.75% senior subordinated notes due 2013 (“8.75% Notes”), of which $135 million in aggregate principal amount is outstanding; to repay approximately $206 million in revolving credit borrowings under the Credit Facility; and repurchase or redeem $75.0 million in aggregate principal amount of our existing 8.25% senior subordinated notes due 2012 (“8.25% Notes”). We expect to redraw revolver borrowings under the Credit Facility to fund our development projects as construction proceeds. We also expect to use the remaining net proceeds from the offering for general corporate purposes, including funding our development projects. The 8 5/8% Senior Notes will not be registered under the Securities Act of 1933, as amended, or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In addition, even though our existing Credit Facility matures in December 2010, if we have not made arrangements to extend the maturity of our Credit Facility, entered into a new Credit Facility or arranged alternate refinancing by the filing of our annual report on Form 10-K for the 2009 year, generally accepted accounting principles would require that amounts outstanding under the Credit Facility as of the 2009 year-end, which amounts may be substantial, be treated as a current liability as of the 2009 year-end. After giving effect to the use of the net proceeds of the 8 5/8% Senior Notes, we will have no outstanding borrowings under our Credit Facility and do not currently expect to have a substantial amount of outstanding borrowings under our Credit Facility at the 2009 year-end. If, however, the outstanding borrowings under our Credit Facility at the 2009 year-end were substantial, treating them as a current liability may lead to a “going concern” or like qualification or exception from our auditors with respect to our 2009 audited financial statements. Such a qualification would result in a default under our Credit Facility that potentially could lead to an acceleration of our Credit Facility borrowings and then cross-defaults under our indentures. We are discussing with certain of our lenders, among other things, an extension of the maturity of our Credit Facility, but we cannot assure you that we will be able to obtain any such extension, and if we are able to do so, the terms may be materially less favorable than the existing Credit Facility. If we cannot make such arrangements with our existing lenders, we may need to make other financing arrangements to obtain a longer maturity on our senior secured debt, and such arrangements might be on unfavorable terms.
Although the capital markets have improved recently, as evidenced by our ability to price $450 million in aggregate principal amount of 8 5/8% Senior Notes, we cannot accurately predict our ability to access the capital markets again in the future. The need for additional capital during periods of difficult market conditions may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain such capital on potentially unfavorable terms. Management intends to proceed with construction of its various projects only when it believes that sufficient funding is available on terms favorable to the Company.
In addition to the effect that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not continue to improve, or if they worsen. The credit crisis has adversely affected overall consumer demand, which could have a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend during those visits below what they would normally wager and spend in better economic times. All of these effects could have a material adverse effect on our liquidity.
For a detailed discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Financing Cash Flow
As of June 30, 2009, we had borrowings of $183 million and had outstanding letters of credit of $12.6 million under our Credit Facility. On July 21, 2009, we amended the Credit Facility to, among other things, adjust certain of the financial covenant ratios, permit the issuance of senior unsecured debt, establish an extension revolver tranche, and reduce the facility to approximately $531 million. As of August 4, 2009, we have drawn $206 million and $12.6 million was utilized for various letters of credit under our Credit Facility. On August 10, 2009, we expect to close our 8 5/8% Senior Note offering and use a portion of the net proceeds to repay the entire amount outstanding in revolving credit borrowings under the Credit Facility as of that date. We expect to redraw revolver borrowings under the Credit Facility to fund our development projects as construction proceeds.

As of June 30, 2009, for borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 1.75% or prime plus a margin of 0.25% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As noted below, the applicable margin was increased by 0.50 percentage points as of July 21, 2009. As of June 30, 2009, 1-month LIBOR was 0.30% and prime was 3.25%. The letters of credit bear facility fees of 1.75% per annum as of June 30, 2009, and was increased to 2.25% as of July 21, 2009. The Credit Facility also bears commitment fees based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of June 30, 2009, approximately 81.1% of our debt was at fixed versus floating interest rates.
The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The Credit Facility provides for permitted capital expenditures for our River City project, maintenance of our existing casinos and hotels and various other new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or equity transactions. We believe we were in compliance with all of the financial covenants in our Credit Facility as of June 30, 2009 and at all other recent applicable measurement dates.
As noted above, on July 21, 2009, we amended our Credit Facility to, among other things, adjust certain financial covenant ratios. In particular, we amended the rolling four quarter maximum permitted consolidated leverage ratio (as defined in the Credit Facility) to not exceed 6.50x for the quarterly periods ended June 30, 2009 through December 31, 2009, not exceed 6.75x for the quarterly period ended March 31, 2010, not exceed 6.50x for the quarterly period ended June 30, 2010, and not exceed 6.00x for the quarterly period ended September 30, 2010. Our consolidated leverage ratio for the four quarters ended June 30, 2009 was 5.10x and we expect it to rise slightly as River City nears completion, which is expected to occur in the spring of 2010. In addition, the amendment to our Credit Facility lowered the required minimum consolidated interest coverage ratio for each of our fiscal quarters ending on and after December 31, 2009 through June 30, 2010 by 0.25 percentage points. The amendment increased the applicable margin by 0.50 percentage points for all revolving credit loans that mature prior to December 14, 2010. Under the amendment, we may from time to time request lenders, in their discretion, to convert their existing revolving loan commitments to a new tranche of extending revolving loan commitments that mature on a date beyond the existing maturity date of December 14, 2010 on such pricing terms in an extending revolving credit commitment agreement, and/or request extending revolving loan commitments from new lenders, in each case without increasing the total amount of loans that may be outstanding under the Credit Agreement beyond $625 million. Existing lenders are not required to extend the current maturity of their commitments or to provide additional commitments.
Under the amendment, Lehman Commercial Paper, Inc.’s (“LCPI”) resignation as the administrative agent under the Credit Facility and Barclays Bank PLC’s appointment to replace LCPI in such capacity has been executed and has become effective as of July 24, 2009. We released LCPI from claims and damages under the Credit Facility and agreed not to institute action against LCPI under the Credit Facility, which release and agreement became effective as of such replacement date, but LCPI’s commitment as a lender under the Credit Facility will remain formally in place. LCPI has not funded its commitment under the Credit Facility since it entered bankruptcy on October 5, 2008, and we have no effective remedy to require LCPI to fund its commitment. Pursuant to the Credit Facility, any reduction in the commitments of the lenders must be pro rata in accordance with the commitment of each lender as a percentage of the lenders’ aggregate commitments. Because LCPI’s commitment remains formally in place and because the release merely reflects the actual status of the LCPI commitment, we believe that our release of LCPI does not constitute a non-pro rata reduction of the revolver commitment that would be prohibited under the Credit Facility. As of August 4, 2009, the unfunded portion of LCPI’s commitment was approximately $31.0 million. The credit crisis has affected other lenders under our Credit Facility, although none have filed for bankruptcy and all, except for LCPI, have to date continued to fund their obligations. For example, recently there have been indications that one of our existing lenders under our Credit Facility, CIT Group, Inc. (“CIT”), may file for bankruptcy. CIT had committed to fund $24.0 million towards our Credit Facility, as amended. If CIT files for bankruptcy, management believes that it is unlikely that CIT will continue to provide its proportionate share under the existing Credit Facility. The unfunded commitment of CIT as of August 4, 2009 is approximately $15.0 million.
As of June 30, 2009, in addition to our indebtedness under the Credit Facility, we had outstanding $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (the “7.50% Notes”), $275 million aggregate principal amount of 8.25% Notes, $135 million aggregate principal amount of 8.75% Notes and certain other debt.

Under the indentures governing the 7.50% Notes and 8.25% Notes, we are permitted to incur up to $1.5 billion and $475 million in senior indebtedness, respectively, and, until the tender offer and redemption of the 8.75% Notes are completed, up to $350 million in senior indebtedness under the indenture governing the 8.75% Notes. In addition, the indentures include other debt incurrence baskets including a $50 million general debt basket under the 8.25% Notes and a $250 million general debt basket under the 7.50% Notes. Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in each of the three indentures) would be at least 2:1. Our Consolidated Coverage Ratio for the four fiscal quarters ended June 30, 2009 was above 2:1 under each of our existing indentures. Consequently, pursuant to the indentures, we reclassified $200 million of revolver facility borrowings from the senior indebtedness basket to a 2:1 Consolidated Coverage Ratio and, as a result, are permitted under the indentures to incur substantial additional borrowings. As a result of the amendment to the Credit Facility on July 21, 2009 and the pro-forma effect on results for our new 8 5/8% Senior Notes and related transactions, our Consolidated Coverage Ratio under all three indentures is under 2:1. The 7.50% Notes, 8.25% Notes and 8.75% Notes become or became callable at a premium over their face amount on June 15, 2011, March 15, 2008 and October 1, 2008, respectively. Such premiums decline periodically as the bonds near their respective maturities. The 7.50% Notes are redeemable prior to such time at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
The 8 5/8% Senior Notes are expected to be senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, include debt under our Credit Facility. The 8 5/8% Senior Notes are expected to be guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8 5/8% Senior Notes are expected to be effectively subordinated to any secured debt, including debt under our Credit Facility. The 8 5/8% Senior Notes are expected to rank senior to our existing 7.50% senior subordinated notes due 2015 and our 8.25% senior subordinated notes due 2012 and any of our 8.75% Notes which remain outstanding pending our tender offer for, and redemption of, such notes.
On July 27, 2009, we commenced a cash tender offer to purchase the $135 million aggregate principal amount of 8.75% Notes at an offer price of 103.167% of principal amount plus accrued and unpaid interest using proceeds from the 8 5/8% Senior Note offering. We intend to redeem any untendered 8.75% Notes on or after October 1, 2009 at a redemption price of 102.917% of principal amount plus accrued and unpaid interest. On July 29, 2009, we commenced a cash tender offer to purchase up to $75.0 million aggregate principal amount of 8.25% Notes at an offer price of 102.063% of principal amount plus accrued and unpaid interest using proceeds from the 8 5/8% Senior Note offering. We intend to redeem the remaining portion of the $75 million in aggregate principal amount of 8.25% Notes not repurchased in such tender offer at a redemption price of 102.063% of principal amount plus accrued and unpaid interest.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the quarterly period ended June 30, 2009, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. On July 21, 2009, we entered into the Fourth Amendment to the Credit Facility. On July 27, 2009, we priced $450 million aggregate principal amount of 8 5/8% senior unsecured notes due 2017 and in connection with this offering, we entered into a purchase agreement with certain initial purchasers to issue such notes at a purchase price of 98.597% of principal amount. For more detailed descriptions of the Fourth Amendment to the Credit Facility and the issuance of the senior unsecured notes, see Note 9 to our unaudited Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no newly identified significant changes during the six months ended June 30, 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding Pinnacle’s future operating performance, future growth, anticipated milestones, completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, compliance with required financial ratios, operating and capital expenses, financing options, including the state of the credit markets, our ability to access the capital markets, our ability to retain the gaming license for the President Casino in Missouri, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	our substantial funding needs in connection with our development projects and other capital-intensive projects will require us to raise substantial amounts of funding from outside sources;
•	we may not be able to renew or extend our Credit Facility or enter into a new credit facility in today’s difficult markets. In addition, our ability to renew or extend our Credit Facility or to enter into a new credit facility may be impaired further if current market conditions continue or worsen. If we are able to renew or extend our Credit Facility, it may be on terms substantially less favorable than the current Credit Facility. We may face similar risks with respect to our outstanding bonds;
•	our business may be sensitive to reductions in consumers’ discretionary spending as a result of recent downturns in the economy;
•	the global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot accurately predict;
•	our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations;
•	insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities;
•	many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;
•	the gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability;
•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;
•	natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricane;
•	we operate in a highly taxed industry and may be subject to higher taxes in the future;
•	we may not meet the conditions for the maintenance of the licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects;
•	we may not obtain further extensions from the Louisiana Gaming Control Board for our Sugarcane Bay and Baton Rouge projects;
•	we could lose the right to open our River City project if we fail to meet the conditions imposed by the Missouri Gaming Commission;
•	we could lose our gaming license for the President Casino if the Missouri Gaming Commission decides that we cannot move, refurbish or replace The Admiral;

•	the loss of management and other key personnel could significantly harm our business;
•	state legislatures from time to time consider legislation that could increase our competition or taxes; and
•	our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

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
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. At June 30, 2009, our Credit Facility is comprised of a $625 million revolving credit facility that matures in 2010, and there was $183 million outstanding under this revolving credit facility and $12.6 million utilized under various letters of credit. As of June 30, 2009, our borrowings under our Credit Facility accrued interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 1.75%. Pursuant to the Fourth Amendment to the Credit Agreement, our borrowings under our Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin is 2.25% as of July 21, 2009. As of June 30, 2009, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $1.8 million per year, assuming constant debt levels.
We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso, which has fluctuated significantly in recent months due to the extremely inflationary Argentine economy. The total assets of Casino Magic Argentina at June 30, 2009 were $29.9 million, or approximately 1.5% of our consolidated assets.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2009. At June 30, 2009, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

								Fair
Liabilities	2009	2010	2011	2012	2013	Thereafter	Total	Value
	(in thousands)
Revolver Loan Facility(a)	—	$183,000	—	—	—	—	$183,000	$164,700
Rate	2.07%	2.07%	2.07%	2.07%	2.07%	2.07%	2.07%
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$325,806
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	—	—	—	$275,000	—	—	$275,000	$272,594
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	—	—	—	—	$135,000	—	$135,000	$135,169
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$46	$97	$98	$102	$110	$443	$896	$896
Avg. Interest rate	7.33%	7.33%	7.33%	7.25%	7.25%	7.25%	7.25%

(a)	The revolving credit facility has a floating interest rate per annum based on our “Consolidated Leverage Ratio”, as defined in the Credit Facility, which is LIBOR plus a margin of 1.75%.

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II

Item 1.	Legal Proceedings
During the three months ended June 30, 2009, there were no material developments occurred with respect to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, under the heading “Legal Proceedings” and which reference should be made.
The following is a material update to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.
Collective Bargaining Agreements: On May 17, 2006, we entered into a Memorandum of Agreement (the “MOA”) with Unite HERE Local 74 (“Union”) commensurate with our obligations under a development agreement with St. Louis that, among other things, provided union access to certain employees (“bargaining unit employees”) employed at our Lumière Place facility should the Union manifest its intent to organize those employees. Additionally, the MOA provided that we would recognize the Union as the exclusive bargaining representative of the bargaining unit employees if a majority of the employees (verified by a neutral arbitrator) indicated their desire to be represented by the Union by signing an authorization card.
On November 20, 2008, an arbitrator conducted a review of the authorization cards submitted by the Union, and determined that a majority of the bargaining unit employees had indicated their desire to be represented by the Union. Consistent with the MOA, we recognized the Union as the exclusive bargaining representative for the bargaining unit employees. We have met with the Union three times to negotiate a collective bargaining agreement, the last meeting was held on February 18, 2009.

During March and April 2009, we received competing claims from three unions, claiming to be the exclusive collective bargaining representative of our St. Louis employees, including a claim from one union that they were the successor to the Union. In response to the competing claims for recognition, we withdrew recognition from the Union because of a lack of continuity of representation. Also, in May 2009, we notified the Union that the collective bargaining agreement for HoteLumière was no longer in effect and that the collective bargaining agreement for the President Casino was being terminated. In May 2009, the union claiming to be the successor to Union filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging, among other things, that we refused to bargain in good faith by refusing to engage in collective bargaining negotiations, by refusing to negotiate over the discharge of employees, and by withdrawing recognition and abrogating the terms and conditions of employment. The charges are currently pending before the NLRB.
Indiana Tax Dispute: In 2008, the Indiana Department of Revenue commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales and other transactions outside of Indiana that the Company reported on its 2000 to 2007 tax returns resulted in business income subject to apportionment, and proposing a potential assessment of approximately $11 million of additional Indiana income taxes. The Company is in the process of evaluating those preliminary proposed adjustments to determine their factual accuracy and technical merits.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders
At an Annual Meeting of Stockholders held on May 5, 2009, the following proposals were presented for a vote of the Company’s stockholders:
Proposal One: Election of Directors. The stockholders elected nine nominees to our Board of Directors for a one-year term expiring at the 2010 Annual Meeting of Stockholders. The vote tabulation for individual directors was as follows:

Nominee	For Votes	Withheld Votes
Daniel R. Lee	52,768,744	2,627,474
Stephen C. Comer	54,616,031	780,187
John V. Giovenco	39,407,152	15,989,066
Richard J. Goeglein	39,577,945	15,818,273
Ellis Landau	54,600,638	795,580
Bruce A. Leslie	54,641,693	754,525
James L. Martineau	39,598,582	15,797,636
Michael Ornest	54,489,451	906,767
Lynn P. Reitnouer	39,584,088	15,812,130
Proposal Two: Proposal to approve an amendment to the Company’s 2005 Equity and Performance Incentive Plan to permit a one-time value for value option exchange program. The stockholders did not approve of the amendment to the Company’s 2005 Equity and Performance Incentive Plan. The vote tabulation for the amendment to the Company’s 2005 Equity and Performance Incentive Plan was as follows:

For	Against	Abstain	Broker Non-Votes
12,046,208	35,300,130	92,266	7,957,614

Item 6.	Exhibits

Exhibit
Number		Description of Exhibit

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

4.1	*
Seventh Supplemental Indenture, dated as of July 16, 2009, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.2	*
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 21, 2009, by and between Pinnacle Entertainment, Inc., a Delaware corporation, Lehman Commercial Paper Inc., as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2009. (SEC File No. 001-13641).

10.2	*	Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC.

10.3
Purchase Agreement, dated as of July 27, 2009, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2009. (SEC File No. 001-13641).

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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date: August 4, 2009	By:	/s/ Stephen H. Capp
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

4.1	*
Seventh Supplemental Indenture, dated as of July 16, 2009, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.2	*
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

10.1
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 21, 2009, by and between Pinnacle Entertainment, Inc., a Delaware corporation, Lehman Commercial Paper Inc., as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2009. (SEC File No. 001-13641).

10.2	*	Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC.

10.3
Purchase Agreement, dated as of July 27, 2009, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2009. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.