Form 10-Q
period 2009-09-30
PINNACLE ENTERTAINMENT INC
filed 2009-11-06
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of the close of business on November 4, 2009, the number of outstanding shares of the registrant’s common stock was 60,079,686.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues:
Gaming	$227,353	$222,063	$694,546	$680,030
Food and beverage	16,576	17,012	48,063	47,254
Lodging	10,895	11,709	29,352	27,067
Retail, entertainment and other	10,553	12,070	28,627	31,406

	265,377	262,854	800,588	785,757

Expenses and other costs:
Gaming	137,640	132,182	408,090	410,035
Food and beverage	16,113	17,806	47,620	48,914
Lodging	6,313	6,538	18,289	16,110
Retail, entertainment and other	6,159	8,213	16,017	20,740
General and administrative	58,099	60,299	174,916	182,824
Depreciation and amortization	25,756	29,665	78,142	89,172
Pre-opening and development costs	8,602	14,571	21,120	45,914
Write-downs, reserves and recoveries, net	306	976	1,019	8,197

	258,988	270,250	765,213	821,906

Operating income (loss)	6,389	(7,396)	35,375	(36,149)
Other non-operating income	56	843	292	2,466
Interest expense, net of capitalized interest	(18,696)	(11,025)	(51,448)	(34,715)
Gain on sale of equity securities	—	—	12,914	—
Impairment of investment in equity securities	—	—	—	(22,636)
Loss on early extinguishment of debt	(8,831)	—	(8,831)	—

Loss from continuing operations before income taxes	(21,082)	(17,578)	(11,698)	(91,034)
Income tax (expense) benefit	(598)	9,295	(3,806)	18,620

Loss from continuing operations	(21,680)	(8,283)	(15,504)	(72,414)
(Loss) income from discontinued operations, net of income taxes	(241)	(3,561)	(778)	47,514

Net loss	$(21,921)	$(11,844)	$(16,282)	$(24,900)

Net loss per common share—basic
Loss from continuing operations	$(0.36)	$(0.14)	$(0.26)	$(1.21)
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.06)	(0.01)	0.79

Net loss per common share—basic	$(0.37)	$(0.20)	$(0.27)	$(0.42)

Net loss per common share—diluted
Loss from continuing operations	$(0.36)	$(0.14)	$(0.26)	$(1.21)
(Loss) income from discontinued operations, net of income taxes	(0.01)	(0.06)	(0.01)	0.79

Net loss per common share—diluted	$(0.37)	$(0.20)	$(0.27)	$(0.42)

Number of shares—basic	60,070	59,972	60,048	59,961
Number of shares—diluted	60,070	59,972	60,048	59,961
The accompanying notes are an integral part of these condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$154,921	$115,712
Accounts receivable, net of allowance for doubtful accounts of $12,178 and $11,848	20,025	26,348
Inventories	6,192	6,425
Prepaid expenses and other assets	25,192	18,845

Total current assets	206,330	167,330

Restricted cash	9,370	9,318
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	415,717	407,169
Buildings, riverboats and improvements	1,098,612	1,099,204
Furniture, fixtures and equipment	446,246	436,887
Construction in progress	259,765	127,407

	2,220,340	2,070,667
Less: accumulated depreciation	(511,612)	(440,630)

	1,708,728	1,630,037

Assets held for sale	2,667	2,687
Goodwill (Note 1)	16,742	16,742
Intangible assets, net (Note 1)	32,549	32,607
Other assets, net	53,948	60,503

	$2,030,334	$1,919,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,816	$45,755
Accrued interest	15,031	11,010
Accrued compensation	42,950	41,574
Accrued taxes	26,867	17,089
Other accrued liabilities	52,784	55,060
Deferred income taxes	2,049	4,029
Current portion of long-term debt (Note 2)	9,553	89

Total current liabilities	208,050	174,606

Long-term debt less current portion (Note 2)	1,026,184	943,243
Other long-term liabilities	60,514	59,831
Deferred income taxes (Note 3)	3,822	2,198
Commitments and contingencies (Note 6)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 60,079,686 and 59,981,181 shares outstanding, net of treasury shares	6,209	6,199
Additional paid-in capital	1,009,609	999,419
Accumulated deficit	(246,360)	(230,077)
Accumulated other comprehensive loss	(17,604)	(16,105)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	731,764	739,346

	$2,030,334	$1,919,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months
	ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(16,282)	$(24,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,142	89,596
Loss on disposal of assets	595	1,738
Impairment of buildings, riverboats and equipment	394	9,440
Impairment of investment in equity securities	—	22,636
Loss on early extinguishment of debt	8,831	—
Gain on sale of equity securities	(12,914)	—
Provision for bad debts	1,431	2,158
Amortization of debt issuance costs	4,189	3,479
Share-based compensation expense	9,774	6,997
Change in deferred income taxes	11,095	25,253
Tax benefit from stock option exercises	—	(97)
Insurance advances in excess of net book value	—	2,018
Change in long-term accounts, net	—	(2,030)
Changes in operating assets and liabilities:
Receivables	2,954	(2,808)
Prepaid expenses and other	(6,298)	(4,129)
Other long-term assets	2,846	—
Accounts payable	(2,330)	(17,037)
Accrued compensation	2,442	2,358
Accrued interest	4,021	4,401
Other accrued liabilities	3,315	6,559
Other long-term liabilities	(769)	—

Net cash provided by operating activities	91,436	125,632

Cash flows from investing activities:
Capital expenditures	(146,204)	(267,676)
Change in restricted cash	(52)	18
Purchase of intangible assets	(65)	—
Kansas City application deposit	—	(25,000)
Kansas City application refund	—	25,000
Proceeds from sale of equity securities	23,674	—
Proceeds from sale of property and equipment	373	312

Net cash used in investing activities	(122,274)	(267,346)

Cash flows from financing activities:
Borrowings under credit facility	80,299	215,000
Repayments under credit facility	(232,066)	(140,000)
Proceeds from Senior 8.625% Notes due 2017	443,687	—
Payment of Senior Subordinated 8.75% Notes due 2013	(129,438)	—
Payment of Senior Subordinated 8.25% Notes due 2012	(76,547)	—
Payments on other secured and unsecured notes payable	(67)	(68)
Proceeds from common stock options exercised	553	706
Debt issuance and other financing costs	(15,799)	(511)

Net cash provided by financing activities	70,622	75,127

Effect of exchange rate changes on cash and cash equivalents	(575)	67

Increase (decrease) in cash and cash equivalents	39,209	(66,520)
Cash and cash equivalents at the beginning of the period	115,712	191,124

Cash and cash equivalents at the end of the period	$154,921	$124,604

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$42,867	$50,132
Cash payments (refunds) related to income taxes, net	3,272	(5,078)
Increase (decrease) in construction related deposits and liabilities	14,028	(13,240)
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
In July 2008, we announced plans to sell or otherwise discontinue operations of The Casino at Emerald Bay in the Bahamas and officially ceased operations on January 2, 2009. We have classified the related assets as held for sale in our Condensed Consolidated Balance Sheets and have included its results in discontinued operations in our unaudited Condensed Consolidated Statement of Operations.
Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, we are constructing a casino named River City, which is expected to open in the spring of 2010. In Lake Charles, Louisiana, we have begun the foundation work on a second casino resort to be called Sugarcane Bay. We are also developing a casino-hotel in Baton Rouge, Louisiana. Each of these projects is subject to various regulatory approvals.
Principles of Consolidation The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures necessary for complete financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2008.
Use of Estimates The preparation of unaudited Condensed Consolidated Financial Statements in conformity with accounting principles used in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and mychoice customer rewards programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
Fair Value Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements, which guidance provides companies the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. We have elected to not measure any financial assets and liabilities at fair value that were not previously required to be measured at fair value.

Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data.
As of September 30, 2009, we had no assets measured at fair value on a recurring basis. As of September 30, 2009, our liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Liabilities:
Phantom stock units	$0.8	$0.8	$—	$—

Total liabilities at fair value	$0.8	$0.8	$—	$—

As of December 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets:
Available-for-sale securities	$10.8	$10.8	$—	$—

Total assets at fair value	$10.8	$10.8	$—	$—

Liabilities:
Phantom stock units	$0.6	$0.6	$—	$—

Total liabilities at fair value	$0.6	$0.6	$—	$—

Available-for-Sale Securities: We classify all equity securities that we hold as current available-for-sale securities. At December 31, 2008, available-for-sale securities comprised 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor, with a fair value of $10.8 million. During the second quarter of 2009, we sold such securities for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at September 30, 2009 and December 31, 2008 relates primarily to our River City project. Depreciation expense for the three and nine months ended September 30, 2009 was $25.7 million and $78.0 million, respectively, and $29.7 million and $89.2 million for the three and nine months ended September 30, 2008, respectively. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest was $3.8 million and $8.7 million for the three and nine months ended September 30, 2009, respectively, and $8.6 million and $23.4 million for the three and nine months ended September 30, 2008, respectively.
Goodwill and Other Intangible Assets In accordance with authoritative guidance, goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or indefinite-lived intangible assets during the three or nine months ended September 30, 2009 and 2008, respectively. We will perform our annual review of goodwill and indefinite-lived intangible assets in the fourth quarter of 2009.

Amortizing Intangible Assets Amortizing intangible assets consist of our concession agreement in Argentina, which provides us with certain exclusive rights to operate casinos in major cities of the Province of Neuquén. In June 2008, all of the 32 guestrooms of the hotel that adjoins the principal casino in Neuquén were opened under the terms of our concession agreement. Our exclusivity rights are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting formal government approval of such extension. The unamortized costs of our concession agreement as of September 30, 2009 and December 31, 2008 were $634,000 and $753,000, respectively.
Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations. These taxes totaled approximately $67.0 million and $202 million for the three and nine months ended September 30, 2009, respectively, and $63.2 million and $197 million for the three and nine months ended September 30, 2008, respectively.
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with authoritative guidance, and for the three and nine months ended September 30, 2009 and 2008 consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Atlantic City (a)	$2.7	$4.1	$8.3	$15.1
River City (b)	2.1	1.2	4.9	3.7
Baton Rouge	2.8	0.9	5.5	6.5
Sugarcane Bay	0.6	0.7	1.7	2.2
Kansas City	—	1.6	—	4.4
Lumière Place	—	0.2	—	6.2
Missouri Proposition A Initiative	—	5.8	—	7.0
Other	0.4	0.1	0.7	0.8

Total pre-opening and development costs	$8.6	$14.6	$21.1	$45.9

(a)	In late 2008, the Company decided to complete certain demolition projects, but to otherwise suspend substantially all development activities in Atlantic City indefinitely. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land.

(b)	Pre-opening costs at the River City project, expected to open in the spring of 2010, include among other items non-cash, straight-lined rent accruals under a lease agreement of $1.0 million and $2.9 million for the three and nine months ended September 30, 2009, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2008, respectively.
Comprehensive Loss Our comprehensive loss is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Net loss	$(21.9)	$(11.8)	$(16.3)	$(24.9)
Foreign currency translation (loss) gain	(0.2)	(1.0)	(2.4)	0.1
Post-retirement plan benefit obligation, net of income taxes (a)	—	—	0.9	(0.5)
Unrealized gain on securities, net of provisions for income taxes	—	0.5	—	0.5

Comprehensive loss	$(22.1)	$(12.3)	$(17.8)	$(24.8)

(a)	Included in this balance are benefit obligations related to both the Executive Deferred Compensation Plan and Directors’ Health and Medical Plan.

Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of September 30, 2009 and 2008, our share-based awards issued under our stock option plans consisted primarily of common stock option grants.
For the three and nine months ended September 30, 2009, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, the basic earnings per share is equal to diluted earnings per share for the three and nine months ended September 30, 2009. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 752,000 and 1,199,000 for the three and nine months ended September 30, 2009, respectively.
Recently Issued Authoritative Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. The guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the guidance effective July 1, 2009, and the adoption did not have a material effect on our Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets. Additionally, the concept of a qualifying special-purpose entity was removed. The guidance is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of such guidance to have a material effect on our Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities. The guidance is effective for annual reporting periods beginning after November 15, 2009. We do not expect the adoption of such guidance to have a material effect on our Consolidated Financial Statements.
In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective for the first reporting period beginning after its issuance. We will adopt the guidance effective October 1, 2009. We do not expect the adoption of such guidance to have a material effect on our Consolidated Financial Statements.
A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our Consolidated Financial Statements.

Note 2—Long-Term Debt
Long-term debt as of September 30, 2009 and December 31, 2008 consists of the following:

	September 30,	December 31,
	2009	2008
	(in millions)
Senior Secured Credit Facility	$—	$151.8
8.625% Senior Notes due 2017	443.8	—
8.25% Senior Subordinated Notes due 2012	201.0	276.7
8.75% Senior Subordinated Notes due 2013	9.5	133.7
7.50% Senior Subordinated Notes due 2015	380.6	380.2
Other secured and unsecured notes payable	0.8	0.9

	$1,035.7	$943.3
Less current maturities	(9.5)	(0.1)

	$1,026.2	$943.2

Senior Secured Credit Facility: On August 10, 2009, we repaid approximately $206 million of our $531 million revolving credit facility, which facility matures in December 2010 (“Credit Facility”), using proceeds from the 8.625% Senior Notes due 2017 discussed below. We did not re-borrow any funds prior to or on September 30, 2009, and therefore, as of such date, other than approximately $12.6 million of outstanding letters of credit, the Credit Facility was unutilized. On July 21, 2009, we entered into a fourth amendment to our Credit Facility (the “Fourth Amendment”). The Fourth Amendment implemented the following changes to the Credit Facility, among others:
•	The maximum permitted rolling four-quarter consolidated leverage ratio, as defined in the agreement, for certain of our fiscal quarters was increased as follows: the maximum permitted consolidated leverage ratio was increased to 6.50x for all fiscal quarters ending in 2009; 6.75x for the fiscal quarter ending on March 31, 2010; 6.50x for the fiscal quarter ending on June 30, 2010; and 6.00x for the fiscal quarter ending on September 30, 2010; and, for all fiscal quarters ending thereafter, the maximum permitted consolidated leverage ratio reduces to 5.00x. The original credit agreement was based on an earlier opening of River City and the consolidated leverage ratio covenant was scheduled to tighten before the currently anticipated opening of River City in spring of 2010.
•	The required minimum consolidated interest coverage ratio for each of our fiscal quarters ending on and after December 31, 2009 through June 30, 2010 was decreased by 0.25 percentage points.
•	The applicable margin for all revolving credit loans that mature on or prior to the non-extending revolving credit termination date (as discussed below) was increased by 0.50 percentage points.
•	We may from time to time: (a) request lenders, in their discretion, to convert their existing revolving-loan commitments or provide new commitments to a new tranche of extending revolving-loan commitments that mature on a date beyond the existing maturity date of December 14, 2010 (the “non-extending revolving credit termination date”) on such pricing terms (including the applicable margin and any upfront fees and commitment fees) as may be agreed upon by us and the lender(s) in an extending revolving credit-commitment agreement, and/or (b) request extending revolving loan commitments from new lenders, in each case without increasing the total amount of loans that may be outstanding under the Credit Facility beyond $625 million. Existing lenders are not required to extend the current maturity of their commitments or to provide additional commitments.
•	Each lender’s commitment was reduced by 15.0%, so that the aggregate commitment under the Credit Facility, as amended, is approximately $531 million.
The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. As of September 30, 2009, we believe we were in compliance with all of the financial covenants in our Credit Facility.

On November 1, 2009, CIT Group, Inc. (“CIT”), one of the existing lenders under our Credit Facility, filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As of September 30, 2009, CIT was a 4.6% participant in our Credit Facility. While CIT has funded its pro rata portion of our outstanding borrowings under our Credit Facility as of our last funding date of October 8, 2009, there can be no assurance that CIT will continue to do so in the future.
8.625% Senior Notes due 2017: On August 10, 2009, we closed an offering of $450 million in aggregate principal amount of new 8.625% senior unsecured notes due 2017 (“8.625% Notes”). The 8.625% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price of 98.597% of par to yield 8.875% to maturity, with interest payable on August 1 and February 1, beginning February 2010. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $434 million. Net proceeds from the offering were used to repurchase $75.0 million in aggregate principal amount of our 8.25% senior subordinated notes due 2012 (“8.25% Notes”); repurchase $135 million in aggregate principal amount of our 8.75% senior subordinated notes due 2013 (“8.75% Notes”), of which $9.5 million was repurchased subsequent to the quarter end on October 1, 2009; and repay the approximately $206 million in revolving credit borrowings under the Credit Facility. We expect to use the remaining net proceeds from the offering for general corporate purposes.
The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and to our 8.25% Notes, and prior to the discharge of the indenture governing the 8.75% Notes, to our 8.75% Notes.
8.25% Senior Subordinated Notes due 2012: In August 2009, we purchased $75.0 million in aggregate principal amount of our outstanding 8.25% Notes pursuant to a cash tender offer. Tendering holders were paid an aggregate of approximately $79.1 million, representing 102.063% of par, plus accrued and unpaid interest. We used a portion of the net proceeds from our issuance of the 8.625% Notes to fund the tender offer. As of September 30, 2009, the aggregate principal amount of 8.25% Notes outstanding is $200 million.
8.75% Senior Subordinated Notes due 2013: On July 27, 2009, we commenced a cash tender offer for all $135 million aggregate principal amount of our outstanding 8.75% Notes. In August 2009, we purchased $125.5 million aggregate principal amount of such notes pursuant to such cash tender offer. Tendering holders were paid an aggregate of approximately $133.4 million, representing 103.167% of par, plus accrued and unpaid interest. We used a portion of the net proceeds from our issuance of the 8.625% Notes to fund the cash tender offer.
On August 31, 2009, The Bank of New York Mellon Trust Company, N. A. (the “Trustee”), as trustee under the indenture governing the 8.75% Notes, issued a notice of redemption on our behalf for the remaining $9.5 million in aggregate principal amount of 8.75% Notes. Pursuant to the notice of redemption, we exercised our option to call for redemption such remaining notes at a redemption price of 102.917% of the aggregate principal amount, together with accrued and unpaid interest up to but excluding the redemption date, which redemption date was October 1, 2009. On October 7, 2009, we formally discharged the indenture governing the 8.75% Notes. We used a portion of the net proceeds from our issuance of the 8.625% Notes to fund both the tender offer and redemption.
As the remaining $9.5 million of 8.75% Notes were not redeemed until October 1, 2009, the $9.5 million is classified as a current liability on the unaudited Condensed Consolidated Financial Statements as of September 30, 2009.
Loss on early extinguishment of debt: During the three months ended September 30, 2009, we issued $450 million aggregate principal amount of 8.625% Notes, and used a portion of the net proceeds to retire early other outstanding debts. Such early retirements resulted in a write-off of $8.8 million in unamortized premiums, unamortized debt issuance and other costs. We retired additional outstanding debt on October 1, 2009, resulting in a write-off of $482,000, which will be recorded in the fourth quarter of 2009.

Fair Value of Financial Instruments: The estimated fair value of our long-term debt at September 30, 2009 was approximately $1.0 billion, versus its book value of $1.0 billion. At December 31, 2008, the estimated fair value of our long-term debt was approximately $651 million, versus its book value of $943 million. The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about September 30, 2009 and December 31, 2008 and the fair value of our senior secured credit facility was based on estimated fair values of comparable debt instruments.
Interest expense: Interest expense was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Interest expense before capitalization of interest	$22.5	$19.6	$60.2	$58.1
Less: capitalized interest	(3.8)	(8.6)	(8.7)	(23.4)

Total interest expense, net of capitalized interest	$18.7	$11.0	$51.5	$34.7

The increase in interest expense was principally due to the replacement of less expensive revolver borrowings with the new, long term 8.625% Notes. We believe the longer maturity, fixed interest rate and fewer covenants of the 8.625% Notes warranted the higher interest rate, particularly in planning the capital structure necessary to fund our planned growth. The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by an increase in such activities attributable to our River City project.
Note 3—Income Taxes
Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2009, was income tax expense of (2.8)% and (32.5)%, respectively, as compared to income tax benefit of 52.9% and 20.5% for the same periods in 2008. Our effective tax rates in the 2009 periods were affected by non-deductible items such as state gaming revenue taxes that are not deductible for Indiana state income taxes, foreign taxes of our Argentine subsidiary pursuant to a tax amnesty program currently offered by the Argentine government and anticipated results for U.S. operations for which no tax benefit is currently recognized. We determined that the certainty of the amnesty program offered temporarily by the Argentine government offset the potential economic value of eventually prevailing on certain disputed tax positions. Additionally, during June 2009, we received an informal notification from a field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. We disagree with the position suggested by the field agent as we believe that the income associated with these items is non-business income and we are in discussion with Indiana tax authorities regarding those preliminary proposed adjustments. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most likely outcome as of September 30, 2009. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.
Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of September 30, 2009, we had approximately 6.9 million share-based awards outstanding, 14,000 of which are restricted stock awards and the rest of which are common stock options, with approximately 1.1 million share-based awards available for grant.
We recorded pre-tax compensation expense of approximately $2.1 million and $9.8 million for the three and nine months ended September 30, 2009, respectively, and $2.0 million and $6.9 million for the three and nine months ended September 30, 2008, respectively. The expense has increased primarily due to additional options granted to members of our Board of Directors. These grants, along with all previously outstanding unvested stock option grants to board members, became fully vested in May 2009, resulting in a charge of approximately $3.2 million. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $15.4 million and $25.8 million at September 30, 2009 and 2008, respectively, and the weighted average period over which such costs are expected to be recognized is approximately three years.

The aggregate amount of cash we received from the exercise of stock options was $98,000 and $553,000 for the three and nine months ended September 30, 2009, respectively, and $131,000 and $706,000 for the three and nine months ended September 30, 2008, respectively. The associated shares were newly issued common stock. There was no excess tax benefit resulting from the exercise of stock options for the nine months ended September 30, 2009 and 2008.
The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2009	7,378,540	$14.73
Granted	258,500	$11.08
Exercised	(91,505)	$6.05
Cancelled, Forfeited	(641,495)	$13.81

Options outstanding at September 30, 2009	6,904,040	$14.80

Vested or expected to vest at a point in the future as of September 30, 2009	6,714,048
Options exercisable at September 30, 2009	4,668,840	$13.74
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2009	$6.61
401(k) Plan: During the second quarter of 2009, management decided to reduce the scope of a discretionary employee 401(k) matching program for 2008 and the first half of 2009. Amounts accrued in relation to this supplemental matching program were reversed during the second quarter of 2009.
Director Phantom Stock Units: As part of his annual retainer, each director receives $10,000 worth of phantom stock units on the date of the annual meeting of stockholders. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason, which shares have a value of $0.8 million as of September 30, 2009.
Note 5—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net, consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Impairment of assets (a)	$0.1	$—	$0.4	$5.3
Customer loyalty program related expenses (b)	—	—	—	1.4
Loss on disposal of assets	0.2	1.0	0.6	1.7
Insurance proceeds	—	—	—	(0.2)

Write-downs, reserves and recoveries, net	$0.3	$1.0	$1.0	$8.2

(a)	During the three and nine months ended September 30, 2009, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business. During the nine months ended September 30, 2008, we incurred impairment charges of $4.5 million related to two riverboats acquired in 2006, and approximately $0.8 million in connection with certain obsolete gaming equipment.

(b)	During the second quarter of 2008, we expanded our mychoice rewards program to include our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account balance based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. This disclosure resulted in a non-cash charge to establish a theoretical liability for such amounts.
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
Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into a Guaranteed Maximum Price Agreement (the “Agreement”) with a general contractor for the construction of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million and that the project will be substantially complete by January 31, 2010. The guaranteed maximum price set by the Agreement is a portion of the total budget of $357 million for the River City project. The budget includes items separate from those covered in the Agreement, such as construction work prior to entering into the Agreement; pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. The $357 million budget excludes capitalized interest currently estimated to be approximately $26.0 million, operating cash estimated to be approximately $10 million and the non-cash accrual for rent during the construction period.
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
Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. The employment agreements require severance payments in the case of certain triggering events, including a change in control. As of September 30, 2009, the maximum aggregate amount that would be paid to this group of 37 employees if a triggering event occurred on September 30, 2009 following a change in control, where applicable, is approximately $44.2 million, which includes $2.9 million of the $3.5 million deferred bonus commitment discussed below.

In connection with Wade Hundley’s resignation as President of the Company, we entered into a separation agreement with him, dated as of June 5, 2008. Mr. Hundley is entitled to cash severance payments equal to approximately $1.4 million, payable in various installments over an 18-month period, of which approximately $138,600 remains to be paid as of September 30, 2009. Mr. Hundley is also entitled to approximately $373,000 representing amounts he had previously elected to defer plus earnings thereon, of which approximately $43,300 has been paid as of September 30, 2009.
Deferred Bonus Plan: We have a deferred bonus plan in which a portion of an employee’s bonus is deferred and paid in three equal annual installments contingent on the individual remaining employed by us, except employees who retire at age 65 or later who will receive their scheduled annual installments even if they are no longer employed by us. Payments are accelerated upon death, disability or a change in control, regardless of the age of the employee. We are expensing the deferred portion over the period of time leading up to the vesting date. As of September 30, 2009, the deferred bonus commitment was approximately $3.5 million.
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
As of September 30, 2009, the insurers have not designated the $192 million of advances toward our insurance claim as being specific to any particular part of the claim. Therefore, the advances have offset the book value of the destroyed assets and certain insured expenses. To the extent that the advances under the policy, excluding settlements previously discussed, exceed such expenses and book value, the difference (currently $18.3 million) is recorded as a deferred gain in “Other long-term liabilities” on our Condensed Consolidated Balance Sheets.
Our ultimate insurance claim and recovery amounts are based on replacement costs rather than book value and are unrelated to, computed differently from, and are substantially larger than the asset write-offs. Management believes that the replacement cost of the assets that were destroyed is substantially in excess of their book value. We are also insured for lost profits as a result of the damage, but will not book such profits until the claim is resolved. The deferred gain reflected on the Condensed Consolidated Balance Sheets primarily reflects the ongoing dispute with the remaining insurance carrier.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We intend to move for dismissal of the state-court claims, but cannot predict at this time when that motion will be scheduled for hearing by the state district court.
Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against the Company, ACE Gaming, LLC (“ACE”, a wholly owned subsidiary of the Company), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among others, failure to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE’s obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys’ fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.
On January 7, 2009, ACE petitioned the United States District Court for the District of New Jersey for an order compelling arbitration. On September 29, 2009, the federal court denied the petition and ACE has appealed to the United States Court of Appeals for the Third Circuit. On February 18, 2009, the trial judge in the state court action issued an order staying the arbitration, which we have also appealed. Oral argument in the appeal of the state court order has been set for December 16, 2009. Discovery in the state court lawsuit has commenced. On July 17, 2009, the state trial judge denied Madison House’s motion for partial summary judgment on the issue of whether ACE’s non-operation of the hotel following the closure of the Sands constituted a breach of the lease. While the Company cannot predict the outcome of this litigation, it intends to defend the matter vigorously.
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

On November 20, 2008, an arbitrator conducted a review of the authorization cards submitted by the Union and determined that a majority of the bargaining unit employees had indicated their desire to be represented by the Union. Consistent with the MOA, we recognized the Union as the exclusive bargaining representative for the bargaining unit employees. We met with the Union three times to negotiate a collective bargaining agreement; the last meeting was on February 18, 2009.
During March and April 2009, we received competing claims from three unions, each claiming to be the exclusive collective bargaining representative of our St. Louis employees, including a claim from one union that they were the successor to the Union. In response to the competing claims for recognition, we withdrew recognition from the Union because of a lack of continuity of representation. In May 2009, we notified the Union that the collective bargaining agreement for HoteLumière was no longer in effect and that the collective bargaining agreement for the President Casino was being terminated. In May 2009, one of the unions claiming to be the successor to the Union filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging, among other things, that we refused to bargain in good faith by refusing to engage in collective bargaining negotiations, by refusing to negotiate over the discharge of employees, and by withdrawing recognition and abrogating the terms and conditions of employment. In October 2009, the Union again changed its affiliation, and again requested recognition, which was denied. The charges are currently pending before the NLRB.
Indiana Tax Dispute: In 2008, the Indiana Department of Revenue commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. We disagree with the position suggested by the field agent as we believe that the income associated with these items is non-business income and we are in discussion with Indiana tax authorities regarding those preliminary proposed adjustments.
President Casino: The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The current certification of the hull by the American Bureau of Shipping (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. On July 28, 2009, the Missouri Gaming Commission (“MGC”) held a public hearing to discuss our plans to address the expiration of the ABS certification in 2010. At such hearing, we proposed, subject to MGC review and ABS and other approvals, to replace the Admiral with a different vessel, specifically a riverboat built in 1993, which we acquired in 2006. Such boat has been out-of-service since Hurricane Rita in 2005. At this July 28, 2009 hearing, the Executive Director of the MGC, through counsel, made a recommendation that the MGC issue a ruling to prohibit Pinnacle from repairing, replacing or moving the Admiral. On August 26, 2009, the MGC approved a resolution that it is not practicable for us to repair the President Casino and prohibits us from relocating the President, or any other vessel, from the current location of the President Casino. The MGC’s resolution also provided that a new license would be needed to replace the President Casino with another vessel at its present site. On September 24, 2009, we filed a petition for judicial review with the Missouri Court of Appeals, Western District (“CAWD”) regarding the MGC’s resolution. The petition requests that the CAWD (1) set aside the MGC’s resolution; (2) stay the resolution, or alternatively, issue a writ of prohibition which would prevent the MGC from enforcing the resolution. On September 25, 2009, we filed a motion in the CAWD requesting that the CAWD (1) stay the enforcement of the resolution, (2) grant us the specific right, pending the appeal, to make and execute all necessary plans to repair or replace the President Casino and (3) order expedited briefing, argument, and review of the appeal. On October 7, 2009, the MGC responded to the motion to stay by arguing that the MGC is not trying to prohibit the repair of the Admiral and that whether the hull of the Admiral can be recertified is between us and the ABS. On October 15, 2009, the CAWD denied the motion to stay and set an accelerated briefing schedule for the appeal. On October 22, 2009 the MGC moved to dismiss our appeal.

We currently intend to repair the hull of the Admiral prior to the expiration of the ABS certification in July 2010. In the event that we are unsuccessful in repairing the hull of the Admiral prior to the expiration of the ABS certification and we are unsuccessful in our lawsuit and we have exhausted all other legal remedies, we could lose the gaming license for the President Casino. We intend to vigorously pursue all avenues that would allow us to continue the gaming activities of the President Casino, which we purchased in December 2006 at a cost of approximately $45 million.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
Note 7—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentine subsidiary; a subsidiary that owns an aircraft; subsidiaries with approximately $66.0 million in cash and cash equivalents as of September 30, 2009 and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes, 8.75% Notes and 8.625% Notes, as well as our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statement of Operations
For the three months ended September 30, 2009
Revenues:
Gaming	$—	$219.2	$8.2	$—	$227.4
Food and beverage	—	15.8	0.8	—	16.6
Other	—	21.3	0.1	—	21.4

	—	256.3	9.1	—	265.4

Expenses:
Gaming	—	134.4	3.2	—	137.6
Food and beverage	—	15.1	1.0	—	16.1
General and administrative and other	11.7	65.6	1.9	—	79.2
Depreciation and amortization	1.4	23.4	1.0	—	25.8
Write-downs, reserves and recoveries, net	—	0.3	—	—	0.3

	13.1	238.8	7.1	—	259.0

Operating income (loss)	(13.1)	17.5	2.0	—	6.4
Equity in subsidiaries	18.3	1.5	—	(19.8)	—
Loss on early extinguishment of debt	(8.8)	—	—	—	(8.8)
Interest (expense) and non-operating income, net	(22.5)	3.8	—	—	(18.7)

Income (loss) from continuing operations before inter-company activity and income taxes	(26.1)	22.8	2.0	(19.8)	(21.1)
Management fee & inter-company interest	4.7	(4.7)	—	—	—
Income tax (expense) benefit	(0.5)	—	(0.1)	—	(0.6)

Income (loss) from continuing operations	(21.9)	18.1	1.9	(19.8)	(21.7)
Income (loss) from discontinued operations, net of taxes	—	(0.2)	—	—	(0.2)

Net income (loss)	$(21.9)	$17.9	$1.9	$(19.8)	$(21.9)

Statement of Operations
For the nine months ended September 30, 2009
Revenues:
Gaming	$—	$670.0	$24.5	$—	$694.5
Food and beverage	—	45.8	2.3	—	48.1
Other	0.1	57.5	0.4	—	58.0

	0.1	773.3	27.2	—	800.6

Expenses:
Gaming	—	398.9	9.2	—	408.1
Food and beverage	—	44.4	3.2	—	47.6
General and administrative and other	37.9	186.7	5.7	—	230.3
Depreciation and amortization	4.1	71.1	3.0	—	78.2
Write-downs, reserves and recoveries, net	—	1.0	—	—	1.0

	42.0	702.1	21.1	—	765.2

Operating income (loss)	(41.9)	71.2	6.1	—	35.4
Equity in subsidiaries	77.9	2.1	—	(80.0)	—
Gain on sale of equity securities	6.0	—	6.9	—	12.9
Loss on early extinguishment of debt	(8.8)	—	—	—	(8.8)
Interest (expense) and non-operating income, net	(59.9)	8.8	(0.1)	—	(51.2)

Income (loss) from continuing operations before inter-company activity and income taxes	(26.7)	82.1	12.9	(80.0)	(11.7)
Management fee & inter-company interest	11.4	(11.4)	—	—	—
Income tax (expense) benefit	(1.0)	—	(2.8)	—	(3.8)

Income (loss) from continuing operations	(16.3)	70.7	10.1	(80.0)	(15.5)
Income (loss) from discontinued operations, net of taxes	—	(0.7)	(0.1)	—	(0.8)

Net income (loss)	$(16.3)	$70.0	$10.0	$(80.0)	$(16.3)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statement of Operations
For the three months ended September 30, 2008
Revenues:
Gaming	$—	$207.2	$14.9	$—	$222.1
Food and beverage	—	15.8	1.2	—	17.0
Other	—	23.3	0.4	—	23.7

	—	246.3	16.5	—	262.8

Expenses:
Gaming	—	124.1	8.1	—	132.2
Food and beverage	—	16.1	1.7	—	17.8
General and administrative and other	16.7	67.0	5.8	—	89.5
Write-down reserve and recovery	—	0.7	0.3	—	1.0
Depreciation and amortization	1.0	25.5	3.2	—	29.7

	17.7	233.4	19.1	—	270.2

Operating income (loss)	(17.7)	12.9	(2.6)	—	(7.4)
Equity in subsidiaries	5.2	1.2	—	(6.4)	—
Interest (expense) and non-operating income, net	(19.3)	8.5	0.6	—	(10.2)

Income (loss) from continuing operations before inter-company activity and income taxes	(31.8)	22.6	(2.0)	(6.4)	(17.6)
Management fee & inter-company interest	9.4	(9.4)	—	—	—
Income tax (expense) benefit	10.6	—	(1.3)	—	9.3

Income (loss) from continuing operations	(11.8)	13.2	(3.3)	(6.4)	(8.3)
Income (loss) from discontinued operations, net of taxes	—	2.5	(6.0)	—	(3.5)

Net income (loss)	$(11.8)	$15.7	$(9.3)	$(6.4)	$(11.8)

Statement of Operations
For the nine months ended September 30, 2008
Revenues:
Gaming	$—	$633.9	$46.1	$—	$680.0
Food and beverage	—	43.4	3.8	—	47.2
Other	0.2	57.5	0.9	—	58.6

	0.2	734.8	50.8	—	785.8

Expenses:
Gaming	—	384.2	25.8	—	410.0
Food and beverage	—	44.0	4.9	—	48.9
General and administrative and other	47.6	203.7	14.3	—	265.6
Write-down reserve and recovery	—	7.8	0.4	—	8.2
Depreciation and amortization	2.6	77.3	9.3	—	89.2

	50.2	717.0	54.7	—	821.9

Operating income (loss)	(50.0)	17.8	(3.9)	—	(36.1)
Equity in subsidiaries	43.0	3.7	—	(46.7)	—
Interest (expense) and non-operating income, net	(56.9)	23.0	1.6	—	(32.3)
Impairment of investment in equity securities	(8.4)	—	(14.2)	—	(22.6)

Income (loss) from continuing operations before inter-company activity and income taxes	(72.3)	44.5	(16.5)	(46.7)	(91.0)
Management fee & inter-company interest	25.6	(25.4)	(0.2)	—	—
Income tax (expense) benefit	21.8	—	(3.2)	—	18.6

Income (loss) from continuing operations	(24.9)	19.1	(19.9)	(46.7)	(72.4)
Income (loss) from discontinued operations, net of taxes	—	54.5	(7.0)	—	47.5

Net income (loss)	$(24.9)	$73.6	$(26.9)	$(46.7)	$(24.9)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of September 30, 2009
Balance Sheet
Current assets	$34.1	$97.7	$74.6	$—	$206.4
Property and equipment, net	16.8	1,653.7	38.2	—	1,708.7
Other non-current assets	47.9	65.7	1.6	—	115.2
Investment in subsidiaries	1,740.4	22.8	10.0	(1,773.2)	—
Inter-company	1.2	(0.2)	—	(1.0)	—

	$1,840.4	$1,839.7	$124.4	$(1,774.2)	$2,030.3

Current liabilities	54.8	148.7	4.3	—	207.8
Notes payable, long term	1,025.4	0.8	—	—	1,026.2
Other non-current liabilities	28.4	36.0	0.2	—	64.6
Inter-company	—	—	0.9	(0.9)	—
Equity	731.8	1,654.2	119.0	(1,773.3)	731.7

	$1,840.4	$1,839.7	$124.4	$(1,774.2)	$2,030.3

As of December 31, 2008
Balance Sheet
Current assets	$17.9	$85.3	$64.1	$—	$167.3
Property and equipment, net	18.3	1,565.0	46.7	—	1,630.0
Other non-current assets	47.4	68.4	10.3	(4.2)	121.9
Investment in subsidiaries	1,661.4	23.0	—	(1,684.4)	—
Inter-company	1.2	0.2	—	(1.4)	—

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

Current liabilities	38.6	129.4	6.5	0.1	174.6
Notes payable, long term	942.4	0.8	4.3	(4.3)	943.2
Other non-current liabilities	25.9	36.0	0.2	—	62.1
Inter-company	—	—	1.4	(1.4)	—
Equity	739.3	1,575.7	108.7	(1,684.4)	739.3

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owne	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the nine months ended September 30, 2009
Statement of Cash Flows
Cash (used in) provided by operating activities	$(60.2)	$150.9	$0.7	$—	$91.4

Cash (used in) provided by investing activities
Capital expenditures and other	(2.5)	(143.0)	(0.7)	—	(146.2)
Proceeds from sale of equity securities	10.1	—	13.6	—	23.7
Other	(0.1)	0.3	—	—	0.2

Cash (used in) provided by investing activities	7.5	(142.7)	12.9	—	(122.3)

Cash provided by financing activities
Change in notes payable and other	70.6	—	—	—	70.6

Cash provided by financing activities	70.6	—	—	—	70.6

Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)
Increase (decrease) in cash and cash equivalents	17.9	8.2	13.1	—	39.2
Cash and cash equivalents, beginning of period	6.7	51.0	58.0	—	115.7

Cash and cash equivalents, end of period	$24.6	$59.2	$71.1	$—	$154.9

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the nine months ended September 30, 2008
Statement of Cash Flows
Cash provided by (used in) operating activities	$(73.3)	$201.3	$(2.4)	$—	$125.6

Cash used in investing activities
Capital expenditure and other	(7.1)	(255.5)	(4.7)	—	(267.3)

Cash used in investing activities	(7.1)	(255.5)	(4.7)	—	(267.3)

Cash provided by financing activities
Change in notes payable	75.1	—	—	—	75.1

Cash provided by financing activities	75.1	—	—	—	75.1

Effect of exchange rate changes on cash	—	—	0.06	—	0.06
Increase (decrease) in cash and cash equivalents	(5.3)	(54.2)	(7.0)	—	(66.5)
Cash and cash equivalents, beginning of period	15.3	106.0	69.8	—	191.1

Cash and cash equivalents, end of period	$10.0	$51.8	$62.8	$—	$124.6

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes, 8.75% Notes and 8.625% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes, 8.75% Notes and 8.625% Notes.

(b)	Casino Magic Neuquén SA and PNK Development 11, LLC, which as of September 30, 2009 held approximately $56.0 million in cash and cash equivalents, are our only material non-guarantors of the 7.50% Notes, 8.25% Notes, 8.75% Notes and 8.625% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary that owns our corporate airplane and a subsidiary that held approximately $10.0 million in cash and cash equivalents as of September 30, 2009. On July 15, 2009, Casino Magic Neuquén SA became a restricted subsidiary under our bond indentures, but is not a guarantor of the 7.50% Notes, 8.25% Notes, 8.75% Notes and 8.625% Notes.
Note 8—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to loss from continuing operations for the three and nine months ended September 30, 2009 and 2008.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$85.8	$81.8	$260.8	$253.3
Boomtown New Orleans	32.6	37.4	106.4	118.9
Lumière Place	55.6	45.7	162.9	127.0
Belterra Casino Resort	41.7	43.9	125.4	130.3
Boomtown Bossier City	23.3	22.5	70.8	68.2
Casino Magic Argentina	9.1	11.4	27.2	30.5
Boomtown Reno	11.5	14.9	29.7	37.1
President Casino	5.0	5.2	15.8	20.3
Other	0.8	—	1.6	0.2

Total Revenue	$265.4	$262.8	$800.6	$785.8

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Adjusted EBITDA (a):
L’Auberge du Lac	$19.2	$18.6	$64.2	$59.9
Boomtown New Orleans	7.8	11.3	32.0	40.3
Lumière Place	11.0	3.2	31.5	3.9
Belterra Casino Resort	7.2	8.5	23.2	23.7
Boomtown Bossier City	5.0	4.5	15.9	13.2
Casino Magic Argentina	2.4	3.8	7.4	9.6
Boomtown Reno	(0.1)	0.5	(1.4)	(2.9)
President Casino	(0.7)	(1.7)	(1.3)	(3.4)

	51.8	48.7	171.5	144.3
Corporate expenses (b)	(8.7)	(8.9)	(26.1)	(30.3)

	43.1	39.8	145.4	114.0
Other benefits (costs):
Depreciation and amortization	(25.8)	(29.7)	(78.1)	(89.2)
Pre-opening and development costs	(8.6)	(14.6)	(21.1)	(45.9)
Non-cash share-based compensation	(2.1)	(2.0)	(9.8)	(6.9)
Write-downs, reserves and recoveries, net	(0.3)	(0.9)	(1.0)	(8.2)
Other non-operating income	0.1	0.8	0.3	2.5
Interest expense, net of capitalized interest	(18.7)	(11.0)	(51.5)	(34.7)
Gain on sale of equity securities	—	—	12.9	—
Impairment of investment in equity securities	—	—	—	(22.6)
Loss on early extinguishment of debt	(8.8)	—	(8.8)	—
Income tax (expense) benefit	(0.6)	9.3	(3.8)	18.6

Loss from continuing operations	$(21.7)	$(8.3)	$(15.5)	$(72.4)

	For the nine months ended
	September 30,
	2009	2008
	(in millions)
Capital expenditures:
L’Auberge du Lac	$3.9	$22.5
Boomtown New Orleans	3.2	7.6
Lumière Place	8.2	72.8
Belterra Casino Resort	5.0	4.9
Boomtown Bossier City	2.6	2.4
Casino Magic Argentina	0.7	4.5
Boomtown Reno	1.6	6.1
President Casino	0.1	0.3
Corporate and other, including properties under development(c)	120.9	146.6

	$146.2	$267.7

	September 30,	December 31,
	2009	2008
	(in millions)
Assets:
L’Auberge du Lac	$336.1	$356.2
Boomtown New Orleans	72.4	75.3
Lumière Place	519.3	542.8
Belterra Casino Resort	196.2	200.7
Boomtown Bossier City	92.2	91.8
Casino Magic Argentina	27.6	31.3
Boomtown Reno	53.7	54.6
President Casino	6.2	8.2
Corporate and other, including new properties	726.6	558.3

	$2,030.3	$1,919.2

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity securities, loss on early extinguishment of debt and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(b)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations.

(c)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including $1.0 million for Atlantic City, $108 million for River City and $10.4 million for Sugarcane Bay for the nine months ended September 30, 2009.
Note 9—Subsequent Events
In accordance with accounting standards for subsequent events, we have evaluated subsequent events through November 5, 2009, which is the issuance date of these unaudited Condensed Consolidated Financial Statements. Events regarding the repayment of debt are discussed in Note 2, Long-Term Debt.
On November 3, 2009, Ohio voters passed a constitutional amendment which allows only one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. In the event a new casino is developed in Cincinnati, which is likely to take several years to develop, it will provide additional competition to Belterra Casino Resort. An estimate of its financial effect cannot be made at this time.

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
EXECUTIVE SUMMARY
Pinnacle Entertainment, Inc. is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We currently operate seven domestic casinos, including L’Auberge du Lac in Lake Charles, Louisiana; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; Lumière Place in St. Louis, Missouri; the President Casino in St. Louis, Missouri; and Boomtown Reno in Reno, Nevada. Internationally, we operate one significant and several small casinos in Argentina. We previously operated a small casino in the Bahamas, which we closed on January 2, 2009.
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we are building our River City casino, which we expect to open in the spring of 2010. In Louisiana, we have begun the foundation work for our Sugarcane Bay casino-hotel adjacent to L’Auberge du Lac, and continue to proceed with design and entitlement work for our Baton Rouge project. We also own well-located casino sites in Atlantic City, New Jersey and in Central City, Colorado, which projects are on indefinite hold.
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
In July, we successfully amended our bank credit facility to, among other things, permit the issuance of senior unsecured debt. In August 2009, we closed a private offering of $450 million in aggregate principal amount of 8.625% senior notes due 2017 (the “8.625% Notes”). The $434 million in net proceeds was used to repay our funded bank borrowings of $206 million, repurchase both our existing 8.75% senior subordinated notes due 2013 (the “8.75% Notes”) and $75.0 million in aggregate principal amount of our existing 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), and for general corporate purposes.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2009 and 2008. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$85.8	$81.8	$260.8	$253.3
Boomtown New Orleans	32.6	37.4	106.4	118.9
Lumière Place	55.6	45.7	162.9	127.0
Belterra Casino Resort	41.7	43.9	125.4	130.3
Boomtown Bossier City	23.3	22.5	70.8	68.2
Casino Magic Argentina	9.1	11.4	27.2	30.5
Boomtown Reno	11.5	14.9	29.7	37.1
President Casino	5.0	5.2	15.8	20.3
Other	0.8	—	1.6	0.2

Total Revenue	$265.4	$262.8	$800.6	$785.8

Operating income (loss)	$6.4	$(7.4)	$35.4	$(36.1)

Loss from continuing operations	$(21.7)	$(8.3)	$(15.5)	$(72.4)

Adjusted EBITDA: (a)
L’Auberge du Lac	$19.2	$18.6	$64.2	$59.9
Boomtown New Orleans	7.8	11.3	32.0	40.3
Lumière Place	11.0	3.2	31.5	3.9
Belterra Casino Resort	7.2	8.5	23.2	23.7
Boomtown Bossier City	5.0	4.5	15.9	13.2
Casino Magic Argentina	2.4	3.8	7.4	9.6
Boomtown Reno	(0.1)	0.5	(1.4)	(2.9)
President Casino	(0.7)	(1.7)	(1.3)	(3.4)

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity securities, loss on early extinguishment of debt and discontinued operations.
Segment comparison of the three and nine months ended September 30, 2009 and 2008
L’Auberge du Lac

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$75.1	$71.4	5.2%	$228.8	$222.8	2.7%
Total revenues	85.8	81.8	4.9%	260.8	253.3	3.0%
Operating income	11.9	10.4	14.4%	42.5	33.2	28.0%
Adjusted EBITDA	19.2	18.6	3.2%	64.2	59.9	7.2%

L’Auberge du Lac, our largest property, increased revenues and Adjusted EBITDA during the three and nine months ended September 30, 2009 compared to the prior-year periods, reflecting improved utilization of the guestroom and amenity expansion which opened in early 2008. In addition, L’Auberge du Lac was closed for nine days during the quarter ended September 30, 2008 due to Hurricanes Gustav and Ike. There have been no such closures in the current year.
Boomtown New Orleans

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$31.2	$35.8	(12.8)%	$101.7	$114.0	(10.8)%
Total revenues	32.6	37.4	(12.8)%	106.4	118.9	(10.5)%
Operating income	6.1	9.3	(34.4)%	26.4	33.9	(22.1)%
Adjusted EBITDA	7.8	11.3	(31.0)%	32.0	40.3	(20.6)%
Results during the three and nine months ended September 30, 2009 at Boomtown New Orleans reflect the heightened competition in the area, principally from the Mississippi Gulf Coast; levee construction along the primary access road to our property; as well as general economic conditions. To address the increased competition, Boomtown New Orleans is revisiting certain aspects of its marketing program, including increased marketing efforts to draw in local customers with events and promotions, which in the current period has resulted in increased costs and reduced Adjusted EBITDA.
Lumière Place

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$44.4	$35.1	26.5%	$133.0	$103.1	29.0%
Total revenues	55.6	45.7	21.7%	162.9	127.0	28.3%
Operating income (loss)	2.2	(6.4)	134.4%	5.5	(28.6)	119.2%
Adjusted EBITDA	11.0	3.2	243.8%	31.5	3.9	707.7%
Lumière Place includes the Lumière Place Casino, which opened in late 2007, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière, each of which opened in early 2008, and other amenities, comprising the Lumière Place complex. Overall operational results at Lumière Place continued to improve in the three and nine months ended September 30, 2009 as it entered its second year of operations, consistent with most new casino openings. In addition, Missouri’s gambling loss limit, wherein players were required to have player cards and losses were limited to $500 in a two-hour period, was repealed in November 2008, commensurate with an increase in the gaming tax rate. Marketing and payroll costs declined during the three and nine months ended September 30, 2009 compared to the prior-year period due to the maturation of the property.
Belterra Casino Resort

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$35.2	$36.3	(3.0)%	$107.8	$111.0	(2.9)%
Total revenues	41.7	43.9	(5.0)%	125.4	130.3	(3.8)%
Operating income	3.9	5.0	(22.0)%	13.1	12.8	2.3%
Adjusted EBITDA	7.2	8.5	(15.3)%	23.2	23.7	(2.1)%

Results during the three and nine months ended September 30, 2009 at Belterra reflect the effects of increased competition in the area, as well as general economic conditions. During mid-2008, two racetrack casinos in the Indianapolis metropolitan area opened, each of which operate approximately 2,000 slot machines. One of these facilities replaced its temporary casino with a significantly nicer permanent facility in March 2009. Another competitor opened a new, larger casino in Lawrenceburg, Indiana in June 2009, replacing a smaller facility. On November 3, 2009, Ohio voters passed a constitutional amendment which allows only one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. In the event a new casino is developed in Cincinnati, which is likely to take several years to develop, it will provide additional competition to Belterra.
Boomtown Bossier City

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$22.0	$21.1	4.3%	$66.7	$64.1	4.1%
Total revenues	23.3	22.5	3.6%	70.8	68.2	3.8%
Operating income	3.4	2.6	30.8%	11.0	7.5	46.7%
Adjusted EBITDA	5.0	4.5	11.1%	15.9	13.2	20.5%
Boomtown Bossier City achieved increased revenues and Adjusted EBITDA despite the competitive Bossier City/Shreveport gaming market through a refinement of the property’s marketing efforts and certain cost-cutting measures. Boomtown Bossier competes with four casino-hotels and a racetrack offering slot machines. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with significant and growing Native American gaming in southern Oklahoma, located approximately 60 miles north of Dallas/Fort Worth.
Casino Magic Argentina

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$8.2	$10.1	(18.8)%	$24.5	$27.6	(11.2)%
Total revenues	9.1	11.4	(20.2)%	27.2	30.5	(10.8)%
Operating income	1.7	2.7	(37.0)%	5.2	6.8	(23.5)%
Adjusted EBITDA	2.4	3.8	(36.8)%	7.4	9.6	(22.9)%
Casino Magic Argentina includes a sizable casino-hotel facility in Neuquén, which includes 1,076 gaming positions, and several smaller casinos in other parts of the Province of Neuquén, with an aggregate 361 gaming positions. Revenues have decreased due to a recent decline in the value of the Argentine peso, as well as weakness in the Argentine economy. The decrease in Adjusted EBITDA reflects the currency decline and inflation of certain costs, principally payroll costs.
Under terms of our concession agreement with the Province of Neuquén (the “province”), our license in Neuquén and San Martin de los Andes is to be extended from 2016 to 2021 with the completion of a luxury hotel. We opened such hotel in June 2008 and are awaiting the formal government approval of such extension. The provincial government has passed a resolution calling for an increase in the gaming tax rate. Our concession agreement with the province caps the gaming tax rate at current levels. We have had discussions with the province suggesting that the concession agreement could be renegotiated to incorporate a longer term than 2021 and a somewhat higher tax rate. There is no certainty that such a revision will be consummated.

Boomtown Reno

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$6.6	$7.5	(12.0)%	$17.2	$18.9	(9.0)%
Total revenues	11.5	14.9	(22.8)%	29.7	37.1	(19.9)%
Operating loss	(0.8)	(0.7)	14.3%	(4.5)	(7.6)	(40.8)%
Adjusted EBITDA loss	(0.1)	0.5	(120.0)%	(1.4)	(2.9)	(51.7)%
Boomtown Reno has been affected by significant competition from the northern California Native American gaming market, as well as poor economic conditions in both the region and northern California. Improvements in operating income and Adjusted EBITDA for the nine-month period are due to cost-cutting measures. Employee headcount as of September 30, 2009 has decreased 21% from September 30, 2008.
President Casino

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$4.6	$4.8	(4.2)%	$14.8	$18.6	(20.4)%
Total revenues	5.0	5.2	(3.8)%	15.8	20.3	(22.2)%
Operating loss	(1.4)	(4.0)	(65.0)%	(3.3)	(9.7)	(66.0)%
Adjusted EBITDA loss	(0.7)	(1.7)	(58.8)%	(1.3)	(3.4)	(61.8)%
Due principally to competition from the neighboring Lumière Place and an expanded competing property across the river, revenues for the three and nine months ended September 30, 2009 have decreased from the same period in the prior year. As a result, beginning in late 2008, we eliminated mid-week table game operations at the President Casino and reduced operating hours for the entire casino mid-week. These cost-cutting measures have resulted in a decreased Adjusted EBITDA loss for the three and nine months ended September 30, 2009. During 2008, operations at the President Casino were also adversely affected due to temporary flood related closures.
The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The certification of the hull by ABS Consulting (“ABS”) expires in July 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. We currently intend to repair the hull of the Admiral prior to the expiration of the ABS certification in July 2010. For further detail regarding the ABS certification, see Note 6, Commitments and Contingencies, to the unaudited Condensed Consolidated Financial Statements.

Other factors affecting loss from continuing operations
The following are a description of the other costs and benefits for the three months ended September 30, 2009 and 2008, respectively:

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses	$(8.7)	$(8.9)	(2.2)%	$(26.1)	$(30.3)	(13.9)%
Depreciation and amortization	(25.8)	(29.7)	(13.1)%	(78.1)	(89.2)	(12.4)%
Pre-opening and development costs	(8.6)	(14.6)	(41.1)%	(21.1)	(45.9)	(54.0)%
Non-cash share-based compensation	(2.1)	(2.0)	5.0%	(9.8)	(6.9)	42.0%
Write-downs, reserves and recoveries, net	(0.3)	(0.9)	(66.7)%	(1.0)	(8.2)	(87.8)%
Other non-operating income	0.1	0.8	(87.5)%	0.3	2.5	(88.0)%
Gain on sale of equity securities	—	—	—	12.9	—	100%
Impairment of investment in equity securities	—	—	—	—	(22.6)	100%
Interest expense, net of capitalized interest	(18.7)	(11.0)	70.0%	(51.5)	(34.7)	48.4%
Loss on early extinguishment of debt	(8.8)	—	(100)%	(8.8)	—	(100)%
Income tax benefit (expense)	(0.6)	9.3	(106.5)%	(3.8)	18.6	(120.4)%
Corporate expenses represent unallocated payroll, professional fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses decreased in the three and nine months ended September 30, 2009 due to the relocation of some offices to lower-rent spaces, the decision to reduce the scope of an employee 401(k) matching program for 2008 and the first half of 2009 and other smaller items. Additionally, the prior-year nine-month period included approximately $1.5 million of compensation expense related to the resignation of a corporate officer.
Depreciation and amortization expense decreased in the three and nine months ended September 30, 2009 due to the decreased asset basis resulting from our 2008 fourth quarter impairment of certain long-lived assets.
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with authoritative guidance, and for the three and nine months ended September 30, 2009 and 2008 consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Pre-opening and development costs:
Atlantic City (a)	$2.7	$4.1	$8.3	$15.1
River City (b)	2.1	1.2	4.9	3.7
Baton Rouge	2.8	0.9	5.5	6.5
Sugarcane Bay	0.6	0.7	1.7	2.2
Kansas City	—	1.6	—	4.4
Lumière Place	—	0.2	—	6.2
Missouri Proposition A Initiative	—	5.8	—	7.0
Other	0.4	0.1	0.7	0.8

Total pre-opening and development costs	$8.6	$14.6	$21.1	$45.9

(a)	In late 2008, the Company decided to complete certain demolition projects, but to otherwise suspend substantially all development activities in Atlantic City indefinitely. The continuing pre-opening and development costs include property taxes, rent under long-term leases and other costs associated with ownership of the land.

(b)	Pre-opening costs at the River City project, expected to open in the spring of 2010, include among other items non-cash, straight-lined rent accruals under a lease agreement of $1.0 million and $2.9 million for the three and nine months ended September 30, 2009, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2008, respectively.
Non-cash Share-based Compensation Expense was $2.1 million and $9.8 million for the three and nine months ended September 30, 2009, respectively, and $2.0 million and $6.9 million for the three and nine months ended September 30, 2008, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The expense for the nine months ended September 30, 2009 has increased compared to the prior year period due to additional options granted to members of our Board of Directors. These grants, along with all previously outstanding unvested stock option grants to board members, became fully vested in May 2009, resulting in a charge of $3.2 million to compensation expense.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Impairment of assets (a)	$0.1	$—	$0.4	$5.3
Customer loyalty program related expenses (b)	—	—	—	1.4
Loss on disposal of assets	0.2	1.0	0.6	1.7
Insurance Proceeds	—	—	—	(0.2)

Write-downs, reserves and recoveries, net	$0.3	$1.0	$1.0	$8.2

(a)	During the three and nine months ended September 30, 2009, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business. During the second quarter of 2008, we incurred impairment charges of $4.5 million related to two riverboats acquired in 2006, and approximately $0.8 million in connection with certain obsolete gaming equipment.

(b)	During the second quarter of 2008, we expanded our mychoice rewards program to our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account balances based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. This disclosure resulted in a non-cash charge to establish a theoretical liability for such amounts.
Other non-operating income consists primarily of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Interest income	$0.1	$0.4	$0.3	$1.9
Dividend income	—	0.4	—	0.6

Total other non-operating income	$0.1	$0.8	$0.3	$2.5

Interest income has decreased during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to lower short-term interest rates in the current period compared to the same period in 2008. We elect conservative investment options, resulting in low levels of interest income relative to surplus cash. Prior-year dividend income relates to our shares held in Ameristar Casinos, which suspended dividend payments from the third quarter of 2008 to the second quarter of 2009. We sold all shares held during the three months ended June 30, 2009.

Gain on sale of equity securities During the nine months ended September 30, 2009, we sold all 1.2 million shares that we held in Ameristar Casinos for cash proceeds of $23.7 million and realized a gain of $12.9 million. The shares were purchased with the intent of proposing a combination of the two companies. However, with the changes in the financial markets, we determined that such combination was no longer in the best interests of our shareholders. These shares had previously been written down as disclosed in accordance with authoritative guidance.
Interest expense was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Interest expense before capitalization of interest	$22.5	$19.6	$60.2	$58.1
Less: capitalized interest	(3.8)	(8.6)	(8.7)	(23.4)

Total interest expense, net of capitalized interest	$18.7	$11.0	$51.5	$34.7

The increase in interest expense was principally due to the replacement of less expensive revolver borrowings with the new, long term 8.625% Notes. We believe the longer maturity, fixed interest rate and fewer covenants of the 8.625% Notes warranted the higher interest rate, particularly in planning the capital structure necessary to fund our planned growth. The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by an increase in such activities attributable to our River City project.
Loss on early extinguishment of debt During the three months ended September 30, 2009, we issued $450 million aggregate principal amount of 8.625% Notes, and used a portion of the net proceeds to retire early other outstanding debts. Such early retirements resulted in a write-off of $8.8 million in unamortized premiums, unamortized debt issuance and other costs. We retired additional outstanding debt on October 1, 2009, resulting in a write-off of $482,000, which will be recorded in the fourth quarter of 2009.
Income Tax (Expense) Benefit Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2009, was income tax expense of (2.8)% and (32.5)%, respectively, as compared to income tax benefit of 52.9% and 20.5% for the same periods in 2008. Our effective tax rates in the 2009 periods were affected by non-deductible items such as state gaming revenue taxes that are not deductible for Indiana state income taxes, foreign taxes of our Argentine subsidiary pursuant to a tax amnesty program currently offered by the Argentine government and anticipated results for U.S. operations for which no tax benefit is currently recognized. We determined that the certainty of the amnesty program offered temporarily by the Argentine government offset the potential economic value of eventually prevailing on certain disputed tax positions. Additionally, during June 2009, we received an informal notification from a field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. We disagree with the position suggested by the field agent as we believe that the income associated with these items is non-business income and we are in discussion with Indiana tax authorities regarding those preliminary proposed adjustments. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most likely outcome as of September 30, 2009. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances.
Discontinued Operations consists of our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas, which we closed on January 2, 2009. We recorded losses from discontinued operations of $241,000 and $778,000, net of income taxes, for the three and nine months ended September 30, 2009, respectively, principally related to legal fees. We recorded a loss from discontinued operations of $3.6 million, net of income taxes, for the three months ended September 30, 2008 principally due to legal fees and we recorded income from discontinued operations of $47.5 million, net of income taxes, for the nine months ended September 30, 2008, related to insurance proceeds received.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2009, we held $155 million of cash and cash equivalents. We estimate that approximately $70 million of such cash is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. This amount is expected to increase to approximately $80 million with the opening of River City in the spring of 2010. As of September 30, 2009, we had a $531 million revolving credit facility that matures in December 2010 (the “Credit Facility”), of which $12.6 million was committed under various letters of credit and the remainder of which was unutilized. Lending commitments of approximately $41 million and $24 million of the $531 million Credit Facility are held by Lehman Commercial Paper, Inc.’s (“LCPI”) and CIT Group, Inc. (“CIT”), respectively, each of which has filed bankruptcy in September 2008 and November 2009, respectively. LCPI has not funded any portion of the revolver drawings since filing bankruptcy. While CIT has funded its pro rata portion of the Credit Facility as of our last funding date of October 8, 2009, there can be no assurance that it will do so in the future. As of November 5, 2009, we have borrowed approximately $18.5 million under the Credit Facility, and anticipate additional borrowings in the future to fund our development projects and other general corporate needs.
We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Credit Facility and bond indentures.
Summary and Discussion of Certain Net Cash Results

	For the nine months ended
	September 30,
	2009	2008
	(in millions)
Net cash provided by operating activities	$91.4	$125.6
Net cash used in investing activities	$(122.3)	$(267.3)
Net cash provided by financing activities	$70.6	$75.1
Operating Cash Flow
Our cash provided by operating activities in the nine months ended September 30, 2009 decreased from the prior-year period due principally to the receipt of insurance settlement proceeds in the prior year related to our former Casino Magic Biloxi property.
Investing Cash Flow
The following is a summary of our capital expenditures, by property or project, for the nine months ended September 30, 2009 and 2008:

	For the nine months ended
	September 30,
	2009	2008
	(in millions)
River City	$108.0	$25.9
Sugarcane Bay	10.4	10.5
Belterra Casino Resort	5.0	4.9
L’Auberge du Lac	3.9	22.5
Boomtown New Orleans	3.2	7.6
Lumière Place Casino	8.2	72.8
Boomtown Reno	1.6	6.1
Atlantic City	1.0	102.1
Boomtown Bossier City	2.6	2.4
Casino Magic Argentina	0.7	4.5
Other	1.6	8.4

Total capital expenditures	$146.2	$267.7

As of September 30, 2009, we had cumulatively invested approximately $260 million in the River City project, $36.0 million in the Sugarcane Bay project and $35.9 million in the Baton Rouge project. These amounts include cash expenditures, land acquisitions, capitalized interest and pre-opening costs.
In April 2009, the Louisiana Gaming Control Board (“LGCB”) granted 150-day extensions for development of our Sugarcane Bay and Baton Rouge projects. The extensions, which were similar to earlier extensions approved in February 2009, were granted based on the continued disruption in the global capital markets. We have begun the foundation work for Sugarcane Bay, adjacent to L’Auberge du Lac in Lake Charles, and design and entitlement work for our project in Baton Rouge. Under the current statement of conditions established by LGCB, Sugarcane Bay is supposed to be completed by December 27, 2010. Under our tentative construction timeline, Sugarcane Bay is not expected to be completed by that date. We therefore expect to seek an additional extension from the LGCB. In October 2009, the LGCB granted an additional extension for entering into a construction contract for our Baton Rouge project. The deadline is now March 31, 2010. We have indicated to the LGCB that we may need to seek additional extensions. There is no certainty that such additional extensions on either project will be granted.
Management’s intention is to use existing cash resources, cash flows from operations, funds available under the Credit Facility and funds from the recently completed senior notes private offering to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. Although the capital markets have improved significantly in recent months, they remain volatile and subject to change.
Our substantial funding needs in connection with our development projects will require us to raise substantial additional capital from outside sources. On July 21, 2009, we amended our Credit Facility to, among other things, adjust certain of the financial covenant ratios (see discussion below). Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete our projects unless we sell assets, enter into leasing facilities, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.
In August 2009, we closed an offering of $450 million in aggregate principal amount of new 8.625% Notes. See discussion of the 8.625% Notes in the Financing Cash Flow section below. A portion of the proceeds of the 8.625% Notes were used to repay approximately $206 million in revolving credit borrowings under the Credit Facility. As of September 30, 2009, the Credit Facility was unutilized, other than $12.6 million committed under various letters of credit.
Although the capital markets have improved recently, as evidenced by our ability to issue $450 million in aggregate principal amount of 8.625% Notes discussed below, we cannot accurately predict our ability to access the capital markets again in the future. The need for additional capital during periods of difficult market conditions may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain such capital on potentially unfavorable terms. Management intends to proceed with construction of its various projects only when it believes that reasonably sufficient funding is available on terms favorable to the Company.
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

Financing Cash Flow
On August 10, 2009, we closed an offering of $450 million in aggregate principal amount of new 8.625% Notes. The 8.625% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price of 98.597% of par to yield 8.875% to maturity. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $434 million. Net proceeds from the offering were used to repurchase $75.0 million in aggregate principal amount of our 8.25% Notes, repurchase all $135 million in aggregate principal amount of our then existing 8.75% Notes, and repay approximately $206 million in revolving credit borrowings under the Credit Facility. We expect to use the remaining net proceeds from the offering for general corporate purposes, including funding our development projects.
As of September 30, 2009, for borrowings under the Credit Facility, the interest rate is computed as either LIBOR plus a margin of 2.25% or the prime rate plus a margin of 0.75% based on our “Consolidated Leverage Ratio” as defined in the Credit Facility. As of September 30, 2009, 1-month LIBOR was 0.24% and the prime rate was 3.25%. The letters of credit bear facility fees of 2.25% per annum as of September 30, 2009. The Credit Facility also bears commitment fees based on our Consolidated Leverage Ratio. Under the Credit Facility, at least 40% of our total funded debt obligations must be subject to fixed interest rates or hedge agreements or other interest rate protection agreements. As of September 30, 2009, all of our debt was fixed rate debt.
The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. The Credit Facility provides for permitted capital expenditures for our River City project, maintenance of our existing casinos and hotels and various other new projects, all up to certain limits. In certain circumstances, our Credit Facility permits those limits to be increased through asset sales or equity transactions. We believe we were in compliance with all of the financial covenants in our Credit Facility as of September 30, 2009.
On July 21, 2009, we amended our Credit Facility to, among other things, adjust certain financial covenant ratios, including the maximum permitted rolling four quarter consolidated leverage ratio (as defined in the Credit Facility), to not exceed 6.50x for the quarterly periods ended September 30, 2009 and December 31, 2009; not exceed 6.75x for the quarterly period ended March 31, 2010; not exceed 6.50x for the quarterly period ended June 30, 2010; not exceed 6.00x for the quarterly period ended September 30, 2010, and not to exceed 5.00x for all fiscal quarters ending thereafter. Our consolidated leverage ratio for the four quarters ended September 30, 2009 was 5.17x and we expect it to rise slightly as River City nears completion, which is expected to occur in the spring of 2010. In addition, the amendment to our Credit Facility lowered the required minimum consolidated interest coverage ratio (as defined in the Credit Facility) for each of our fiscal quarters ending on and after December 31, 2009 through June 30, 2010 by 0.25 percentage points. The amendment also increased the applicable margin by 0.50 percentage points for all revolving credit loans that mature prior to December 14, 2010.
In addition, the amendment to the Credit Facility reduced each lender’s commitment by 15.0%, so that the aggregate commitment under the Credit Facility, as amended, is approximately $531 million. Under the amendment to the Credit Facility, we may from time to time request lenders, in their discretion, to convert their existing revolving loan commitments to a new tranche of extending revolving loan commitments that mature on a date beyond the existing maturity date of December 14, 2010 on such pricing terms in an extending revolving credit commitment agreement, and/or request extending revolving loan commitments or term loans from new lenders, in each case without increasing the total amount of loans that may be outstanding under the Credit Facility beyond $625 million. Existing lenders are not required to extend the current maturity of their commitments or to provide additional commitments.
As contemplated by the amendment to the Credit Facility, Lehman Commercial Paper, Inc.’s (“LCPI”) resigned as the administrative agent and Barclays Bank PLC’s was appointed as the administrative agent under the Credit Facility effective as of July 24, 2009. We released LCPI from claims and damages under the Credit Facility and agreed not to institute action against LCPI under the Credit Facility, which release and agreement became effective as of such replacement date, but LCPI’s commitment as a lender under the Credit Facility will remain formally in place. LCPI has not funded its commitment under the Credit Facility since it entered bankruptcy on October 5, 2008, and we have no effective remedy to require LCPI to fund its commitment. Pursuant to the Credit Facility, any reduction in the commitments of the lenders must be pro rata in accordance with the commitment of each lender as a percentage of the lenders’ aggregate commitments. Because LCPI’s commitment remains formally in place and because the release merely reflects the actual status of the LCPI commitment, we believe that our release of LCPI does not constitute a non-pro rata reduction of the revolver commitment that would be prohibited under the Credit Facility. As of November 5, 2009, the unfunded portion of LCPI’s commitment was approximately $41 million. The credit crisis has affected another lender under our Credit Facility. On November 1, 2009, CIT Group, Inc. (“CIT”), one of the existing lenders under our Credit Facility, filed for bankruptcy under Chapter 11 of the Bankruptcy Code. As of September 30, 2009, CIT was a 4.6% participant in our Credit Facility and had funded its pro rata portion of the approximately $18.5 million in outstanding borrowings as of November 5, 2009, or approximately $0.8 million. While CIT has funded its pro rata portion of our outstanding borrowings under our Credit Facility as of our last funding date of October 8, 2009, there can be no assurance that it will continue to do so in the future.

In addition, even though our existing Credit Facility matures in December 2010, if we have not made arrangements to extend the maturity of our Credit Facility, entered into a new Credit Facility or arranged alternate refinancing by the filing of our annual report on Form 10-K for the 2009 year, and if we have substantial amounts drawn under the Credit Facility, generally accepted accounting principles will require that such amounts outstanding under the Credit Facility as of the 2009 year-end, be treated as a current liability as of the 2009 year-end. As of September 30, 2009, we had no outstanding borrowings under our Credit Facility, other than $12.6 million outstanding under letters of credit. As of November 5, 2009, we have $18.5 million outstanding under our Credit Facility in addition to the outstanding letters of credit and do not currently expect to have substantially greater amounts outstanding at the 2009 year-end. If, however, the outstanding borrowings under our Credit Facility at the 2009 year-end were substantial, treating them as a current liability may lead to a “going concern” or like qualification from our auditors with respect to our 2009 audited financial statements. Such a qualification would result in a default under our Credit Facility that potentially could lead to an acceleration of our Credit Facility borrowings and then cross-defaults under our indentures. We are discussing with certain existing and prospective lenders, among other things, an extension of the maturity of our Credit Facility or a new credit facility, but there can be no assurance that we will be able to obtain any such extension or new credit facility, and if we are able to do so, the terms may be materially less favorable or the facility may be smaller than the existing Credit Facility. If we cannot make such arrangements with our existing lenders or new lenders, we may need to make other financing arrangements to obtain a longer maturity on our senior secured debt. Such arrangements might be on unfavorable terms.
As of September 30, 2009, in addition to $12.6 million in letters of credit under our Credit Facility, we had outstanding $450 million aggregate principal amount of 8.625% Notes, $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”), $200 million aggregate principal amount of 8.25% Notes, $9.5 million aggregated principal amount of 8.75% Notes and certain other debt. On October 1, 2009, we redeemed the remaining $9.5 million aggregate principal amount of 8.75% Notes. As the remaining $9.5 million of 8.75% Notes were not purchased until October 1, 2009, the $9.5 million is classified as a current liability on the unaudited Condensed Consolidated Financial Statements as of September 30, 2009.
In August 2009, we purchased $75.0 million in aggregate principal amount of our 8.25% Notes pursuant to a cash tender offer. Tendering holders were paid an aggregate of approximately $79.1 million, representing 102.063% of par, plus accrued and unpaid interest, using proceeds from the 8.625% Notes.
In July 2009, we commenced a cash tender offer for the entire $135 million aggregate principal amount of 8.75% Notes. In August 2009, using proceeds from the 8.625% Notes, we purchased $125.5 million aggregate principal amount of such notes pursuant to such cash tender offer. Tendering holders were paid an aggregate of approximately $133.4 million, representing 103.167% of par, plus accrued and unpaid interest.
On August 31, 2009, The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee under the indenture governing the 8.75% Notes, issued a notice of redemption on our behalf for the remaining $9.5 million in aggregate principal amount of 8.75% Notes. Pursuant to the notice of redemption, we exercised our option to call for redemption such remaining notes at a redemption price of 102.917% of aggregate principal amount of the notes, together with accrued and unpaid interest. Using proceeds from the 8.625% Notes, on the redemption date of October 1, 2009, we purchased the remaining $9.5 million aggregate principal amount of 8.75% Notes, and on October 7, 2009, we formally discharged the indenture governing the 8.75% Notes.

The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 7.50% Notes and 8.25% Notes, and prior to the discharge of the indenture governing the 8.75% Notes, to our 8.75% Notes.
Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the Indenture) in senior secured indebtedness, in addition to the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.25% Notes, we are permitted to incur up to $1.5 billion and $475 million in senior secured indebtedness, respectively. As of September 30, 2009, these senior secured indebtedness baskets were substantially unutilized. Under these senior secured indebtedness baskets, the Company is permitted in certain circumstances to incur unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.25% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the permitted size of the latter of which is the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures) under the 8.625% Notes and 7.50% Notes, and $50 million under the 8.25% Notes. Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in each of the three currently existing indentures) would be at least 2 to 1. As a result of the recent amendment to the Credit Facility and the issuance of the 8.625% Notes, resulting in higher interest expense on a pro-forma basis, our Consolidated Coverage Ratio under all three currently existing indentures is below 2 to 1 as of September 30, 2009. Hence, under the most restrictive of our bond indentures, the indenture governing the 8.25% Notes, which are currently callable, we are currently restricted to borrowing no more than $525 million of senior indebtedness, which includes the general debt basket amount of $50 million. The Credit Facility, of which $18.5 million is outstanding as of November 5, 2009, has a tighter restriction of approximately $220 million of additional indebtedness, based on the Consolidated Leverage Ratio at September 30, 2009.
The 7.50% Notes, 8.25% Notes and 8.625% Notes become or became callable at a premium over their face amount on June 15, 2011, March 15, 2008 and August 1, 2013, respectively. Such premiums decline periodically as the Notes progress towards their respective maturities. The 7.50% Notes and 8.625% Notes are redeemable prior to such time at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following material changes occurred during the quarterly period ended September 30, 2009, to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. On July 21, 2009, we entered into the Fourth Amendment to the Credit Facility. On August 10, 2009, we closed an offering of $450 million aggregate principal amount of 8.625% senior unsecured notes due 2017. For more detailed descriptions of the Fourth Amendment to the Credit Facility and the issuance of 8.625% senior notes due 2017, see Note 2 to our unaudited Condensed Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There were no newly identified significant changes during the nine months ended September 30, 2009, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding Pinnacle’s future operating performance, future growth, anticipated milestones, completion and opening schedules of various projects, expansion plans, construction schedules, cash needs, cash reserves, adequacy of resources to fund development and expansion projects, liquidity, compliance with required financial ratios, operating and capital expenses, financing options, including the state of the credit markets, our ability to access the capital markets, our ability to repair The Admiral and retain the gaming license for the President Casino, expected receipts of insurance proceeds including the amount of any such recovery and sufficiency of such coverage, the future outlook of Pinnacle and the gaming industry, operating results and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	our substantial funding needs in connection with our development projects and other capital-intensive projects will require us to raise substantial amounts of funding from outside sources;

•	we may not be able to renew or extend our Credit Facility or enter into a new credit facility in today’s difficult bank credit markets. In addition, our ability to renew or extend our Credit Facility or to enter into a new credit facility may be impaired further if current market conditions continue or worsen. If we are able to renew or extend our Credit Facility, it may be on terms substantially less favorable than the current Credit Facility. We may face similar risks with respect to our outstanding bonds;

•	our business may be sensitive to reductions in consumers’ discretionary spending as a result of recent downturns in the economy;

•	the global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot accurately predict;

•	our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations;

•	insufficient or lower-than-expected results generated from our new developments and any acquired properties may negatively affect the market for our securities;

•	many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction or other costs beyond increments anticipated in our construction budgets;

•	the gaming industry is very competitive and increased competition, including by Native American gaming facilities and the recent expansion of gaming in Ohio, could adversely affect our profitability;

•	issues with respect to our insurance policies could affect our recovery of further insurance proceeds associated with the 2005 hurricane damage and related business interruption;

•	natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricane;

•	we operate in a highly taxed industry and may be subject to higher taxes in the future;

•	we may not meet the conditions for the maintenance of the licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects;

•	we may not obtain further extensions from the Louisiana Gaming Control Board for our Sugarcane Bay and Baton Rouge projects;

•	we could lose the right to open our River City project if we fail to meet the conditions imposed by the Missouri Gaming Commission;

•	we could lose our gaming license for the President Casino if we are unable to repair the hull of the Admiral prior to the expiration of the ABS certification and we have exhausted all of our legal remedies;

•	the loss of management and other key personnel could significantly harm our business;

•	state legislatures from time to time consider legislation that could increase our competition or taxes; and

•	our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. Management attempts to use its best efforts to disclose all risks that might be pertinent to an investment in the Company, but such disclosure requires judgment as to risk and materiality and different people, or even the same people at different times, may gauge such risks and materiality differently. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2009, our Credit Facility, remained unutilized, other than $12.6 million committed under various letters of credit. As of September 30, 2009, any borrowings outstanding under our Credit Facility would have accrued interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25%. As of September 30, 2009, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would have not changed as we had no borrowings outstanding.
We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentine peso, which has fluctuated significantly in recent months. The total assets of Casino Magic Argentina at September 30, 2009 were $27.6 million, or approximately 1.4% of our consolidated assets.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2009. At September 30, 2009, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

								Fair
Liabilities	2009	2010	2011	2012	2013	Thereafter	Total	Value
	(in thousands)

Revolver Loan Facility	—	$—	—	—	—	—	$—	$—
Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$340,244
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	—	—	—	$200,000	—	—	$200,000	$199,250
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.75% Notes	$9,535	—	—	—	—	—	$9,535	$9,785
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$450,563
Fixed rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
All Other	$23	$97	$98	$102	$110	$443	$873	$873
Avg. Interest rate	7.33%	7.33%	7.33%	7.25%	7.25%	7.25%	7.25%
Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The following is a material development and a material update to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, under the heading “Legal Proceedings” and which reference should be made.
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco has appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We intend to move for dismissal of the state-court claims, but cannot predict at this time when that motion will be scheduled for hearing by the state district court.

President Casino: The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The current certification of the hull by the American Bureau of Shipping (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. On July 28, 2009, the Missouri Gaming Commission (“MGC”) held a public hearing to discuss our plans to address the expiration of the ABS certification in 2010. At such hearing, we proposed, subject to MGC review and ABS and other approvals, to replace the Admiral with a different vessel, specifically a riverboat built in 1993, which we acquired in 2006. Such boat has been out-of-service since Hurricane Rita in 2005. At this July 28, 2009 hearing, the Executive Director of the MGC, through counsel, made a recommendation that the MGC issue a ruling to prohibit Pinnacle from repairing, replacing or moving the Admiral. On August 26, 2009, the MGC approved a resolution that it is not practicable for us to repair the President Casino and prohibits us from relocating the President, or any other vessel, from the current location of the President Casino. The MGC’s resolution also provided that a new license would be needed to replace the President Casino with another vessel at its present site. On September 24, 2009, Pinnacle Entertainment, Inc. and its wholly-owned subsidiary President Riverboat Casino-Missouri, Inc. filed a petition for judicial review with the Missouri Court of Appeals, Western District (“CAWD”) regarding the MGC’s resolution. The petition requests that the CAWD (1) set aside the MGC’s resolution; (2) stay the resolution, or alternatively, issue a writ of prohibition which would prevent the MGC from enforcing the resolution. On September 25, 2009, Pinnacle Entertainment, Inc. and President Riverboat Casino Missouri, Inc. filed a motion in the CAWD requesting that the CAWD (1) stay the enforcement of the resolution, (2) grant us the specific right, pending the appeal, to make and execute all necessary plans to repair or replace the President Casino and (3) order expedited briefing, argument, and review of the appeal. On October 7, 2009, the MGC responded to the motion to stay by arguing that the MGC is not trying to prohibit the repair of the Admiral and that whether the hull of the Admiral can be recertified is between us and the ABS. On October 15, 2009, the CAWD denied the motion to stay and set an accelerated briefing schedule for the appeal. On October 22, 2009 the MGC moved to dismiss our appeal. We currently intend to repair the hull of the Admiral prior to the expiration of the ABS certification in July 2010. In the event that we are unsuccessful in repairing the hull of the Admiral prior to the expiration of the ABS certification and we are unsuccessful in our lawsuit and we have exhausted all other legal remedies, we could lose the gaming license for the President Casino. We intend to vigorously pursue all avenues that would allow us to continue the gaming activities of the President Casino, which we purchased in December 2006 at a cost of approximately $45 million.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2		Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.1		Seventh Supplemental Indenture, dated as of July 16, 2009, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.2		First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. , is hereby incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.3		Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.4		Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.5		Registration Rights Agreement, dated as of August 10, 2009, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

10.1		Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 21, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc., as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2009. (SEC File No. 001-13641).

10.2		Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

10.3		Purchase Agreement, dated as of July 27, 2009, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2009. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date: November 5, 2009	By:	/s/ Stephen H. Capp
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2		Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.1		Seventh Supplemental Indenture, dated as of July 16, 2009, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.2		First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. , is hereby incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.3		Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.4		Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.5		Registration Rights Agreement, dated as of August 10, 2009, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

10.1		Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 21, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc., as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2009. (SEC File No. 001-13641).

10.2		Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

10.3		Purchase Agreement, dated as of July 27, 2009, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2009. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.