Form 10-K
period 2009-12-31
PINNACLE ENTERTAINMENT INC
filed 2010-02-26
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 was $525 million based on a closing price of $9.29 per share of common stock.
The number of outstanding shares of the registrant’s common stock as of the close of business on February 24, 2010 was 60,083,686.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2010 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.	Business
Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven domestic casinos, and have completed construction of another casino that is scheduled to open March 4, 2010. We have two other casino development projects in various stages of construction and planning. In addition, we operate one significant and several small casinos in Argentina. References to “Pinnacle,” “the Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where the context otherwise indicates.
Our mission is to increase shareholder value. We intend to accomplish this through our long-term strategy of building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital; maintaining and improving each of our existing properties; and providing our guests with their favorite games in attractive surroundings with quality guest service. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we continually focus on customer service; and we may make strategic acquisitions, either alone or with third parties, when and if available, on terms we believe are reasonable.
Highlights of 2009 and early 2010 include the following:
•	Strong performance at Lumière Place, where revenues grew 26% and operating income grew 113% in 2009 compared to 2008;
•	Accelerated the opening of our River City casino in south St. Louis County, which we expect to open on March 4, 2010, subject to approval by the Missouri Gaming Commission;
•	Issued $450 million in aggregate principal amount of 8.625% senior unsecured debt in August 2009, the proceeds of which were used to repay our funded bank borrowings and repurchase existing senior subordinated notes;
•	Entered into a $375 million amended and restated credit agreement in February 2010, which, among other things, provides for a stated maturity of March 2014;
•	Received insurance proceeds of approximately $23 million related to the loss caused by Hurricane Katrina in a settlement with an insurer in February 2010;
•	Updated our development projects, and reduced our planned capital expenditures for both our Sugarcane Bay at L’Auberge du Lac project and our project in Baton Rouge;
•	Decided to monetize our non-strategic assets, including our land holdings on the Boardwalk in Atlantic City; and,
•	Committed to and have begun certain cost cutting initiatives throughout the Company.
Other considerations during 2009 include the following:
•	On November 7, 2009, Daniel R. Lee, resigned as Chairman of the Board, Chief Executive Officer and as a director. The Board of Directors appointed John V. Giovenco as Interim Chief Executive Officer and Richard J. Goeglein as Interim Nonexecutive Chairman of the Board. We are in the process of searching for a permanent Chief Executive Officer;
•	During the fourth quarter of 2009, we determined that certain indefinite-lived intangible assets, real estate, buildings and equipment and previously capitalized costs associated with certain development projects were impaired and recorded impairment charges totaling $207 million for the year ended December 31, 2009, primarily related to our Atlantic City land holdings.

Operating Properties
Our largest property is L’Auberge du Lac in Lake Charles, Louisiana, which opened in May 2005 and offers the closest full-scale casino-hotel facilities to Houston (the sixth-largest metropolitan statistical area in the United States), as well as the Austin and San Antonio metropolitan areas. Our property is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge du Lac offers 1,601 slot machines, 63 table games and 995 guestrooms and suites. The facility also offers several restaurants, approximately 26,000 square feet of meeting space, retail shops, a championship golf course designed by Tom Fazio, a full-service spa and other amenities. Unlike most other riverboat casinos, all of the public areas at L’Auberge du Lac (except the parking garage), and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel tower and other guest amenities. The hotel at L’Auberge du Lac is the largest in Louisiana outside of New Orleans.
L’Auberge du Lac competes with other full-service regional and destination resort casinos, including those in New Orleans, Louisiana, Biloxi, Mississippi, and Las Vegas, Nevada. It also competes with another casino-hotel in Lake Charles; a land-based Native American casino, which is approximately 43 miles east of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana, some of which call themselves casinos.
Lumière Place is located in downtown St. Louis, Missouri. The Lumière Place complex includes the Lumière Place Casino with 2,041 slot machines and 69 table games, the 200-guestroom luxury Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière, seven restaurants, banquet facilities, retail shops and more than 22,000 square feet of convention/meeting space, including a 7,300-square-foot ballroom. We own all of the facilities at Lumière Place and have a long-term agreement with Four Seasons Hotels Limited to manage our Four Seasons Hotel St. Louis. Lumière Place is located across from the Edward Jones Dome and America’s Center convention center and just north of the famous Gateway Arch. A pedestrian tunnel connects Lumière Place to the America’s Center convention center, the Edward Jones Dome and the city’s central business district.
The Lumière Place Casino competes with four other casinos in the St. Louis metropolitan area (two of which are in Illinois) in addition to our President Casino. Our River City casino, with an anticipated opening date of March 4, 2010, will also provide future competition.
Our Boomtown New Orleans property, which opened in 1994, is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans. It features a dockside riverboat casino with 1,523 slot machines and 39 table games, three restaurants, a delicatessen, a 350-seat nightclub, 4,600 square feet of meeting space, an arcade and approximately 1,700 parking spaces. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, one other riverboat casino, a racetrack with slot machines and numerous truck stop casinos, as well as casinos in the Gulf Coast region.
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
Belterra attracts customers by offering amenities that are generally superior to those at competing regional properties, several of which are closer to the population centers than Belterra. Belterra features a dockside riverboat casino with 1,562 slot machines and 55 table games and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,553-seat entertainment showroom, retail shops, a swimming pool, a championship golf course designed by Tom Fazio and a full-service spa. The resort provides approximately 2,000 parking spaces, most of which are in a multi-level parking structure.
Belterra currently competes with four dockside riverboats; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra; and two racetrack casinos in the Indianapolis metropolitan area, each with approximately 2,000 slot machines. One of our competitors recently opened a new, larger casino in Lawrenceburg, Indiana, replacing a smaller facility.

Our Boomtown Bossier City property in Bossier City, Louisiana, features a regional hotel adjoining a dockside riverboat casino. The property opened in October 1996 and is located on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes 1,062 slot machines and 32 table games, 187 guestrooms, which we recently refurbished, four restaurants and approximately 1,860 parking spaces.
Boomtown Bossier City competes with four dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas.
Boomtown Reno is a land-based casino-hotel located approximately nine miles west of downtown Reno, Nevada, near the California border along Interstate 80. This interstate is the primary east-west interstate highway serving northern California. Boomtown Reno has been operating for more than 40 years.
The property offers 681 slot machines and 13 table games, 318 guestrooms, 172 of which we refurbished during 2008, two restaurants, a 30,000-square-foot amusement center and approximately 1,300 parking spaces. In addition to the main casino-hotel, the property has a gas station, a mini-mart and a 197-space recreational vehicle park.
Boomtown Reno has approximately 890 acres of land, approximately 60 of which are utilized by the casino, hotel and other amenities and another 490 acres, most of which is developable. The remaining 340 acres are remote and difficult to develop. In 2006, we sold approximately 28 acres of land to Cabela’s Inc. In 2007, we closed the property’s truck stop to accommodate the construction of a Cabela’s Inc. branded outdoor sporting goods store. We have permits to build a new truck stop at a different location on the property and are evaluating whether to do so.
Historically, Reno has been a drive-in gaming market that attracted visitors from northern California. Our facility also caters to travelers along Interstate 80 and local customers. Over the past 10 years, new and expanded Native American casino facilities have opened in California, which compete for business with Reno gaming properties. In addition, northern California has been adversely impacted by the recent economic downturn. Consequently, the overall performance of the casino-hotel business in Reno, as well as Boomtown Reno in particular, has been adversely affected.
Casino Magic Argentina consists of a significant casino-hotel facility in the city of Neuquén, Argentina and several smaller casinos elsewhere in the Patagonia region of Argentina. The principal Casino Magic Argentina property opened in July 2005 and replaced a leased facility that had operated for more than 20 years. The principal Casino Magic Argentina property in the city of Neuquén offers a casino with 794 slot machines and 44 table games, a 32-guestroom hotel, a restaurant, several bars and an entertainment venue on approximately 20 acres of land. In January 2010, we made the decision to explore strategic alternatives for our Argentina operations.
In the neighboring Province of Río Negro, there is a casino approximately 9 miles from our principal Neuquén operations.
The President Casino is a riverboat operation offering 644 slot machines and four table games and is moored near the Lumière Place complex. Operating results at the President have been adversely affected by our significant investment in the Lumière Place complex, which is located adjacent to the President. On January 27, 2010, the Missouri Gaming Commission (“MGC”) issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. The MGC alleges in its preliminary order that there has been a purposeful downgrading of the President Casino’s offerings and revenues, which it claims should subject our subsidiary that operates the President Casino to disciplinary action. On February 19, 2010, we filed a response to the preliminary order for disciplinary action and made a request for a hearing. We are examining all available legal remedies in connection with this matter.

New Properties Under Construction and/or Development
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we have completed construction of our River City casino. In Lake Charles, Louisiana, we have begun preliminary work on our Sugarcane Bay at L’Auberge du Lac project. We are also developing a casino-hotel in Baton Rouge, Louisiana.
River City casino in south St. Louis County, Missouri, is expected to open on March 4, 2010, subject to approval of the MGC. River City is located just south of the confluence of the Mississippi River and the River des Peres in the community of Lemay, one of the most densely populated areas in the St. Louis region, and approximately 12 miles from our Lumière Place facility. The first phase of the River City project includes a casino and several restaurants and is expected to cost slightly less than earlier projections of $357 million, excluding operating cash, non-cash rent accruals and capitalized interest. Capitalized interest is expected to be approximately $26.0 million. River City is located on approximately 56 acres of land under a long-term lease from St. Louis County. We expect the property to open with approximately 2,103 slot machines and approximately 55 table games. A second phase for the River City project is expected to include a hotel with a minimum of 100 guestrooms, as well as other amenities to be determined at a later time.
We have begun preliminary work for our Sugarcane Bay at L’Auberge du Lac project to be built adjacent to and integrated with our L’Auberge du Lac facility. We recently updated our plans for Sugarcane Bay, which include a floating, single-level dockside casino similar to that of L’Auberge du Lac. Sugarcane Bay is expected to include at least 1,250 slot machines and 38 table games, a 400-guestroom hotel and a large multi-purpose venue. The project’s budget, excluding estimated capitalized interest and operating cash, has been updated to approximately $305 million, of which approximately $235 million remains to be spent as of December 31, 2009.
We are developing a casino-hotel in Baton Rouge, which is expected to have at least 1,300 slot machines and 50 table games and will be located on a portion of the 575 acres of land that we own approximately eight miles southeast of downtown Baton Rouge, Louisiana. The project is expected to cost approximately $250 million, excluding operating cash and estimated capitalized interest, with approximately $240 million remaining to be spent as of December 31, 2009. The project is subject to certain conditions and various other approvals. Baton Rouge is currently believed to rival New Orleans as the largest city in Louisiana and has experienced significant growth in recent years, both before and particularly after the effects of the 2005 Hurricane Katrina on the nearby New Orleans region. We continue to perform design and entitlement work for the Baton Rouge project.
Other Assets
We own approximately 19 contiguous acres at the heart of Atlantic City, New Jersey, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park. We began site preparation work in 2007, including the demolition of the former casino-hotel and other structures located on the site. In late 2008, we decided to suspend substantially all other development indefinitely due to the economic conditions and the evolving competitive market conditions. In January 2010, we made the decision to sell our assets in Atlantic City as we no longer intend any development there.
In August 2006, we purchased approximately one and one-half acres of gaming-zoned land in Central City, Colorado, which is approximately 40 miles from Denver, Colorado. We have an option to purchase an additional six acres of adjoining, non-gaming zoned land. We believe our Central City land is the most conveniently located gaming-zoned site for Denver customers.
Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky, Oklahoma or California and the development or expansion of Native American gaming in or near the states in which we operate, could create additional competition for us and could adversely affect our operations or proposed development projects.

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
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our River City project site, for example, was used for heavy industrial purposes, necessitating remediation of the site by us as part of the overall project. Our Central City site was once used to dump tailings from gold-mining operations and is believed to have subterranean mining tunnels. In Reno, we have remediated the site where our former truck stop was located. Our project budgets typically include amounts expected to cover the remediation work required.
Employees
The following is a summary of our work force by segment at December 31, 2009, some of which are part-time employees:

Approximate
Number of
Property	Employees
L’Auberge du Lac	2,327
Lumière Place	1,360
Belterra Casino Resort	1,204
Boomtown New Orleans	774
Boomtown Bossier City	720
Casino Magic Argentina	689
Boomtown Reno	417
President Casino	239
Corporate and other (a)	317

Total	8,047

(a)	Corporate and other includes certain development project employees.

Executive Officers of the Registrant
The persons serving as our executive officers as of February 26, 2010, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
John V. Giovenco	Interim Chief Executive Officer
Stephen H. Capp	Executive Vice President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Carlos A. Ruisanchez	Executive Vice President of Strategic Planning and Development
Clifford D. Kortman	Executive Vice President of Construction and Development
Alain J. Uboldi	Chief Operating Officer
Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of February 26, 2010:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Stephen C. Comer	Retired Accounting Firm Managing Partner
John V. Giovenco	Interim Chief Executive Officer of Pinnacle Entertainment, Inc.
Richard J. Goeglein	Interim Nonexecutive Chairman of the Board of Pinnacle Entertainment, Inc., Owner, Evening Star Holdings, LLC (Business Consulting Firm) and Former Gaming Executive
Ellis Landau	Retired Gaming Executive
Bruce A. Leslie	Partner, Armstrong Teasdale LLP (law firm)
James L. Martineau	Business Advisor and Private Investor
Michael Ornest	Private Investor
Lynn P. Reitnouer	Partner, Crowell, Weedon & Co. (Stock Brokerage Firm)
Other
Pinnacle Entertainment, Inc., a Delaware corporation, is the successor to the Hollywood Park Turf Club, which was organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. and in February 2000, we became Pinnacle Entertainment, Inc.
Financial information about segments and geographic areas is incorporated by reference from Note 12 to the audited Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

Our business is particularly sensitive to reductions in consumers’ discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict.
Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, and thus demand can be affected by changes in the economy that we cannot accurately predict. Perceived or actual unfavorable changes in general economic conditions including recession, economic slowdown, continued high unemployment levels, the current housing and credit crises, the potential for bank failures, higher fuel or other transportation costs, and changes in consumer confidence, may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations. A deterioration in operating results could affect our ability to comply with financial covenant ratios and “in-balance” requirements in our amended and restated credit facility and to fund our construction projects. Our recent results, particularly from the fourth quarter of 2009, show reduced operating results at certain of our properties. This may indicate a decline in consumer spending in the regional markets in which we operate.
Our substantial funding needs in connection with our development projects and other capital-intensive projects will require us to raise substantial amounts of funding from outside sources and/or conduct asset sales.
We are currently engaged in and have development projects and planned expansions that require substantial amounts of capital. We have completed construction of our River City casino, we have begun preliminary work on Sugarcane Bay at L’Auberge du Lac and we are in the design phase of our Baton Rouge project. The Sugarcane Bay at L’Auberge du Lac and Baton Rouge projects have an expected aggregate investment of over $565 million, of which $476 million remains to be invested as of December 31, 2009. Additional amounts are also needed to fund the initial operations of these development projects once they open. While we endeavor to stage development and construction of these projects over several years and we try not to commence major construction of a project without having a reasonable expectation that we will have access to funds to complete it, our proposed projects could strain our financial resources and there is no certainty that such projects will be completed.
We will need to access the capital markets or otherwise obtain additional funds through asset sales or other means to complete our development projects other than River City, and fund initial operations once these projects open since the funds required for those projects exceed our anticipated financial resources. Those additional funds would be needed along with existing cash resources, funds available under our amended and restated credit facility and anticipated cash flows from operations. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we would need to raise additional funds beyond the amounts we currently anticipate needing to raise.
In addition, our amended and restated credit facility provides that we cannot spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we obtain at least $100 million of additional funding through asset sales, receipt of insurance proceeds, tax refunds, litigation settlements, certain dividends and other distributions from our unrestricted subsidiaries and/or gross proceeds received by us from the issuance and sale of non-debt capital. Moreover, additional funds would be needed for our expansion projects.
We do not know when or if the capital markets will permit us to raise additional funds in a timely manner, or on acceptable terms, or at all. Similar considerations apply to any effort to sell assets that we may undertake given current market conditions where asset prices have fallen from recent higher levels. Our current stock price, along with the stock prices of many public gaming companies, has declined sharply from historical levels which makes issuing equity to fund these projects less attractive. Inability to access the capital markets, or the necessity to access the capital markets on less-than-favorable terms, may force us to delay, reduce or cancel our development projects or obtain additional financing on unfavorable terms. Similarly, inability to sell assets, or the necessity to sell assets on less-than-favorable terms, may force us to delay, reduce or cancel our development projects or obtain additional financing on unfavorable terms. This may impair our growth and materially and adversely affect our financial condition, results of operations and cash flow and the returns of investing in our securities.

Our ability to obtain bank financing or to access the capital markets for future debt or equity offerings may also be limited by our financial condition, results of operations or other factors, such as our credit rating or outlook at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. As we seek additional financing for our development projects, we will be subject to the risks of rising interest rates and other factors affecting the financial markets. In particular, the availability of credit from financial institutions that typically provide capital has been adversely affected by the financial distress of several larger, highly leveraged companies in the gaming industry.
If we fail to refinance our 8.25% senior subordinated notes due 2012 on a timely basis, amounts outstanding under our amended and restated credit agreement may be treated as a current liability on our year-end 2010 balance sheet, which could have adverse consequences.
The amended and restated credit facility matures and all amounts outstanding thereunder are due and payable in full on March 31, 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% senior subordinated notes due 2012 is outstanding on September 30, 2011. We currently have $200 million in aggregate principal amount of our 8.25% senior subordinated notes due 2012 outstanding. In addition, because the maturity of our amended and restated credit facility may be accelerated to September 30, 2011, if we have not repurchased or redeemed our 8.25% senior subordinated notes due 2012 outstanding by the time we file our annual report on Form 10-K for the 2010 fiscal year, generally accepted accounting principles would require that amounts outstanding under the amended and restated credit facility, which amounts may be substantial, be treated as a current liability at the time our next Form 10-K is filed. If our outstanding borrowings under our amended and restated credit facility at the 2010 year-end were substantial, treating them as a current liability may lead to our receiving an audit report with respect to our 2010 audited financial statements that may not satisfy the requirements of our amended and restated credit facility and therefore might result in a default under our amended and restated credit facility that potentially could lead to an acceleration of our credit facility borrowings and then cross-defaults under our indentures.
The bond market, and particularly the market for bonds issued by casino companies, has been unpredictable and volatile over the past 12 months. As such, there can be no assurance that we will be able to repurchase or redeem our 8.25% senior subordinated notes due 2012 in their entirety by the time that we file our next Form 10-K on favorable terms or at all.
Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations.
As of December 31, 2009, we had indebtedness of approximately $1,063 million. Our amended and restated credit facility consists of a $375 million revolving credit facility. Borrowings of approximately $100 million and letters of credit of $12.6 million were outstanding as of February 26, 2010 under our amended and restated credit facility. Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

While we believe that we have sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, it is uncertain in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:
•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;
•	requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund working capital, capital expenditures and general corporate requirements;
•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition;
•	causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;
•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;
•	increasing our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;
•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and
•	subjecting us to financial and other restrictive covenants in our indebtedness, which a failure to comply with could result in an event of default.
If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before its maturity. In such circumstances, it is uncertain that we will be able to refinance any of our debt. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Our borrowings under our revolving amended and restated credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. We currently have no such interest rate hedges. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same. This may only be partially offset by earning higher rates of interest on our surplus cash balances. Additionally, our Argentina operations expose us to foreign exchange rate risk from adverse changes in the exchange rate of the dollar to the Argentina peso.
Our indebtedness imposes restrictive covenants on us.
Our credit facility and the indentures governing our senior and senior subordinated notes impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries’ ability to:
•	incur additional debt;
•	make payments on subordinated obligations;
•	make dividends or distributions and repurchase stock;
•	make investments;
•	grant liens on our property to secure debt;
•	enter into certain transactions with affiliates;

•	sell assets or enter into mergers or consolidations;
•	sell equity interests in our subsidiaries;
•	create dividend and other payment restrictions affecting subsidiaries;
•	change the nature of our lines of business;
•	make capital expenditures;
•	designate restricted and unrestricted subsidiaries; and
•	amend or modify our subordinated indebtedness without obtaining consents from the holders of our senior indebtedness.
Our credit facility imposes various customary affirmative covenants on us and our restricted subsidiaries, including among others, reporting covenants, covenants to maintain insurance, comply with laws, maintain properties and other covenants customary in senior credit financings of this type. In addition, our credit facility requires that we comply with various restrictive maintenance financial covenants, including an interest coverage ratio, a debt to annualized Adjusted EBITDA ratio, and capital spending limits.
Furthermore, the covenants in our credit facility include a requirement that an “in-balance” test be satisfied for each $75 million development project other than River City. In general, the “in-balance” test requires that, as of the date of determination prior to commencement of construction, as such term is defined in our credit facility, the project sources exceed the project uses for such project and for all other projects for which construction has commenced for the period from such date of determination through the date six full months after the scheduled opening date of such project. We cannot assure you that we will be able to meet the “in-balance” test for each of our projects on the applicable determination date.
In addition, our amended and restated credit facility provides that we cannot spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we obtain at least $100 million of additional funding through asset sales, receipt of insurance proceeds, tax refunds, litigation settlements, certain dividends and other distributions from our unrestricted subsidiaries and/or gross proceeds received by us from the issuance and sale of non-debt capital.
Our ability to comply with the covenants contained in the instruments governing our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness, including our credit facility and the indentures governing the existing senior and senior subordinated notes, including failure as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition and our ability to comply with the conditions of the Louisiana Gaming Control Board in connection with our Sugarcane Bay and Baton Rouge projects.
If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our outstanding debt instruments, if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.
Servicing our indebtedness will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our credit facility and our existing senior and senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt.
Our future operating performance and our ability to service or refinance our existing indebtedness, and to service, extend or refinance our credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities; our new properties may compete with our existing properties.
We cannot assure you that, if and once completed, the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses; or, even if revenues are sufficient to pay expenses, the new developments and acquired properties will yield an adequate or expected return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital, even as the shortfall increases the need to raise capital. We are currently constructing or developing several new facilities, with our River City facility scheduled to open in March 2010.
As our new properties open, they may compete with our existing properties. For example, our River City casino is located approximately 12 miles from our Lumière Place facility and may divert business away from such location, which would have an adverse effect on our financial performance. In addition, our Sugarcane Bay at L’Auberge du Lac project is expected to be located adjacent to L’Auberge du Lac.
Many factors could prevent us from completing our construction and development projects as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.
Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. Several of the projects we intend to build or are now building entail additional risks related to heights and cranes. Our development and expansion projects also entail significant risks, including:
•	shortages of materials;
•	shortages of skilled labor or work stoppages;
•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;
•	natural disasters, hurricanes, weather interference, floods, fires, earthquakes or other casualty losses or delays;
•	unanticipated cost increases or delays in completing the projects;
•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;
•	changes to plans or specifications;
•	disputes with contractors;
•	construction at our existing properties, which could disrupt our operations;
•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis; and
•	requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost.
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
We are currently in discussions with the contractor regarding the guaranteed maximum price for the Sugarcane Bay project. In the event that we and the general contractor are unable to agree upon the guaranteed maximum price, then, we can either change the scope and scale of the work or terminate the contract that we have with the contractor. We may seek to terminate such contract and seek a new general contractor through competitive bidding. We have not yet entered into a guaranteed maximum price agreement for our Baton Rouge project that would protect us from potential increases in construction costs.
We have begun discussions with the Lake Charles Harbor and Terminal District to revise a ground lease pertaining to land on which the Sugarcane Bay project was to be built before the revisions to the project were made. The project will now be built primarily on land already leased for our L’Auberge du Lac complex. In connection with such revisions, we may owe additional amounts to the District.
The loss of management and other key personnel could significantly harm our business and we may not be able to effectively replace members of management who have left the company.
Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we have entered into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain with us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.
On November 7, 2009, our former Chairman of the Board and Chief Executive Officer, Daniel R. Lee, resigned his positions. At that time, we appointed lead director Richard J. Goeglein to serve as Interim Nonexecutive Chairman of the Board and director John V. Giovenco to serve as Interim Chief Executive Officer. We have initiated a search for a permanent Chief Executive Officer, but we cannot assure you that we will be able to find a permanent Chief Executive Officer and/or Chairman of the Board in a timely manner or at all. A potential delay in finding a permanent Chief Executive Officer and/or a Chairman of the Board may have an adverse effect on our operations. Further, we may lose other members of our management team and/or key employees depending on who is named the permanent Chief Executive Officer or whether we are able to find a permanent Chief Executive Officer in a timely manner.

In addition, our officers, directors and key employees also are required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations.
The gaming industry is very competitive and increased competition, including by Native American gaming facilities, could adversely affect our profitability.
We face significant competition in all of the markets in which we operate. With fewer new markets opening for development in recent years, this competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. Increased competitive pressures may adversely affect our ability to continue to attract customers or require us to offer a larger number of, or more costly, promotions to compete more efficiently.
Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers to our existing casinos would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Illinois, Kentucky, Oklahoma, and California and the development or expansion of Native American casinos in our markets. The value of our site in Atlantic City has been affected and would be affected by the legislation or expansion of casino gaming in Delaware, Maryland, Pennsylvania, West Virginia, New York, northern New Jersey or Connecticut.
In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions and federal law favors the expansion of Native American gaming. In 2007, Indiana approved casinos with 2,000 slot machines at each of two racetracks in the Indianapolis area, both of which opened in 2008. In 2008, New York approved a significant reduction in its gaming tax rate as a specific inducement for a large casino hotel in the Catskills region. In 2008, Maryland voters approved a state constitutional amendment allowing 15,000 slot machines total in five locations. In 2009, the governor of Ohio approved slot machines in the state’s seven racetracks, allowing each to add up to 2,500 video lottery terminals, which approval is being challenged. Also, in November 2009, voters of Ohio approved a proposal that would amend the Ohio constitution to permit four casinos, which are to be located in each of Cleveland, Toledo, Columbus and Cincinnati. In 2009, legislation to approve up to 12 resort casinos, slot machines at racetracks and Native American gaming in Texas was rejected during the state’s 2009 legislative session. In January 2010, Delaware passed legislation that allows table games at three racetracks in the state, which may become operational by the summer of 2010. Also in January 2010, Pennsylvania passed legislation which would allow slots-only casinos in Pennsylvania to feature table games. The Pennsylvania Gaming Control Board has yet to determine how to implement such legislation. We expect similar proposals to legalize or expand gaming will be made in the future in various states and it is uncertain whether such proposals will be successful. Further, because the global economic recession has reduced the revenues of state governments from traditional tax sources, voters and state legislatures may be more sympathetic to proposals authorizing or expanding gaming in those jurisdictions.
Even in gaming markets where the state governments do not choose to increase the maximum number of gaming licenses available, we face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Furthermore, Native American gaming facilities frequently operate under regulatory requirements and tax environments that are less stringent than those imposed on state-licensed casinos, which could provide such Native American gaming facilities with a competitive advantage in our markets.
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

From time to time, our competitors refurbish, rebrand or expand their casino offerings in the markets in which we operate, which could function to increase competition in those markets. For example, a large competitor of our Belterra property recently reopened a rebranded and refurbished riverboat casino in Lawrenceburg, Indiana replacing a smaller facility.
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
To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming facilities. However, it is uncertain whether we will be able to obtain any new licenses, registrations, permits, approvals and findings of suitability that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of our gaming operations in our existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly, and there can be no assurance of success.
We are also subject to a variety of other rules and regulations, including laws and regulations governing the serving of alcoholic beverages at our operating properties. If we are not in compliance with these laws, it could adversely affect our business.
Potential changes in the regulatory environment could harm our business.
Changes in regulations affecting the casino business can affect our existing or proposed operations. In 2006, we purchased the President Casino out of bankruptcy. The President Casino is a small riverboat operation with an aging facility and is located within three blocks of our Lumière Place facility in downtown St. Louis. On January 27, 2010, the Missouri Gaming Commission, or the “MGC”, issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. The MGC alleges in its preliminary order that there has been a purposeful downgrading of the President Casino’s offerings and revenues, which it claims should subject our subsidiary that operates the President Casino to disciplinary action.

In addition, legislators and special-interest groups have proposed legislation from time to time that would restrict or prevent gaming operations. Moreover, various jurisdictions such as Illinois, Delaware, New Jersey and Neuquén, Argentina have restricted smoking on the casino floor. Such restrictions resulted in decreases in gaming revenues. Other restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in income.
We could lose the right to open our River City casino if we fail to meet the conditions imposed by the Missouri Gaming Commission.
One of our subsidiaries was selected by the MGC to proceed for licensing for the operation of the River City casino. The issuance of the operating license is in the discretion of the MGC. Although our subsidiary was selected by the MGC to proceed for licensing, we cannot assure you that the license will ultimately be granted. We have invested a significant amount of capital in this project, which may be lost or difficult to recoup in the event that the license is not ultimately granted to us by the MGC.
We may not meet the conditions for the maintenance of the licenses that we plan to utilize for our Sugarcane Bay and Baton Rouge projects.
In 2006, we acquired two entities that hold Louisiana gaming licenses. One of these licenses is planned to be used in connection with our planned Sugarcane Bay facility and the other license is anticipated to be used in connection with our planned Baton Rouge facility. The Louisiana Gaming Control Board, or the LGCB, has established numerous conditions for use of each of these licenses, which, if not satisfied, could result in forfeiture of such licenses. While we intend to fulfill all conditions set by the LGCB, it is uncertain whether we will be able to do so or that the LGCB would agree to make any amendments to the conditions that might be necessary. Forfeiture of one or both licenses could adversely affect our expansion plans for the Louisiana gaming market.
On December 15, 2009, the LGCB lowered the minimum required expenditure on Sugarcane Bay by $50 million and granted us a further extension for completion. The minimum amount we must spend in building Sugarcane Bay is now $300 million and Sugarcane Bay’s completion deadline is now June 30, 2011. Also, in October 2009, the LGCB granted an additional extension for entering into a construction contract for our Baton Rouge project. The deadline is now March 31, 2010. There is no certainty that any additional extensions, if required, will be granted.
We operate in a highly taxed industry and may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our results could be adversely affected.
In gaming jurisdictions in which we operate, foreign, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.
Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense. From time to time, foreign, state and local governments have increased gaming taxes and such increases can significantly impact the profitability of gaming operations.
We cannot assure you that governments in jurisdictions in which we operate, or the federal government or foreign government, will not enact legislation that increases gaming tax rates. The global economic recession has reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government or foreign government to be more inclined to increase gaming tax rates.

The global financial crisis and recession has affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict.
The continued credit crisis, recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We do not know the duration or severity of the recession. If a significant percentage of our lenders under our amended and restated credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended and restated credit facility. Two of our lenders under our previous credit facility filed for bankruptcy and were unable to fund their pro-rata share of amounts drawn under the revolving credit commitment.
The significant distress recently experienced by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The ongoing credit and liquidity crisis has greatly restricted the availability of capital and has caused the cost of capital, if available, to be much higher than it has traditionally been. Accessing the capital markets in this environment could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.
Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.
Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. For example, floodwall construction along the access road to Boomtown New Orleans resulted in the temporary loss of the property’s main entrance and continued construction along such road may hinder our customers’ ability to access that property. In addition, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties. We believe that the vast majority of our customers drive to our properties.
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
Natural disasters such as major hurricanes, floods, fires and earthquakes could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana properties are located and the severity of such natural disasters is unpredictable. River City is located in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Our former Biloxi facility was destroyed by Hurricane Katrina. Our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge du Lac facility to close for 16 days in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of the President Casino, and caused a power outage over the course of two days at our Belterra Casino Resort.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition could be materially adversely affected.
Natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes.
Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms as well as other losses are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe Occurrence coverage was $400 million per occurrence. Our coverage for a Named Windstorm today is $200 million per occurrence, with a deductible of 5% of stated values (up to a maximum $20 million deductible). In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While the Company expects that its insurance providers will remain solvent, there is no certainty that this will be the case.
Work stoppages, organizing drives and other labor problems could negatively impact our future profits.
Although we are not currently a party to any domestic collective bargaining agreements, some of our employees have been approached by unions. Multiple unions have made claims that they are the exclusive bargaining agent for our St. Louis employees. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future. We are party to a collective bargaining agreement for our Argentina operations.
We are subject to litigation which, if adversely determined, could cause us to incur substantial losses.
From time to time during the normal course of operating our businesses, we are subject to various litigation claims and legal disputes. Some of the litigation claims may not be covered under our insurance policies, or our insurance carriers may seek to deny coverage. As a result, we might also be required to incur significant legal fees, which may have a material adverse effect on our financial position. In addition, because we cannot accurately predict the outcome of any action, it is possible that, as a result of current and/or future litigation, we will be subject to adverse judgments or settlements that could significantly reduce our earnings or result in losses.
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
We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. For example, we acquired two entities that hold riverboat gaming licenses to be used in our Sugarcane Bay and Baton Rouge projects. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.
Private Securities Litigation Reform Act
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, the state of the economy, anticipated completion and opening schedules of various projects, anticipated results for new projects, expansion plans, construction schedules, cash needs, cash reserves, operating and capital expenses, expense reductions, our ability to retain the gaming license for the President Casino in Missouri, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry, our continuing exclusivity rights to operate casinos in Neuquén, Argentina after 2016 and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2009:

			Approximate Number of
			Slot	Table	Guest
Locations	Type of Casino	Principal Markets	Machines	Games	rooms

Operating Properties:
L’Auberge du Lac, LA	Boat-in-moat	Houston, Beaumont, San Antonio, Austin,
		Southwest Louisiana and local patrons	1,601	63	995
Lumière Place Casino and Hotels, MO	Boat-in-moat	Local patrons, Kansas City and Chicago	2,041	69	494
Boomtown New Orleans, LA	Dockside	Local patrons	1,523	39	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Louisville and local patrons	1,562	55	608
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth and local patrons	1,062	32	187
Boomtown Reno, NV	Land-based	Northern California, I-80 travelers and
		local patrons	681	13	318
Casino Magic Argentina (a)	Land-based	Local patrons and regional tourists	1,057	54	32
President Casino, MO	Dockside	Local patrons	644	4	—

			10,171	329	2,634

New Properties Under Construction and/or Development:
River City, MO (b)	Boat-in-moat	Local patrons	2,103	55	—
Sugarcane Bay at L’Auberge du Lac, LA	Boat-in-moat	Houston, Beaumont, San Antonio, Austin,
		Southwest Louisiana and local patrons	1,250	38	400
Baton Rouge, LA	Dockside	Local patrons and regional tourists	1,300	50	100

(a)	The data in the table represent the combined operations of the several casinos we operate in Argentina. In January 2010, we made the decision to explore strategic alternatives for our Argentina operations.

(b)	We expect to open the first phase of River City on March 4, 2010, subject to various regulatory approvals.
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
Belterra Casino Resort: We lease approximately 148 acres of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The current lease term is through September 2010 and has eight remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino. We also own a 54-guestroom Best Western-branded hotel on six acres approximately 10 miles from Belterra.

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
Casino Magic Argentina: We own 20-acres in the Province of Neuquén. We also own the casino, 32-guestroom hotel and other amenities on the site. In San Martín de los Andes, we lease the building in which we operate a smaller casino.
President Casino: We own approximately two acres of contiguous land in St. Louis adjacent to the mooring site of the President Casino. We own all of the improvements and facilities at the property, including the casino.
River City: We lease 56 acres in south St. Louis County located approximately 12 miles south of downtown St. Louis, where we have built our River City casino. We built an approximately one-mile-long, four-lane public road to connect River City to the nearby interstate highway.
Sugarcane Bay at L’Auberge du Lac: Adjoining L’Auberge du Lac, we lease approximately 234 acres of land from the Lake Charles Harbor and Terminal District. Previously, our Sugarcane Bay project was to occupy a portion of this land. However, our updated plans for Sugarcane Bay announced in November 2009 have moved the project and it is estimated we will now use approximately five acres of this land for our Sugarcane Bay project. The lease has an initial term of 10 years, commencing on the opening of Sugarcane Bay with six renewal options of 10 years each, similar to the L’Auberge du Lac lease. The annual rent on the 234-acre lease is $1.2 million for the first five years commencing with the opening of Sugarcane Bay and thereafter the amount adjusts annually for changes in the Consumer Price Index, not to exceed 5% in any given year. Prior to the opening of Sugarcane Bay, we are obligated to pay one-half of the annual rent on the date that certain conditions have been meet, such as obtaining all the required permits, licenses or approvals. Within the leased land, we purchased 50 acres for $5.0 million, which purchase did not change the base rent amount, the location of which we will designate prior to the opening of Sugarcane Bay. We have begun discussions with the District to revise this lease to provide for the fact that our Sugarcane Bay project will now be built primarily on land already leased for our L’Auberge du Lac complex. In connection with such revisions, we may owe additional amounts to the District. In addition, we own approximately 56 acres of land near the Sugarcane Bay and L’Auberge du Lac properties.
Baton Rouge: We own approximately 575 acres of land approximately 10 miles south of downtown Baton Rouge, Louisiana. We intend to build a casino-hotel on a portion of such land.
Lake Charles, Louisiana: In connection with the purchase of the two entities from Harrah’s in 2006, which entities included two licenses we plan to use for our Sugarcane Bay and Baton Rouge projects, we acquired two dockside riverboat casinos, neither of which are in service. In addition, we acquired approximately nine acres of land containing a non-operating hotel and parking structure. We also acquired two water bottom leases with the State of Louisiana at the former casino site, which expire in 2010.
Atlantic City, New Jersey: We own approximately 19 contiguous acres of land at the heart of Atlantic City along the Boardwalk. We have demolished the former casino-hotel as well as certain other structures on the site. In late 2008, we suspended development activities indefinitely. In January 2010, we made the decision to sell our assets in Atlantic City as we no longer intend to develop on our site.
Central City, Colorado: We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado. In addition, we have an option to purchase an additional six acres of adjoining non-casino-zoned land.

Virtually all of our real property interests collateralize our obligations under our amended and restated credit facility, except for the real estate owned in Atlantic City and Argentina. For a description of the segments that use the properties described above, please see the table above.

Item 3.	Legal Proceedings
Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, which provided $50 million of coverage, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. On February 3, 2010, we settled all claims with RSUI Indemnity Company, in exchange for its agreement to pay us approximately $23.4 million, which we received on February 12, 2010. RSUI Indemnity Company had previously paid us approximately $2 million, which brought RSUI Indemnity Company’s total payment on the claim to $25.4 million. The Company has received payments totaling approximately $215 million from its insurers relative to these claims. The Company has no further outstanding insurance claims related to Hurricane Katrina.
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge ruled from the bench that she will dismiss Jebaco’s complaint in its entirety. On February 11, 2010, the written order dismissing Jebaco’s complaint was entered. Jebaco has sixty days from February 11, 2010 to appeal the state court’s decision.

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
On January 7, 2009, ACE petitioned the United States District Court for the District of New Jersey for an order compelling arbitration. On September 29, 2009, the federal court denied the petition and ACE has appealed to the United States Court of Appeals for the Third Circuit. On February 18, 2009, the trial judge in the state court action issued an order staying the arbitration, which we have also appealed. Oral argument in the appeal of the state court order was heard on December 16, 2009, but no ruling has yet been issued. Discovery in the state court lawsuit has commenced. On July 17, 2009, the state trial judge denied Madison House’s motion for partial summary judgment on the issue of whether ACE’s non-operation of the hotel following the closure of the Sands constituted a breach of the lease. While the Company cannot predict the outcome of this litigation, it intends to defend the matter vigorously.
Collective Bargaining Agreements: On May 17, 2006, we entered into a Memorandum of Agreement (the “MOA”) with Unite HERE Local 74 (“Union”) commensurate with our obligations under a development agreement with the city of St. Louis that, among other things, provided union access to certain employees (“bargaining unit employees”) employed at our Lumière Place facility should the Union manifest its intent to organize those employees. Additionally, the MOA provided that we would recognize the Union as the exclusive bargaining representative of the bargaining unit employees if a majority of the employees (verified by a neutral arbitrator) indicated their desire to be represented by the Union by signing an authorization card.
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
During March and April 2009, we received competing claims from three unions, each claiming to be the exclusive collective bargaining representative of our St. Louis employees, including a claim from one union that they were the successor to the Union. In response to the competing claims for recognition, we withdrew recognition from the Union because of a lack of continuity of representation. In May 2009, we notified the Union that the collective bargaining agreement for HoteLumière was no longer in effect and that the collective bargaining agreement for the President Casino was being terminated. In May 2009, one of the unions claiming to be the successor to the Union filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging, among other things, that we refused to bargain in good faith by refusing to engage in collective bargaining negotiations, by refusing to negotiate over the discharge of employees, and by withdrawing recognition and abrogating the terms and conditions of employment. The NLRB dismissed the charge filed against HoteLumière.
In October 2009, the Union again changed its affiliation, and again requested recognition, which was denied. In December 2009, the Union filed charges with the NLRB alleging that Lumière Place and President Casino acted unlawfully when they refused to recognize and deal with the Union. In January 2010, the NLRB issued a Complaint and Notice of Hearing against Lumière Place and President Casino. The hearing is scheduled to commence in April 2010.

President Casino: The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The current certification of the hull by the American Bureau of Shipping (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. On July 28, 2009, the Missouri Gaming Commission (“MGC”) held a public hearing to discuss our plans to address the expiration of the ABS certification in 2010. At such hearing, we proposed, subject to MGC review and ABS and other approvals, to replace the Admiral with a different vessel, specifically a riverboat built in 1993, which we acquired in 2006. Such boat has been out of service since Hurricane Rita in 2005. At this July 28, 2009 hearing, the Executive Director of the MGC, through counsel, made a recommendation that the MGC issue a ruling to prohibit Pinnacle from repairing, replacing or moving the Admiral. On August 26, 2009, the MGC approved a resolution that it is not practicable for us to repair the President Casino and prohibits us from relocating the President, or any other vessel, from the current location of the President Casino. The MGC’s resolution also provided that a new license would be needed to replace the President Casino with another vessel at its present site. On September 24, 2009, we filed a petition for judicial review with the Missouri Court of Appeals, Western District (“CAWD”) regarding the MGC’s resolution. The petition requests that the CAWD (1) set aside the MGC’s resolution; (2) stay the resolution, or alternatively, issue a writ of prohibition which would prevent the MGC from enforcing the resolution. On September 25, 2009, we filed a motion in the CAWD requesting that the CAWD (1) stay the enforcement of the resolution, (2) grant us the specific right, pending the appeal, to make and execute all necessary plans to repair or replace the President Casino and (3) order expedited briefing, argument, and review of the appeal. On October 7, 2009, the MGC responded to the motion to stay by arguing that the MGC is not trying to prohibit the repair of the Admiral and that whether the hull of the Admiral can be recertified is between us and the ABS. On October 15, 2009, the CAWD denied the motion to stay and set an accelerated briefing schedule for the appeal. On October 22, 2009 the MGC moved to dismiss our appeal.
On January 27, 2010, the MGC issued a preliminary order for disciplinary action against the President Riverboat Casino-Missouri, Inc. (“PRC-MO”), a wholly-owned subsidiary of Pinnacle Entertainment, Inc. and the operator of President Casino. The preliminary order proposes that the MGC revoke the license of the PRC-MO. The MGC alleges in its preliminary order that there has been a purposeful downgrading of the President Casino’s offerings and revenues, which it claims should subject PRC-MO to disciplinary action. On February 19, 2010, the Company filed a response to the preliminary order for disciplinary action and made a request for a hearing. The Company is examining all available legal remedies in connection with this matter.
Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the IDR challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, the Company submitted additional information to the IDR for consideration. On February 9, 2010, the Company received a revised proposed assessment in the amount of $7.3 million, excluding interest and penalties. The Company has 45 days to formally respond.
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
Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2009
Fourth Quarter	$11.82	$8.07
Third Quarter	11.49	8.35
Second Quarter	13.99	6.81
First Quarter	8.83	4.78
2008
Fourth Quarter	$7.91	$2.58
Third Quarter	13.36	6.57
Second Quarter	17.86	10.32
First Quarter	23.74	12.12
As of February 24, 2010, there were 2,316 stockholders of record of our common stock.
Dividends: We did not pay any dividends in 2009 or 2008. Our indentures governing our 8.625% senior notes due 2017, 7.50% senior subordinated notes due 2015, and 8.25% senior subordinated notes due 2012 and the amended and restated credit facility limit the amount of dividends that we are permitted to pay. The Board of Directors does not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the expansion of our business.
Share Repurchase: During the years ended December 31, 2009 and 2008, we did not make any purchases of the Company’s equity securities.
Sales of Unregistered Equity Securities: During the years ended December 31, 2009 and 2008, we did not issue or sell any unregistered equity securities.
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
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2004 and ending December 31, 2009, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Pinnacle Entertainment, Inc.	$100.00	$124.92	$167.54	$119.11	$38.83	$45.40
NYSE Composite Index	$100.00	$109.36	$131.74	$143.42	$87.12	$111.76
Dow Jones US Gambling Index	$100.00	$101.44	$147.81	$169.69	$45.64	$71.07

*	Assumes $100 invested on December 31, 2004 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Item 6.	Selected Financial Data
The following selected financial information for the years 2005 through 2009 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)
		(in millions, except per share data)
Results of Operations:
Revenues	$1,045.6	$1,044.7	$921.8	$911.5	$668.5
Operating income (loss)	(188.3)	(345.3)	16.8	98.3	32.3
Income (loss) from continuing operations, net of income taxes	(257.8)	(370.2)	—	63.3	(0.1)
Income (loss) from discontinued operations, net of income taxes	(0.5)	47.6	(1.4)	13.6	6.2
Income (loss) from continuing operations per common share:
Basic	$(4.29)	$(6.17)	$0.00	$1.33	$0.00
Diluted	$(4.29)	$(6.17)	$0.00	$1.28	$0.00
Other Data:
Capital expenditures	$226.4	$306.0	$545.6	$186.5	$193.9
Ratio of Earnings to Fixed Charges (f)	—	—	—	2.57	—
Cash flows provided by (used in):
Operating activities	$120.2	$129.3	$153.4	$206.5	$61.7
Investing activities	(202.4)	(306.0)	(566.2)	(459.3)	(138.6)
Financing activities	96.6	101.9	414.6	294.1	23.2
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$138.9	$125.0	$197.3	$216.7	$156.5
Total assets	1,843.9	1,919.2	2,193.5	1,737.8	1,244.9
Long-term debt	1,063.3	943.2	841.3	774.3	657.7
Stockholders’ equity	494.4	739.3	1,052.4	694.6	427.8

(a)	The financial results for 2009 reflect impairment charges totaling $207 million related to indefinite-lived intangible assets, real estate, buildings and equipment and previously capitalized costs associated with certain development projects.

(b)	The financial results for 2008 included a full year of operations at Lumière Place and also reflect impairment charges totaling $318 million related to goodwill, indefinite-lived intangible assets, undeveloped real estate and previously capitalized costs associated with certain development projects. Income from discontinued operations reflects a gain of $54.9 million, net of income taxes, related to insurance proceeds received related to our former Casino Magic Biloxi operations.

(c)	The financial results for 2007 include the opening of the casino at Lumière Place in mid-December 2007 and a majority of L’Auberge du Lac’s new 252 guestrooms in late December 2007.

(d)	In 2006, we completed the sale of our two card club casinos and our Casino Magic Biloxi site and certain related assets. In accordance with U.S. GAAP, these assets and related liabilities were reclassified to “assets held for sale” as of December 31, 2005 and the financial results reflect the Casino Magic Biloxi and card club operations as discontinued operations for all periods presented. This had no effect on previously reported net income (loss). The financial results for 2006 reflect the May 2006 opening of The Casino at Emerald Bay, the President Casino acquisition in December 2006 and net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation.

(e)	The financial results for 2005 reflect the May 2005 opening of L’Auberge du Lac, the July 2005 opening of a replacement casino in Neuquén, Argentina, and the former Embassy Suites Hotel, refurbished and renamed HoteLumière.

(f)	In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges and excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $269 million, $449.9 million, $48.5 million and $24.5 million for the fiscal years ended December 31, 2009, 2008, 2007 and 2005, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, and other filings with the Securities and Exchange Commission.
EXECUTIVE OVERVIEW
Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We currently operate seven domestic casinos, including L’Auberge du Lac in Lake Charles, Louisiana; Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; Boomtown Reno in Reno, Nevada; and the President Casino in St. Louis, Missouri. Internationally, we operate one significant and several small casinos in Argentina. We previously operated a small casino in the Bahamas, which we closed on January 2, 2009.
We have a number of projects at various stages of development. In south St. Louis County, Missouri, we have completed construction of our River City casino, which we expect to open on March 4, 2010. In Louisiana, we have begun preliminary work on our Sugarcane Bay at L’Auberge du Lac project, and continue to proceed with design and entitlement work for our Baton Rouge project.
We operate casino properties, all of which include gaming, and some of which include hotel, dining, retail and other amenities. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital intensive and we rely on the ability of our resorts to generate operating cash flow to pay interest, repay debt financing costs and fund maintenance capital expenditures.
Our mission is to increase shareholder value. We intend to accomplish this through our long-term strategy of building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital; maintaining and improving each of our existing properties; and providing our guests with their favorite games in attractive surroundings with quality guest service. Hence, we are developing new, high-quality gaming properties in attractive gaming markets; we are maintaining and improving our existing properties with disciplined capital expenditures; we continually focus on customer service; and we may make strategic acquisitions, either alone or with third parties, when and if available, on terms we believe are reasonable.
In July 2009, we successfully amended our bank credit facility to, among other things, permit the issuance of senior unsecured debt. In August 2009, we closed a private offering of $450 million in aggregate principal amount of 8.625% senior notes due 2017 (the “8.625% Notes”). The $434 million in net proceeds was used to repay our then funded bank borrowings of $206 million, repurchase or redeem all $135 million aggregate principal amount of our 8.75% senior subordinated notes due 2013 (the “8.75% Notes”) and $75.0 million in aggregate principal amount of our existing 8.25% senior subordinated notes due 2012 (the “8.25% Notes”), and for general corporate purposes.
On February 5, 2010, we entered into a $375 million amended and restated credit facility, replacing our prior $531 million credit facility, which among other things, provides for a stated maturity date of March 31, 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% Notes are outstanding on September 30, 2011.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three years ended December 31, 2009, 2008 and 2007. As discussed in Note 12 to our audited Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 12 to our audited Consolidated Financial Statements for more information regarding our segment information and a reconciliation of this financial information to income from continuing operations in accordance with U.S. GAAP.

	For the year ended December 31,
	2009	2008	2007
		(in millions)
Revenues:
L’Auberge du Lac	$339.0	$342.6	$321.2
Lumière Place	219.0	174.2	8.0
Boomtown New Orleans	137.7	158.4	162.0
Belterra Casino Resort	161.9	168.6	177.9
Boomtown Bossier City	90.9	88.9	89.7
Boomtown Reno	38.7	46.0	67.2
Casino Magic Argentina	36.2	40.0	37.3
President Casino	20.4	25.8	58.1
Other	1.8	0.2	0.4

Total revenues	$1,045.6	$1,044.7	$921.8

Operating income (loss)	$(188.3)	$(345.3)	$16.8

Income (loss) from continuing operations	$(257.8)	$(370.2)	$0.1

Adjusted EBITDA (a):
L’Auberge du Lac	$79.2	$84.3	$75.2
Lumière Place	42.0	10.1	(1.0)
Boomtown New Orleans	37.6	54.2	54.2
Belterra Casino Resort	26.5	29.7	39.3
Boomtown Bossier City	19.2	17.1	17.9
Boomtown Reno	(2.6)	(4.4)	3.5
Casino Magic Argentina	9.1	11.8	14.3
President Casino	(2.9)	(5.0)	7.1

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, gain (loss) on early extinguishment of debt and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.
Comparison of the year ended December 31, 2009 to December 31, 2008 and December 31, 2007
The 2009 results reflect a very strong first half of the year, offset by a softer second half of 2009, including a fourth quarter in which the regional economies in which we operate experienced a significant downturn compared to the 2008 period. Results at Lumière Place improved dramatically, consistent with the anticipated maturing of the property, growth of market share and improved operating efficiencies. Offsetting Lumière Place’s improvements were operating downturns at Boomtown New Orleans and L’Auberge du Lac, which results reflect challenging economic conditions and increased marketing efforts by regional competitors. Our marketing programs implemented to address the increased competition did not produce intended results.

Overall, our regional diversification continues to benefit us, as such diversification allowed for full-year improvements at Lumière Place and relatively stable results at Boomtown Bossier City and Belterra Casino Resort to minimize the downturns experienced at the other locations. We expect that such regional diversification will continue with the anticipated opening of River City on March 4, 2010.
Segment comparison of the year ended December 31, 2009 to December 31, 2008 and December 31, 2007
Each segment’s contribution to the operating results was as follows:
L’Auberge du Lac

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$298.6	$300.7	$288.5	(0.7)%	4.2%
Total revenues	339.0	342.6	321.2	(1.1)%	6.7%
Operating income	50.0	49.1	48.2	1.8%	1.9%
Adjusted EBITDA	79.2	84.3	75.2	(6.0)%	12.1%
L’Auberge du Lac, our largest property, achieved increased results for the first three quarters of 2009, offset by decreased results for the fourth quarter of 2009 as compared to the 2008 period. Contributing to the variance was a lower-than-normal table games hold level during the fourth quarter of 2009, as well as a comparable 2008 fourth quarter that benefited from Hurricane Ike recovery efforts and related spending in southeast Texas. We increased our marketing spend to address increased competitor marketing efforts. Based on post-event analysis, some of these marketing efforts proved to be inefficient.
Revenues and Adjusted EBITDA increased from 2007 to 2008 due to the benefits of the completion of the expansion of both guestrooms and other amenities in January 2008. The guestroom expansion increased the available hotel rooms to 995 from 743.
Lumière Place

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$179.2	$140.6	$4.7	27.5%	2,891.5%
Total revenues	219.0	174.2	8.0	25.7%	2,077.5%
Operating income	5.1	(38.5)	(29.4)	113.2%	31.0%
Adjusted EBITDA	42.0	10.1	(1.0)	315.8%	NM

NM	— Not meaningful
Lumière Place includes the Lumière Place Casino, which opened in late 2007, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière, each of which opened in early 2008, and other amenities, comprising the Lumière Place complex. Overall operational results at Lumière Place continued to improve during 2009 as the complex completed its second year of operations. In addition, Missouri’s so-called gambling “loss limit”, wherein players were required to have player cards and a player’s “buy-in” was limited to $500 in a two-hour period, was repealed in November 2008, commensurate with an increase in the gaming tax rate.

Boomtown New Orleans

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$131.8	$151.7	$154.8	(13.1)%	(2.0)%
Total revenues	137.7	158.4	162.0	(13.1)%	(2.2)%
Operating income	29.9	45.1	45.7	(33.7)%	(1.3)%
Adjusted EBITDA	37.6	54.2	54.2	(30.6)%	—
Results during 2009 at Boomtown New Orleans reflect the heightened competition in the area, principally from the Mississippi Gulf Coast, floodwall construction along the primary access road to our property; as well as softer economic conditions. As the Hurricane Katrina relief efforts have been reduced, the related spending, construction activity and discretionary income have declined, which has dampened operating results throughout the region. To address these issues, Boomtown New Orleans is revisiting certain aspects of its marketing program, including increased marketing efforts to draw in local customers with events and promotions, which in the fourth quarter of 2009 in particular, adversely affected our operating results.
Boomtown New Orleans achieved Adjusted EBITDA in 2008 that equaled 2007 results despite the temporary closure and other hurricane disruptions in the third quarter of 2008. We estimate that Hurricanes Gustav and Ike negatively affected Boomtown New Orleans’ net revenues by approximately $2.7 million during 2008.
Belterra Casino Resort

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$139.5	$144.0	$153.6	(3.1)%	(6.3)%
Total revenues	161.9	168.6	177.9	(4.0)%	(5.2)%
Operating income	12.7	15.3	23.1	(17.0)%	(33.8)%
Adjusted EBITDA	26.5	29.7	39.3	(10.8)%	(24.4)%
Results during 2009 at Belterra reflect poor general economic conditions and increased competition in Belterra’s market area. During mid-2008, two racetrack casinos opened in the Indianapolis metropolitan area, each of which operate approximately 2,000 slot machines. One of these competitors replaced its temporary casino with a significantly nicer permanent facility in March 2009 and the other competitor replaced a smaller facility with a new, larger casino in Lawrenceburg, Indiana in June 2009. In order to address this increased competition, we increased our marketing efforts and expenditures. Some of these marketing efforts proved to be inefficient.
On November 3, 2009, Ohio voters passed a constitutional amendment which allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. In the event a new casino is developed in Cincinnati or Columbus, which is likely to take several years to develop and open, it will likely provide additional competition to Belterra.
Boomtown Bossier City

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$85.7	$83.4	$84.6	2.8%	(1.4)%
Total revenues	90.9	88.9	89.7	2.2%	(0.9)%
Operating income	12.6	2.1	9.9	500.0%	(78.8)%
Adjusted EBITDA	19.2	17.1	17.9	12.3%	(4.5)%

Boomtown Bossier City achieved increased revenues and Adjusted EBITDA for the 2009 year despite the competitive Bossier City/Shreveport gaming market, and improved Adjusted EBITDA through a refinement of the property’s marketing efforts and certain cost-cutting measures. Full year results in 2008 were relatively consistent with the results in 2007. Boomtown Bossier City competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth.
Boomtown Reno

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$22.2	$23.8	$35.3	(6.7)%	(32.6)%
Total revenues	38.7	46.0	67.2	(15.9)%	(31.5)%
Operating loss	(17.6)	(23.6)	(3.9)	25.4%	(505.1)%
Adjusted EBITDA (loss)	(2.6)	(4.4)	3.5	41.0%	(225.7)%
Boomtown Reno has been affected by significant competition from the northern California Native American gaming market, as well as poor economic conditions in both the Reno market and northern California. Reduced operating loss and Adjusted EBITDA loss for the year ended December 31, 2009 are due to cost-cutting measures. Employee headcount as of December 31, 2009 has decreased 11% from December 31, 2008.
Casino Magic Argentina

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$32.5	$35.9	$34.5	(9.5)%	4.1%
Total revenues	36.2	40.0	37.3	(9.5)%	7.2%
Operating income	6.2	6.8	11.6	(8.8)%	(41.4)%
Adjusted EBITDA	9.1	11.8	14.3	(22.9)%	(17.5)%
Casino Magic Argentina includes a sizable casino-hotel facility in Neuquén, and several smaller casinos in other parts of the Province of Neuquén. Revenues have decreased due to a recent decline in the value of the Argentina peso, as well as weakness in the Argentina economy. The decrease in Adjusted EBITDA reflects the currency decline and inflation of certain costs, principally payroll costs.
In January 2010, we made the decision to explore strategic alternatives for our Argentina operations.
The President Casino

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Gaming revenues	$19.1	$23.6	$53.6	(19.1)%	(56.0)%
Total revenues	20.4	25.8	58.1	(20.9)%	(55.6)%
Operating income (loss)	(9.1)	(38.1)	0.1	76.1%	NM
Adjusted EBITDA (loss)	(2.9)	(5.0)	7.1	42.2%	(170.4)%

NM	— Not meaningful
Revenues for 2009 have decreased from the prior year due principally to competition from an expanded competing property across the river and the neighboring Lumière Place. As a result, beginning in late 2008, we eliminated mid-week table game operations at the President and reduced operating hours for the entire casino mid-week. These cost-cutting measures have resulted in a decreased Adjusted EBITDA loss for 2009. During the year, operations at the President were also adversely affected due to temporary flood-related closures.

The President Casino operates on a vessel known as the Admiral. The certification of the hull by ABS Consulting (“ABS”) expires in July 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. During 2009, we proposed a plan to the Missouri Gaming Commission (“MGC”) to repair the Admiral prior to the expiration of the ABS certification. On January 27, 2010, the MGC issued a preliminary order for disciplinary action against the President Casino, which proposes that the MGC revoke the gaming license of the President Casino. The MGC alleges in its preliminary order that there has been a purposeful downgrading of the President Casino’s offering and revenues, which the MGC claims should subject the President Casino to disciplinary action. On February 19, 2010, we filed a response to the preliminary order for disciplinary action and made a request for a hearing. We are pursuing all available legal remedies in connection with this matter. For further detail, see Note 10, Commitments and Contingencies, and Note 14, Subsequent Events, to the Consolidated Financial Statements.
Other factors affecting income from continuing operations

	For the year ended December 31,			Percentage Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Other benefits (costs):
Corporate expenses	$(40.2)	$(38.2)	$(39.8)	5.2%	(4.0)%
Depreciation and amortization expense	(105.1)	(117.8)	(80.3)	(10.8)%	46.7%
Pre-opening and development costs	(28.7)	(55.4)	(60.8)	(48.2)%	(8.9)%
Non-cash share-based compensation	(13.9)	(9.2)	(8.4)	51.1%	9.5%
Impairment of goodwill	—	(28.5)	—	NM	NM
Impairment of indefinite-lived intangible assets	(1.9)	(41.4)	—	(95.4)%	NM
Impairment of land and development costs	(188.4)	(228.0)	—	(17.4)%	NM
Impairment of buildings, riverboats and equipment	(16.5)	(20.3)	(4.9)	(18.7)%	314.3%
Write-downs, reserves and recoveries, net	(1.7)	(4.3)	0.5	(60.5)%	(960.0)%
Other non-operating income	0.3	2.7	15.5	(88.9)%	(82.6)%
Interest expense, net of capitalized interest	(70.5)	(53.0)	(25.7)	33.0%	106.2%
Gain on sale of equity securities	12.9	—	—	NM	—
Impairment of investment in equity securities	—	(29.1)	—	NM	NM
Loss on early extinguishment of debt	(9.5)	—	(6.1)	NM	NM
Income tax benefit (expense)	(2.7)	54.5	(0.5)	(105.0)%	NM

NM	— Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses in 2009 included approximately $5.0 million of compensation expense related to the resignation of a corporate officer and other staff reductions at our corporate headquarters. Additionally, the prior-year period included approximately $1.5 million of compensation expense related to the resignation of a corporate officer.
Depreciation and amortization expense decreased in 2009 due to the decreased asset basis resulting from our 2008 fourth quarter impairment of certain long-lived assets. The increase in 2008 is primarily due to the opening of Lumière Place and the expansion at L’Auberge du Lac.

Pre-opening and development costs for the fiscal years ended December 31, 2009, 2008 and 2007 consist of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Atlantic City (a)	$12.1	$17.3	$18.7
River City (b)	8.0	6.1	4.8
Baton Rouge	5.8	7.5	9.5
Sugarcane Bay	2.0	3.2	1.8
Missouri Proposition A Initiative	—	7.9	—
Lumière Place	—	7.8	22.9
Kansas City	—	4.6	2.2
Other	0.8	1.0	0.9

Total pre-opening and development costs	$28.7	$55.4	$60.8

(a)	In late 2008, we decided to suspend substantially all development activities in Atlantic City indefinitely. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land. In January 2010, we made the decision to sell our assets in Atlantic City as we no longer intend to develop on our site.

(b)	Pre-opening costs at the River City project, expected to open in March 2010, includes $3.8 million for non-cash straight-lined rent accruals under a lease agreement for the year ended December 31, 2009.
Non-cash share-based compensation was $13.9 million, $9.2 million, and $8.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These compensation expenses relate to the fair value of options on the date of issuance and are not related to actual stock price performance. The number of options granted under our equity incentive compensation plan was 559,800 in 2009, versus 2,070,500 and 552,500 in 2008 and 2007, respectively. The expense for 2009 has increased over the prior year period due to the accelerated vesting of certain stock options. In May 2009, all previously outstanding unvested stock option grants to members of our Board of Directors became fully vested resulting in a charge of $3.2 million to compensation expense. In addition, in November 2009, concurrent with the resignation of a corporate officer, certain stock option grants became fully vested, resulting in a charge of $2.0 million to compensation expense.
Impairment of goodwill. In accordance with authoritative guidance, the Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of our annual impairment testing, we recorded no impairment charges to goodwill for the year ended December 31, 2009. During 2008, the carrying amounts of goodwill associated with Boomtown Reno and the President Casino were impaired by $9.9 million and $18.6 million, respectively. There were no such impairment charges for the year ended December 31, 2007.
Impairment of indefinite-lived intangible assets. Indefinite-lived intangible assets include gaming licenses, and all of such assets are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of our annual review during the fourth quarter of 2009, we fully impaired the gaming license related to our President Casino, which resulted in an impairment charge of $1.9 million. During 2009, we proposed to the MGC two separate plans to relocate or replace the Admiral riverboat, on which the President Casino operates, with a newer, larger casino riverboat. We were informed by the MGC that either plan of action would require us to forfeit our license and reapply for a new gaming license in a public bid process open to all interested parties. On January 27, 2010, the MGC issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino.
During 2008, we determined the fair value of each of our gaming licenses related to Sugarcane Bay, Baton Rouge and Boomtown Bossier City was less than its carrying value, and as a result, for the year ended December 31, 2008, we recorded impairment charges of $20.3 million, $15.4 million, and $5.7 million, respectively. There were no such impairment charges for the year ended December 31, 2007.

Impairment of land and development costs consists of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Atlantic City	$160.0	$196.7	$—
Sugarcane Bay at L’Auberge du Lac	20.9	9.2	—
President Casino	3.5	3.6	—
Boomtown Reno	2.9	0.5	—
Baton Rouge	0.7	4.9	—
Other projects	0.4	13.1	—

Impairment of land and development costs	$188.4	$228.0	$—

During the fourth quarter of 2009, we determined that, in accordance with applicable guidance, a triggering event had occurred for our land held in Atlantic City, New Jersey due to the continuing economic downturn of the gaming market in Atlantic City as the result of increased competitive pressures in surrounding markets, including Pennsylvania, as well as the continued deterioration in commercial real estate values in the area. We tested the carrying value of our land holdings for recoverability, and based on the result of these tests, recorded impairment charges of $160 million during the fourth quarter of 2009. We also began marketing the Atlantic City land and related business assets for sale in February 2010.
During the fourth quarter of 2009, we re-evaluated the scope and design of our Sugarcane Bay and Baton Rouge projects. The Sugarcane Bay project was relocated from land adjacent to L’Auberge du Lac to the existing L’Auberge du Lac footprint. In addition, the size of the project, the anticipated amenities, and other items were reduced in scope. As a result of these changes, the previously capitalized development costs of $20.9 million associated with the prior Sugarcane Bay design were fully impaired.
Our Baton Rouge project will be similar to the original design. However, the orientation and structure of the hotel have changed, resulting in the impairment of certain of the capitalized design components of the project totaling $0.7 million in the fourth quarter of 2009.
Due to poor historical and prospective financial performance outlook for our President Casino, as well as communications with the MGC during the fourth quarter of 2009 as discussed above, we determined there was a triggering event requiring review of the President Casino assets during the fourth quarter of 2009. As a result of these tests, we determined that certain land holdings were impaired and recorded impairment charges of $3.5 million during the fourth quarter of 2009.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at the property for recoverability. As a result of these tests, we recorded impairment charges of $2.9 million related to real estate and an additional $7.4 million related to buildings and equipment, discussed below, during the fourth quarter of 2009.
In addition, the scope of certain previously planned property improvement projects was reduced or eliminated. As a result, we reviewed all previously capitalized development costs and recorded impairment charges as appropriate.
During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of most gaming stocks and gaming assets. As a result, we determined that a triggering event in accordance with applicable guidance occurred in the fourth quarter of 2008. Given the deterioration in commercial real estate values, and uncertainties surrounding the Company’s access to sufficient resources to adequately finance the its development pipeline at that time, all development project land holdings and related capitalized costs were reviewed for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs were impaired and we recorded charges totaling $228.0 million as of December 31, 2008. There were no such impairment charges for the year ended December 31, 2007.

Impairment of buildings, riverboats and equipment consists of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Corporate jet	$8.7	$—	$—
Boomtown Reno	7.4	7.7	—
President Casino	—	6.6	—
Other	0.4	6.0	4.9

Impairment of buildings, riverboats and equipment	$16.5	$20.3	$4.9

During the fourth quarter of 2009, we listed our corporate jet for sale. We incurred an impairment charge of $8.7 million as the carrying amount exceeded the fair value.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at Boomtown Reno for recoverability. As a result of these tests, we determined that certain buildings and equipment were impaired and as of December 31, 2009, we recorded impairment charges of $7.4 million.
In addition, during the year we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business.
During the fourth quarter of 2008, we determined a triggering event occurred for Boomtown Reno and the President Casino due to poor operating performance and a poor prospective financial performance outlook. As a result, we determined certain buildings, riverboats and equipment were impaired and as of December 31, 2008, we recorded impairment charges of $7.7 million and $6.6 million, for Boomtown Reno and the President Casino, respectively. In addition, during 2008 we incurred impairment charges of $4.5 million related to two idle riverboats acquired in 2006. During 2007, we recorded a loss of $1.0 million related to a cancelled condominium project in St. Louis, Missouri, a loss of $1.0 million related to a postponed guestroom addition project for Belterra Casino, and impairment charges related to gaming equipment that was adjusted to its net realizable value prior to being sold.
Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
(Gain)/loss on sale of assets (a)	$1.7	$3.0	$(0.5)
Customer loyalty program related expenses (b)	—	1.4	—
Insurance proceeds	—	(0.2)	—
Other	—	0.1	—

Write-downs, reserves and recoveries, net	$1.7	$4.3	$(0.5)

(a)	During 2009 and 2008, we sold slot machines at our properties for a loss of $1.7 million and $3.0 million, respectively. During 2007, we recorded a $0.5 million gain on the sale of a corporate aircraft.

(b)	During the year ended December 31, 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. The disclosure of point balances to our customers resulted in a non-cash charge to establish a theoretical liability for such initial amounts.

Other non-operating income consists primarily of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Interest income	$0.3	$2.0	$15.2
Dividend income	—	0.7	0.3

Total other non-operating income	$0.3	$2.7	$15.5

Interest income has decreased during the year ended December 31, 2009 compared to the prior-year period primarily due to lower short-term interest rates in the current period. We utilize conservative investment options, resulting in low levels of interest income relative to surplus cash. Prior-year dividend income relates to our shares held in Ameristar Casinos, Inc., which suspended dividend payments from the third quarter of 2008 to the second quarter of 2009. We sold all shares held during 2009.
Interest expense, net of capitalized interest was as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Interest expense before capitalization of interest	$84.3	$78.1	$68.6
Less capitalized interest	(13.7)	(25.1)	(42.9)

Interest expense, net of capitalized interest	$70.6	$53.0	$25.7

The increase in interest expense before capitalized interest for the year ended December 31, 2009 from the same 2008 period was principally due to the replacement of less expensive revolver borrowings with new, long-term 8.625% Notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the 8.625% Notes warranted the higher interest rate, particularly as we prepare our capital structure for our planned growth. The decrease in capitalized interest was principally due to the suspension of development activities in Atlantic City, partially offset by an increase in such activities attributable to our River City project.
Gain on sale of equity securities During 2009, we sold all 1.2 million shares that we held in Ameristar Casinos, Inc. for cash proceeds of $23.7 million and realized a gain of $12.9 million. The shares were purchased in 2006 with the intent of proposing a combination of the two companies. However, given subsequent changes in the financial markets, we determined that such combination was no longer in the best interests of our stockholders.
Impairment of investment in equity securities At December 31, 2008, we owned 1.2 million shares of common stock in Ameristar Casinos, Inc., as discussed above. In accordance with applicable guidance, the decline in market value during 2008 was considered “other-than-temporary” and an impairment charge of $29.1 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2008.
Loss on early extinguishment of debt During 2009, we issued $450 million aggregate principal amount of 8.625% Notes, and used much of the net proceeds to retire early other outstanding indebtedness. Such early retirements resulted in a write-off of $9.5 million in call or tender premiums, unamortized debt issuance and other costs. During 2007, we issued fixed-rate, eight-year 7.50% senior subordinated notes due 2015. A majority of the proceeds were used to retire $275 million of floating-rate secured-term debt and to purchase $25.0 million in principal amount of our 8.25% senior subordinated notes due 2012. These transactions resulted in a loss on early extinguishment of $6.1 million for the year ended December 31, 2007. There were no debt issuance costs written off in 2008.
Income tax Our 2009 effective income tax rate for continuing operations was (1.1)%, or an expense of approximately $2.7 million, as compared to 12.8%, or a benefit of $54.5 million in 2008. Our 2009 effective rate differs from the statutory rate primarily due to the effects of the recording of a valuation allowance reserve against substantially all of our domestic deferred tax assets. Authoritative guidance requires the recording of a valuation allowance when a company has recorded three or more years of consecutive net losses. During 2009, we established additional non-cash deferred tax asset valuation allowances totaling $93.3 million with respect to the realization of deferred tax assets.

Discontinued operations consist of our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas. During 2009, we recorded legal expenses for our Casino Magic Biloxi operations related to the ongoing legal dispute involving our insurance proceeds related to the property. For further detail regarding the litigation, see Note 10, Commitments and Contingencies, to the Consolidated Financial Statements. During 2008, we recorded a gain of $54.9 million, net of income taxes, related to insurance proceeds received related to our former Casino Magic Biloxi operations.
In July 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay. This small casino was distant from our other operations and its success was heavily reliant on the neighboring unaffiliated Four Seasons hotel. The owner of such hotel was then in receivership. On January 2, 2009, we closed the casino. Consequently, since the beginning of the third quarter of 2008, we have reflected the business as a discontinued operation. As of December 31, 2009, we recorded minimal costs associated with the shut-down of the casino, and for the year ended December 31, 2008 recorded $4.3 million in asset impairment charges for the gaming operation’s related assets.
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

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we held $129.6 million of cash and cash equivalents. We estimate that approximately $70 million of such cash is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. This amount is expected to increase to approximately $80 million with the opening of River City in March 2010. As of December 31, 2009, we had a then existing $531 million revolving credit facility with a maturity date in December 2010 (the “Previous Credit Facility”), of which $36.9 million was outstanding and $12.6 million was committed under various letters of credit. On February 5, 2010, we entered into a $375 million amended and restated credit facility, which facility matures in March 2014 (the “Amended Credit Facility”). As of February 26, 2010, $100 million was outstanding under the Amended Credit Facility, and $12.6 million was committed under various letters of credit. We anticipate additional borrowings in the future to fund our development projects and other general corporate needs.
We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Amended Credit Facility and bond indentures.

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
	(in millions)
Net cash provided by operating activities	$120.2	$129.3	$153.4	(7.0)%	(15.7)%
Net cash used in investing activities	$(202.4)	$(306.0)	$(566.2)	(33.9)%	(46.0)%
Net cash providing by financing activities	$96.6	$101.9	$414.6	(5.2)%	(75.4)%
Operating Cash Flow
Our cash provided by operating activities in 2009 decreased from the prior year period primarily due to the collection of insurance proceeds in 2008, the impact of which was partially offset by improved operating results in 2009 and increases in accounts payable and accrued liabilities in 2009. No insurance proceeds were received in 2009. Our decrease in cash provided by operating activities in 2008 from 2007 is primarily due to slightly weaker operating results and cash payments for previously accrued accounts payable.
Investing Cash Flow
The following is a summary of our capital expenditures for the years ended December 31, 2009, 2008 and 2007 by property or development project:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
River City	$169.2	$51.7	$18.3
Sugarcane Bay at L’Auberge du Lac	14.3	11.2	3.1
Lumière Place	9.7	83.5	322.8
Belterra Casino Resort	7.0	5.7	13.9
Boomtown New Orleans	5.7	7.6	4.7
L’Auberge du Lac	5.4	23.4	69.8
Boomtown Bossier City	4.2	3.1	2.3
Baton Rouge	2.1	1.0	21.4
Boomtown Reno	2.0	7.0	2.5
Casino Magic Argentina	1.2	4.5	10.5
Atlantic City	0.9	99.4	37.2
Other	4.7	7.9	39.1

Total capital expenditures	$226.4	$306.0	$545.6

As of December 31, 2009, we had cumulatively invested approximately $318 million in the River City project, $21.2 million in the Sugarcane Bay at L’Auberge project, and $26.4 million in the Baton Rouge project. These amounts include cash expenditures, land acquisitions, capitalized interest and pre-opening costs. The amounts for Sugarcane Bay and Baton Rouge exclude costs of the prior designs that were written off as of December 31, 2009.
In 2010 and for the next few years, our material capital expenditures include the following:
•	In connection with our River City project, we entered into a lease and development agreement with the St. Louis County Port Authority. Pursuant to the terms of the lease and development agreement, the project is to be developed in two phases. We are required to invest $375 million in the first phase and $75 million in the second phase, which must be completed three years from the anticipated opening on March 4, 2010. Phase One includes, among other things, the gaming facilities. We expect to open Phase One on March 4, 2010 and to have invested the required $375 million. If we do not complete the second phase, the maximum amount of liquidated damages that we would have to pay is $20 million;
•	In December 2009, the Louisiana Gaming Control Board (“LGCB”) approved updated plans for our Sugarcane Bay at L’Auberge du Lac project, lowered the minimum required expenditure on such project by $50 million to $300 million and granted us an additional extension for its completion until June 30, 2011. We estimate the updated project cost for Sugarcane Bay will be approximately $305 million, excluding operating cash and estimated capitalized interest of approximately $15.0 million. As of December 31, 2009, approximately $235 million remains to be spent for the Sugarcane Bay at L’Auberge du Lac project;
•	In October 2009, the LGCB granted an additional extension for entering into a construction contract for our Baton Rouge project, which has a preliminary budget of approximately $250 million, excluding operating cash and estimated capitalized interest between approximately $10 million and $15 million. As of December 31, 2009, approximately $240 million remains to be spent for the Baton Rouge project. The deadline for entering into a construction contract is now March 31, 2010. We continue to perform design and entitlement work for our project in Baton Rouge. We expect to enter into a guaranteed maximum price contract for the project and commence construction as soon as is practicable.
•	In connection with our Lumière Place project, we have a redevelopment agreement with the City of St. Louis, which, among other things, commits us to oversee the investment of $50 million in residential housing, retail or mixed use developments in the City of St. Louis within five years of the opening of the casino and hotel. The total cost of such projects must be at least $50 million; however, our investment in such projects can be substantially less, as such projects may be developed in partnership with others. If we and our development partners collectively fail to invest $50 million in residential housing, retail or mixed use developments, we would be obligated to pay a fee of $1.0 million in January 2013, $2.0 million in January 2014 and $2.0 million annually thereafter, adjusted by the change in the consumer price index; and
•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $30 million to $40 million per year.
Our intention is to use existing cash resources, cash flows from operations and funds available under our Amended Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of some of our capital projects. Although the capital markets have improved in recent months, they remain volatile and subject to change.
Our ability to borrow under our Amended Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Amended Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete our projects unless we sell assets, enter into leasing arrangements, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

Our substantial funding needs in connection with our development projects, including our Sugarcane Bay at L’Auberge du Lac and Baton Rouge projects, will require us to raise substantial additional capital from outside sources. Although the capital markets improved during 2009, as evidenced by our ability to issue $450 million in aggregate principal amount of 8.625% Notes in August 2009, as discussed below, we cannot accurately predict our ability to access the capital markets in the future. The need for additional capital during periods of difficult market conditions may force us to delay, reduce or cancel planned development and expansion projects, sell assets or obtain such capital on potentially unfavorable terms. We intend to proceed with significant construction of our various projects only when we believe that it is likely that sufficient funding is available on reasonable terms.
In addition to the effect that the global financial crisis has already had on us, we may face significant challenges if conditions in the economy and financial markets do not improve, or if they worsen. The credit crisis has adversely affected overall consumer demand, which has had a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend during those visits below what they would normally wager and spend in better economic times. All of these effects could have a material adverse effect on our liquidity.
Financing Cash Flow
Credit Facility
As of December 31, 2009, we had borrowings of $36.9 million and $12.6 million committed under various letters of credit under our Previous Credit Facility.
On February 5, 2010, we entered into the Amended Credit Facility, which amended and restated the $531 million Previous Credit Facility. The Amended Credit Facility consists of a $375 million revolving credit commitment, of which $110 million was drawn immediately. Of the amount drawn, $92.7 million was used to repay borrowings outstanding under the Previous Credit Facility as of the same date. The Amended Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase so long as we are in pro forma compliance with a consolidated senior secured debt ratio and a consolidated total leverage ratio.
The Amended Credit Facility expires and all amounts outstanding there under are due and payable in full on March 31, 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% senior subordinated notes due 2012 (“8.25% Notes”) are outstanding on September 30, 2011. As of February 26, 2010, $200 million aggregate principal amount of our 8.25% Notes is outstanding.
The proceeds of the Amended Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of our River City, Sugarcane Bay and Baton Rouge projects.
The Amended Credit Facility does not have any debt repayment obligations prior to 2014 (as long as no portion of our 8.25% Notes is outstanding on September 30, 2011). We are obligated to make mandatory prepayments of indebtedness under the Amended Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to our right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Amended Credit Facility with a percentage of our “excess cash flow” (as defined in the Amended Credit Facility, and reduced for cash flow applied to permitted capital spending). We do not believe such payments will be required in the foreseeable future. We have the option to prepay all or any portion of the indebtedness under the Amended Credit Facility at any time without premium or penalty.
The interest rate margins for revolving credit loans under the Amended Credit Facility depend on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Amended Credit Agreement) to annualized adjusted EBITDA. The Amended Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 3.00% to 4.75% or at a base rate plus a margin ranging from 1.50% to 3.25%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for un-borrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Amended Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. Furthermore, the Amended Credit Facility has covenants that limit the amount of senior unsecured debt that we may incur to $900 million, unless our consolidated total leverage ratio (computed in accordance with the Amended Credit Facility) is less than 6.00 to 1.00.
The Amended Credit Facility also has certain new covenants regarding construction projects. In general, under the Amended Credit Facility a project is defined as the construction and/or renovation of improvements that could reasonably be expected to exceed $75 million. These new covenants include a requirement that an “in-balance” test be satisfied for each unfinished project other than the first phase of our River City project. In general, the in-balance test requires that, as of the date of determination prior to commencement of construction (as such term is defined in the Amended Credit Facility), the project sources exceed the project uses for such project (and for all other unfinished projects as to which commencement of construction has occurred) for the period from such date of determination through the date six full months after the scheduled opening date of such project. For purposes of the in-balance test, project sources and project uses are defined in the Amended Credit Facility. Commencement of construction means, in general, for any project, the spending from and after January 1, 2010 of amounts (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest) in excess of certain amounts: $25 million for Sugarcane Bay, $25 million for Baton Rouge, and for all other projects, the lesser of $25 million and 10% of the construction budget for such project. In addition, there is a limitation in the Amended Credit Facility such that we cannot spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we have received not less than $100 million in the aggregate from permitted sales or other dispositions of assets (including receipt of insurance and condemnation proceeds), cash tax refunds, litigation settlements, and/or gross proceeds received by us from the issuance and sale of non-debt capital, and/or dividends and distributions received from unrestricted subsidiaries net of investments made after January 1, 2010 in such unrestricted subsidiaries that have not been charged to an investment basket.
The obligations under the Amended Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries and, if and when formed or acquired, by a pledge of up to 66% of the then outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Amended Credit Facility are also guaranteed by our domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. The subsidiaries that own our corporate airplane, the Atlantic City site and our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Amended Credit Facility.
The Amended Credit Facility provides for customary events of default with corresponding grace periods, including payment defaults, cross defaults with certain other indebtedness to third parties, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders may, among other remedies, accelerate the payment of all obligations due from the borrowers to the lenders, charge the borrowers the default rate of interest on all then outstanding or thereafter incurred obligations, and terminate the lenders’ commitments to make any further loans or issue any further letters of credit. In the event of certain defaults, the commitments of the lenders will be automatically terminated and all outstanding obligations of the borrowers will automatically become due. In addition, the lenders may take possession of, and enforce the borrowers’ rights with respect to, the borrowers’ collateral, including selling the collateral.

Senior and Senior Subordinated Indebtedness
As of December 31, 2009, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $200 million aggregate principal amount of 8.25% Notes.
In August 2009, we closed an offering of $450 million in aggregate principal amount of new 8.625% Notes. The 8.625% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price of 98.597% of par to yield 8.875% to maturity. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $434 million. Net proceeds from the offering were used to repurchase $75.0 million in aggregate principal amount of our 8.25% Notes, repurchase or redeem all $135 million in aggregate principal amount of our then-outstanding 8.75% senior subordinated notes due 2013 (the “8.75% Notes”), and repay approximately $206 million in then-outstanding revolving credit borrowings under the Previous Credit Facility, $200 million of which was permitted refinancing basket debt. The remaining net proceeds from the offering are for general corporate purposes, including funding of our development projects.
The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Amended Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Amended Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 7.50% Notes and 8.25% Notes.
Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the Indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.25% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Adjusted EBITDA (as defined in the indenture) and $475 million in senior secured indebtedness, respectively. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.25% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the permitted size of the latter of which is the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures) under the 8.625% Notes and 7.50% Notes, and $50 million under the 8.25% Notes. Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in our indentures) would be at least 2.0 to 1.0. As a result of the recent Amended Credit Facility and the issuance of the 8.625% Notes, resulting in higher interest expense on a pro-forma basis, our Consolidated Coverage Ratio under all three currently existing indentures was below 2.0 to 1.0 as of December 31, 2009. Hence, under the most restrictive of our bond indentures, the indenture governing the 8.25% Notes, which are currently callable, we are currently restricted to borrowing no more than $525 million of senior indebtedness, which includes the general debt basket amount of $50 million. Such amount is in excess of the revolving credit commitment under our Amended Credit Facility, and the nominal portion of the 8.625% Notes that was not permitted refinancing basket debt.
The 8.25% Notes, 7.50% Notes and 8.625% Notes become or became callable at a premium over their face amount on March 15, 2008, June 15, 2011 and August 1, 2013, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. The 7.50% Notes and 8.625% Notes are redeemable prior to such time at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2009:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
Long-Term Debt Obligations (a)	$1,072.8	$0.1	$200.2	$37.1	$835.4	$—
Fixed interest payments (b)	509.8	83.3	160.2	135.4	130.9	—
Operating Lease Obligations (c)	582.3	10.7	23.7	19.9	528.0	—
Purchase Obligations: (d)
Construction contractual obligations (e)	21.8	21.8	—	—	—	—
Other (f)	55.5	45.6	9.9	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance sheet under GAAP (g)	29.0	10.8	—	—	—	18.2

Total	$2,271.2	$172.3	$394.0	$192.4	$1,494.3	$18.2

(a)	Our Amended Credit Facility provides for a stated maturity date of March 31, 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% Notes is outstanding on September 30, 2011. The outstanding borrowings as of December 31, 2009 under our Previous Credit Facility were approximately $36.9 million.

(b)	Includes interest obligations associated with the debt obligations outstanding as of December 31, 2009, and through the debt maturity date.

(c)	For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(d)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on us.

(e)	Includes contracts executed as of December 31, 2009 for completion of our River City project, which contracts are included in the project budgets.

(f)	Includes open purchase orders, employment agreements, deferred bonus obligations and the estimated withdrawal liability associated with a union-sponsored multi-employer pension benefit plan.

(g)	Includes executive deferred compensation, director’s post-retirement plan and uncertain tax position reserves. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.
The table above excludes certain commitments as of December 31, 2009, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. Such commitments include: (i) the remaining $50 million commitment for residential housing, retail, or mixed-use development stipulated by our City of St. Louis redevelopment agreement, which must be completed within five years of the opening of the Lumière Place casino and hotel; (ii) the remaining project costs for phase one and $75.0 million in phase two under our lease and development agreement with the St. Louis County Port Authority, which excludes the amounts covered by our guaranteed maximum price agreement regarding River City; (iii) expenditures associated with our proposed expansion and development projects at Sugarcane Bay and Baton Rouge; (iv) the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005; (v) the agreement, under certain circumstances, to purchase sales tax increment bonds at Boomtown Reno for approximately $5.0 million, if necessary.

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
We have determined that the following accounting policies and related estimates are critical to the preparation of our audited Consolidated Financial Statements:
Land, buildings, riverboats and equipment: We have a significant investment in long-lived property and equipment, which represents approximately 84% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affect the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. We review the carrying value of our property and equipment used in operation whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. The determination of fair value uses accounting judgments and estimates, including market conditions. Changes in estimates or application of alternative assumptions could produce significantly different results.
During the fourth quarter of 2009, we determined that, in accordance with applicable guidance, a triggering event had occurred for our land held in Atlantic City, New Jersey due to the continuing economic downturn of the gaming market in Atlantic City as the result of increased competitive pressures in surrounding markets, including Pennsylvania, as well as the continued deterioration in commercial real estate values in the area. We tested the carrying value of our land holdings for recoverability, and recorded impairment charges of $160 million during the fourth quarter of 2009.
During the fourth quarter of 2009, we re-evaluated the scope and design of our Sugarcane Bay and Baton Rouge projects. The Sugarcane Bay project was relocated from land adjacent to L’Auberge du Lac to the existing L’Auberge du Lac footprint. In addition, the size of the project, the anticipated amenities, and other items were reduced in scope. As a result of these changes, the previously capitalized development costs of $20.9 million associated with the prior Sugarcane Bay design were fully impaired. Our Baton Rouge project will be similar to the original design. However, the orientation and structure of the hotel have changed, resulting in the impairment of certain of the design components of the project totaling $0.7 million in the fourth quarter of 2009.
Due to poor historical and prospective financial performance outlook for our President Casino, as well as communications with the MGC during the fourth quarter of 2009 discussed below, we determined there was a triggering event requiring review of the President Casino assets during the fourth quarter of 2009. As a result of these tests, we determined that certain assets were impaired and recorded impairment charges of $3.5 million during the fourth quarter of 2009.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at the property for recoverability. As a result of these tests, we recorded impairment charges of $2.9 million related to real estate and an additional $7.4 million related to buildings and equipment, during the fourth quarter of 2009.
In addition, the scope of certain previously planned property improvement projects was reduced or eliminated. As a result, we reviewed all previously capitalized development costs and recorded impairment charges as appropriate.

During the year ended December 31, 2008, we recorded impairment charges related to land and development costs of $228.0 million and impairment charges of $20.3 million related to buildings, riverboats and equipment.
For further detail regarding impairments of land, buildings, riverboats and equipment, see Note 2, Land, Buildings, Riverboats and Equipment, to the Consolidated Financial Statements.
Self-insurance Reserves: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims as well as estimated legal costs to be incurred to settle such claims. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of cost per claim.
Income Tax Assets and Liabilities: We utilize estimates related to cash flow projections for the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.
In accordance with applicable guidance, we record tax contingencies when the exposure item becomes probable and reasonably estimable. We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is resolved or upon the expiration of the statute of limitations. Our estimate of the potential outcome of any uncertain tax issue is highly judgmental and we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.
Effective January 1, 2007, we adopted authoritative guidance that requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. As required by the standard, we review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment.
Goodwill and Other Intangible Assets: We account for goodwill and indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we perform an annual review for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, maybe indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums and terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. Should conditions be different from our last assessment, significant write-downs of goodwill or intangible assets may be required, which write-downs would adversely affect our operating results. As a result of our annual review during the fourth quarter of 2009, we fully impaired the gaming license related to our President Casino, which resulted in an impairment charge of $1.9 million for the year ended December 31, 2009. During 2009, we proposed to the MGC two separate plans to relocate or replace the Admiral riverboat, on which the President Casino operates, with a newer, larger casino riverboat. We were informed by the MGC that either plan of action would require us to forfeit our license and reapply for a new gaming license in a public bid process open to all interested parties. On January 27, 2010, the MGC issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. For further detail, see Item 3 of Part I and Note 8, Impairment of Goodwill and Indefinite-lived Intangible Assets, to the Consolidated Financial Statements.
During the year ended December 31, 2008, we recorded impairments to goodwill of $28.5 million and impairments to intangible assets of $41.4 million.

Insurance Receivables: We have significant receivables from an insurance company related to our former Biloxi property, which was destroyed by Hurricane Katrina. We record receivables to the extent of our net book value for physical property damage and for actual costs incurred under the business-interruption coverage. Until such claims are resolved, no gains for coverage in excess of net book value and no potential insurance recoveries for lost profits are recorded. Significant estimates are required in determining the amount of our insurance claims. On February 12, 2010, we received $23.4 million from our insurance carrier as a final payment settling all remaining outstanding claims. As a result of this final settlement, we recognized the deferred gain of $18.3 million related to our Hurricane Katrina insurance claim, as well as the $23.4 million in proceeds in February 2010.
Share-based Compensation: We account for share-based payment awards in accordance with authoritative guidance, which requires that share-based payment expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at the grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense for the future.
RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS
In May 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance requiring disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. The guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the guidance effective July 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets. Additionally, the concept of a qualifying special-purpose entity was removed. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective for the first reporting period beginning after its issuance. We adopted the guidance effective October 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our audited Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Previous Credit Facility. As of December 31, 2009, there was $36.9 million outstanding under our Previous Credit Facility, and $12.6 million committed under various letters of credit. As of December 31, 2009, any borrowings outstanding under our Previous Credit Facility would have accrued interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25%. As of December 31, 2009, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.4 million per year, assuming constant debt levels. Under our Amended Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 4.25% as of February 26, 2010.
We are also exposed to market risk from adverse changes in the exchange rate of the dollar to the Argentina peso, which has fluctuated significantly in recent months. The total assets of Casino Magic Argentina at December 31, 2009 were $28.1 million, or approximately 1.5% of our consolidated assets.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2009. At December 31, 2009, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

								Fair
Liabilities	2010	2011	2012	2013	2014	Thereafter	Total	Value
	(in thousands)
Credit Facility (a)	—	—	—	—	$36,919	—	$—	$36,181
Rate	2.68%	2.68%	2.68%	2.68%	2.68%	2.68%	2.68%
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$352,756
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	—	—	$200,000	—	—	—	$200,000	$199,250
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$457,313
Fixed rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
All Other	$88	$95	$102	$110	$118	$325	$838	$838
Avg. Interest rate	7.33%	7.33%	7.33%	7.25%	7.25%	7.25%	7.25%

(a)	Our Amended Credit Facility provides for a stated maturity date of March 31, 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% Notes is outstanding on September 30, 2011. The outstanding borrowings as of December 31, 2009 under our Previous Credit Facility were approximately $36.9 million.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheet of Pinnacle Entertainment, Inc. and its subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedule for the period January 1, 2009 through December 31, 2009, inclusive, listed in the Index at Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and the consolidated results of its operations and its cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.
Las Vegas, Nevada
We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP Las Vegas, Nevada
March 9, 2009

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Revenues:
Gaming	$908,692	$903,780	$809,380
Food and beverage	62,461	63,248	46,299
Lodging	37,376	37,101	23,431
Retail, entertainment and other	37,080	40,555	42,704

	1,045,609	1,044,684	921,814

Expenses and other costs:
Gaming	543,047	542,309	471,426
Food and beverage	62,528	65,469	46,680
Lodging	23,966	24,613	11,698
Retail, entertainment and other	21,250	26,231	28,983
General and administrative	240,786	235,658	200,730
Depreciation and amortization	105,157	117,846	80,334
Pre-opening and development costs	28,732	55,371	60,783
Impairment of goodwill	—	28,543	—
Impairment of indefinite-lived intangible assets	1,850	41,387	—
Impairment of land and development costs	188,409	227,954	—
Impairment of buildings, riverboats and equipment	16,492	20,330	4,852
Write-downs, reserves and recoveries, net	1,708	4,292	(488)

	1,233,925	1,390,003	904,998

Operating income (loss)	(188,316)	(345,319)	16,816
Other non-operating income	339	2,715	15,510
Interest expense, net of capitalized interest	(70,556)	(53,049)	(25,715)
Gain on sale of equity securities	12,914	—	—
Impairment of investment in equity securities	—	(29,088)	—
Loss on early extinguishment of debt	(9,467)	—	(6,124)

Income (loss) from continuing operations before income taxes	(255,086)	(424,741)	487
Income tax benefit (expense)	(2,744)	54,545	(443)

Income (loss) from continuing operations	(257,830)	(370,196)	44
Income (loss) from discontinued operations, net of income taxes	(472)	47,599	(1,450)

Net loss	$(258,302)	$(322,597)	$(1,406)

Net loss per common share—basic
Income (loss) from continuing operations	$(4.29)	$(6.17)	$0.00
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.79	(0.02)

Net loss per common share—basic	$(4.30)	$(5.38)	$(0.02)

Net loss per common share—diluted
Income (loss) from continuing operations	$(4.29)	$(6.17)	$0.00
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.79	(0.02)

Net loss per common share—diluted	$(4.30)	$(5.38)	$(0.02)

Number of shares—basic	60,056	59,966	59,221
Number of shares—diluted	60,056	59,966	59,221
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$129,576	$115,712
Accounts receivable, net of allowance for doubtful accounts of $10,785 and $11,848	16,331	26,348
Inventories	6,709	6,425
Prepaid expenses and other assets	18,250	18,845

Total current assets	170,866	167,330

Restricted cash	9,320	9,318
Land, buildings, riverboats and equipment (Note 1).
Land and land improvements	251,573	407,169
Buildings, riverboats and improvements	1,095,345	1,099,204
Furniture, fixtures and equipment	429,663	436,887
Construction in progress	305,319	127,407

	2,081,900	2,070,667
Less: accumulated depreciation	(524,530)	(440,630)

	1,557,370	1,630,037

Assets held for sale	2,660	2,687
Goodwill (Note 1)	16,742	16,742
Intangible assets, net (Note 1)	30,680	32,607
Other assets, net	51,887	60,503
Deferred income taxes (Note 4)	4,331	—

	$1,843,856	$1,919,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$74,696	$45,755
Accrued interest	21,267	11,010
Accrued compensation	47,602	41,574
Accrued taxes	19,212	17,089
Other accrued liabilities	56,137	55,060
Deferred income taxes	1,255	4,029
Current portion of long-term debt (Note 3)	88	89

Total current liabilities	220,257	174,606

Long-term debt less current portion (Note 3)	1,063,283	943,243
Other long-term liabilities	65,907	59,831
Deferred income taxes (Note 4)	—	2,198
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 60,079,686 and 59,981,181 shares outstanding, net of treasury shares	6,209	6,199
Additional paid-in capital	1,014,233	999,419
Accumulated deficit	(488,379)	(230,077)
Accumulated other comprehensive loss	(17,564)	(16,105)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	494,409	739,346

	$1,843,856	$1,919,224

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2009, 2008 and 2007

				Accumulated
		Additional		Other		Total
	Common	Paid In	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Deficit	Loss	Stock	Equity
Balance as of January 1, 2007	$5,019	$625,325	$96,089	$(11,760)	$(20,090)	$694,583
Net loss	—	—	(1,406)	—	—	(1,406)
Foreign currency translation loss	—	—	—	(652)	—	(652)
Post-retirement benefit obligations	—	—	—	(80)	—	(80)
Unrealized loss on marketable securities available for sale, net of income tax	—	—	—	(3,358)	—	(3,358)

Total comprehensive loss						(5,496)

Uncertain tax position adoption adjustment	—	—	(2,163)	—	—	(2,163)
Share-based compensation	—	8,432	—	—	—	8,432
Common stock option exercises	21	2,330	—	—	—	2,351
Equity offerings	1,150	352,188	—	—	—	353,338
Tax benefit from stock option exercises	—	1,314	—	—	—	1,314

Balance as of December 31, 2007	$6,190	$989,589	$92,520	$(15,850)	$(20,090)	$1,052,359
Net loss	—	—	(322,597)	—	—	(322,597)
Foreign currency translation loss	—	—	—	(2,393)	—	(2,393)
Post-retirement benefit obligations	—	72	—	(1,203)	—	(1,131)

Total comprehensive loss						(326,121)

Share-based compensation	—	9,162	—	—	—	9,162
Common stock option exercises	9	697	—	—	—	706
Realized loss on marketable securities available for sale	—	—	—	3,341	—	3,341
Tax benefit from stock option exercises	—	(101)	—	—	—	(101)

Balance as of December 31, 2008	$6,199	$999,419	(230,077)	$(16,105)	$(20,090)	$739,346
Net loss	—	—	(258,302)	—	—	(258,302)
Foreign currency translation loss	—	—	—	(2,294)	—	(2,294)
Post-retirement benefit obligations	—	—	—	835	—	835

Total comprehensive loss						(259,761)

Share-based compensation	—	14,270	—	—	—	14,270
Common stock option exercises	10	544	—	—	—	554

Balance as of December 31, 2009	$6,209	$1,014,233	$(488,379)	$(17,564)	$(20,090)	$494,409

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2009	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(258,302)	$(322,597)	$(1,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,157	118,262	81,037
Impairment of goodwill	—	28,543	—
Impairment of indefinite-lived intangible assets	1,850	41,387	—
Impairment of land and development costs	188,409	227,954	—
Impairment of buildings, riverboats and equipment	16,492	24,598	—
Loss (gain) on sale of assets	1,735	3,155	(488)
Other write-downs, reserves and recoveries, net	(58)	1,513	4,852
Gain on sale of equity securities	(12,914)	—	—
Impairment of investment in equity securities	—	29,088	—
Provision for bad debts	2,496	3,392	3,949
Amortization of debt issuance costs	6,533	4,888	4,289
Share-based compensation expense	13,934	9,162	8,427
Change in income taxes	5,925	(23,068)	(1,464)
Loss on extinguishment of debt	9,467	—	6,124
Tax benefit from stock option exercises	—	(101)	1,314
Advances of insurance claims in excess of book value	—	2,018	5,000
Excess tax benefit from stock equity plans	—	—	(1,136)
Changes in operating assets and liabilities:
Receivables	1,204	(3,492)	4,740
Prepaid expenses and other	(1,076)	(250)	(189)
Other long-term assets	3,693	(3,220)	—
Accounts payable	11,167	(11,364)	21,950
Other accrued liabilities	15,245	150	3,185
Accrued interest	10,257	(126)	459
Other long-term liabilities	(979)	(547)	—
Change in long-term accounts, net	—	—	12,778

Net cash provided by operating activities	120,235	129,345	153,421

Cash flows from investing activities:
Capital expenditures and land additions	(226,445)	(306,044)	(545,644)
Other investing activities	(65)	—	—
Proceeds from sale of equity securities	23,674	—	—
Proceeds from sale of property and equipment	428	561	7,505
Change in restricted cash	(2)	(582)	21,914
Kansas City application deposit	—	(25,000)	—
Kansas City application refund	—	25,000	—
Investment in available for sale securities	—	—	(39,849)
Additional funding for 2006 asset acquisitions	—	—	(10,087)

Net cash used in investing activities	(202,410)	(306,065)	(566,161)

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

	For the year ended December 31,
	2009	2008	2007
		(in thousands)
Cash flows from financing activities:
Proceeds from credit facility	117,219	241,766	50,000
Repayments under credit facility	(232,066)	(140,000)	(335,000)
Proceeds from Senior 8.625% Notes due 2017	443,687	—	—
Payment of Senior Subordinated 8.75% Notes due 2013	(139,329)	—	—
Payment on 8.25% senior subordinated notes	(76,547)	—	(25,000)
Debt issuance and other financing costs	(16,787)	(510)	(9,418)
Proceeds from common stock options exercised	552	706	2,351
Payment on other secured and unsecured notes payable	(101)	(87)	(2,075)
Proceeds from other secured and unsecured notes payable	—	20	—
Proceeds from 7.50% senior subordinated notes	—	—	379,321
Proceeds from common stock equity offerings, net of offering costs	—	—	353,338
Other financing activities, net	—	—	(17)
Excess tax benefits from stock equity plans	—	—	1,136

Net cash provided by financing activities	96,628	101,895	414,636

Effect of exchange rate changes on cash and cash equivalents	(589)	(587)	652

Increase (decrease) in cash and cash equivalents	13,864	(75,412)	2,548
Cash and cash equivalents at the beginning of the year	115,712	191,124	188,576

Cash and cash equivalents at the end of the year	$129,576	$115,712	$191,124

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$53,471	$47,596	$20,552
Cash refunded for income taxes, net	127	4,281	1,158
Increase (decrease) in construction related deposits and liabilities	14,935	(15,147)	19,102
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is a developer, owner and operator of casinos and related hospitality and entertainment facilities. We operate seven domestic casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“Lumière Place Casino” and “President Casino”). Internationally, we operate one significant casino and several small casinos in Argentina (“Casino Magic Argentina”). We view each domestic property as an operating segment and aggregate our Argentina casinos into the “Casino Magic Argentina” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
In July 2008, we announced plans to sell or otherwise discontinue operations of The Casino at Emerald Bay in the Bahamas and officially ceased operations on January 2, 2009. We have classified the related assets as held for sale in our Consolidated Balance Sheets and have included its results in discontinued operations in our audited Consolidated Statement of Operations.
Within our construction and development pipeline, we have a number of projects at various stages of development. In south St. Louis County, we have completed construction of our River City casino, which is expected to open on March 4, 2010. In Lake Charles, Louisiana, we have begun work on a casino resort to be called Sugarcane Bay at L’Auberge du Lac. We are also developing a casino-hotel in Baton Rouge, Louisiana. Each of these projects is subject to various regulatory approvals.
Principles of Consolidation The accompanying audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the periods reflect all adjustments that management considers necessary for a fair presentation of operating results. The audited Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates The preparation of audited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and mychoice customer rewards programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
Fair Value Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements, which guidance provides companies the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. We have elected not to measure any financial assets and liabilities at fair value that were not previously required to be measured at fair value.

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
As of December 31, 2009, we had no assets or liabilities measured at fair value on a recurring basis.
For each major category of assets and liabilities measured at fair value on a nonrecurring basis during the period, the authoritative guidance requires disclosures about the fair value measurements. As of December 31, 2009, our assets that are measured at fair value on a non-recurring basis are as follows:

	Balance	Level 1	Level 2	Level 3
	(in millions)
Long-lived assets held and used	$83.8	$—	$—	$83.8

Total assets at fair value	$83.8	$—	$—	$83.8

Available-for-Sale Securities: We classify all equity securities that we hold as current available-for-sale securities and are recorded at fair value measured entirely using “Level 1” inputs. At December 31, 2008, we owned 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor, with a fair value of $10.8 million. During the second quarter of 2009, we sold all such securities for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Cash and Cash Equivalents Cash and cash equivalents totaled approximately $129.6 million and $115.7 million at December 31, 2009 and 2008, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.
Accounts Receivable Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $10.8 million and $11.8 million as of December 31, 2009 and 2008, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. We extend casino credit to approved customers in states where it is permitted following background checks and investigations of creditworthiness.
Inventories Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.
Restricted Cash Current restricted cash consists of cash and highly liquid instruments with original maturities of 90 days or less, which carrying amounts approximate fair value. Long-term restricted cash at December 31, 2009 and 2008 consists primarily of an indemnification trust deposit of approximately $5.7 million for both periods.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $83.3 million and $245 million at December 31, 2009 and 2008, respectively. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at December 31, 2009 and 2008 relates primarily to our River City project. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $105.0 million, $117.8 million and $80.3 million, respectively. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest amounted to $13.7 million, $25.2 million and $42.9 million in 2009, 2008 and 2007, respectively.
We expense maintenance and repairs cost as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income.

We depreciate our land improvements, buildings, riverboats and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Years
Land improvements	5 to 35
Buildings and improvements	15 to 35
Vessels	10 to 25
Furniture, fixtures and equipment	3 to 20
Pursuant to authoritative guidance, we review the carrying value of land, buildings, riverboats and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. In cases where the carrying value exceeds fair value, an impairment charge is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which for most of our assets is the individual casino. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value. See Note 2 for further explanation.
Goodwill and Other Intangible Assets Pursuant to authoritative guidance, goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill: Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. There were no impairments to goodwill in 2009 and 2007. Based on assessments performed, we recorded impairments to goodwill of $28.5 million for year ended December 31, 2008. For a more detailed description of the impairments to goodwill, see Note 8.
Non-amortizing Intangible Assets: Non-amortizing intangible assets consist primarily of gaming licenses. Based on assessments performed, we recorded impairments to non-amortizing intangible assets of $1.9 million and $41.4 million for the years ended December 31, 2009 and 2008, respectively. There were no impairments to non-amortizing intangible assets in 2007. For a more detailed description of the impairments to non-amortizing intangible assets, see Note 8.
Amortizing Intangible Assets: Amortizing intangible assets consist of the following:

	For the year ended December 31,
	2009	2008
	(in millions)
Concession agreement	$1.0	$1.0
Vendor licenses	0.2	0.2
Trade name	0.7	0.7

Total intangible assets	1.9	1.9
Less accumulated amortization:
Concession agreement	0.4	0.2
Vendor licenses	0.2	0.2
Trade name	0.7	0.7

Intangible assets, net	$0.6	$0.8

Our concession agreement in Argentina provides us with certain exclusive rights to operate casinos in major cities of the Province of Neuquén. In June 2008, all of the 32 guestrooms of the hotel that adjoins the principal casino in Neuquén were opened under the terms of our concession agreement. Our exclusivity rights are to be extended from 2016 to 2021 with the completion of such luxury hotel. We are awaiting formal government approval of such extension. Based on satisfaction of the conditions in the concession agreement, we are amortizing the concession agreement through 2021. The unamortized costs as of December 31, 2009 and 2008 were $0.6 million and $0.8 million, respectively. Estimated future amortization expense for each of the next five years, applying the average peso-to-dollar exchange rate for the year ended December 31, 2009 to each such period, is approximately $0.1 million. Total amortization expense for intangible assets was $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Unamortized Debt Issuance Cost Debt issuance costs include debt discounts or premiums and other costs incurred in connection with the issuance of debt and are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method. Such amortization periods range from five years for our previous revolving credit facility to 10 years for the 8.75% senior subordinated notes due in 2013 (see Note 3). Unamortized debt issuance costs were $23.6 million and $15.6 million at December 31, 2009 and 2008, respectively, and are included in “Other assets, net” on our audited Consolidated Balance Sheets. Amortization of debt issuance costs included in interest expense was $5.9 million, $4.9 million and $4.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
CRDA Investments New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the New Jersey Casino Reinvestment Development Authority (“CRDA”). Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to 50 years and bear interest at below market rates. While we do not currently hold a New Jersey casino license, in 2006, we purchased entities that owned a former casino site, which casino was subject to these investment obligations. Our net deposits with the CRDA eligible to be used to fund qualified investments were $16.3 million and $16.3 million as of December 31, 2009 and 2008, respectively, and are included in “Other assets, net” on our audited Consolidated Balance Sheets.
Self-Insurance Accruals We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. At December 31, 2009 and 2008, we had total self-insurance accruals of $15.3 million and $17.0 million, respectively, which are included in “Other accrued liabilities” in our audited Consolidated Balance Sheets. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions accordingly.
The mychoice Customer Loyalty Program The mychoice customer loyalty program offers incentives to customers who gamble at our casinos throughout the United States. Under the program, customers are able to accumulate reward points over time that they may redeem at their discretion under the terms of the program. The customer’s reward points balance will be forfeited if the customer does not earn a reward point over the prior 12-month period. As a result of the ability of the customer to accumulate reward points, we accrue the expense of reward points, after consideration of estimated breakage, as they are earned. The estimated cost to provide products and services upon redemption of reward points is expensed as the reward points are earned and is included in “Gaming” expense on our audited Consolidated Statements of Operations. To arrive at the estimated cost associated with reward points, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2009 and 2008, $5.8 million and $6.4 million, respectively, was accrued for the cost of anticipated mychoice reward point redemptions, which is included in “Other accrued liabilities” in our audited Consolidated Balance Sheets.

In addition to reward points, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2008, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in “Gaming” revenues on our audited Consolidated Statements of Operations. At December 31, 2009 and 2008, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $4.6 million and $3.7 million, respectively, which is included in “Other accrued liabilities” in our audited Consolidated Balance Sheets.
Income Taxes Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under authoritative guidance, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. Loss contingencies resulting from tax audits or certain tax positions are accrued when the potential loss can be reasonably estimated and where occurrence is probable. In July 2006, FASB issued authoritative guidance which defines accounting for uncertain tax positions, which we adopted on January 1, 2007. See Note 4, Income Taxes, for additional information.
Revenue Recognition Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed.
We reward certain customers with cash based upon their level of play on certain casino games (primarily slot machines), including the cash value of mychoice “points” and coin coupon offerings. The cash values are recorded as a reduction in revenues.
Revenues in the accompanying audited Consolidated Statements of Operations are net of the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying audited Consolidated Statements of Operations are $106.3 million, $99.0 million and $91.3 million for 2009, 2008 and 2007, respectively. The estimated cost of providing these promotional allowances (which is included in gaming expenses) was $72.8 million, $70.4 million and $66.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the audited Consolidated Statements of Operations. These taxes totaled approximately $265.5 million, $261.0 million and $228.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Advertising Costs Advertising costs are expensed as incurred. Such costs (excluding expenses included in pre-opening and development costs of $1.3 million, $2.2 million and $4.8 million in 2009, 2008 and 2007, respectively) were $23.9 million, $26.6 million and $20.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in “Gaming” expenses on the accompanying audited Consolidated Statements of Operations.

Pre-opening and Development Costs Pre-opening costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real-estate taxes and similar costs prior to opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects. Pre-opening and development costs are expensed as incurred and for the fiscal years ended December 31, 2009, 2008 and 2007 consist of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Atlantic City (a)	$12.1	$17.3	$18.7
River City (b)	8.0	6.1	4.8
Baton Rouge	5.8	7.5	9.5
Sugarcane Bay	2.0	3.2	1.8
Missouri Proposition A Initiative	—	7.9	—
Lumière Place	—	7.8	22.9
Kansas City	—	4.6	2.2
Other	0.8	1.0	0.9

Total pre-opening and development costs	$28.7	$55.4	$60.8

(a)	In late 2008, we decided to suspend substantially all development activities in Atlantic City indefinitely. The continuing pre-opening and development costs include property taxes and other costs associated with ownership of the land. In January 2010, we made the decision to sell our assets in Atlantic City, as we no longer intend to develop on our site.

(b)	Pre-opening costs at the River City project, expected to open in March 2010, includes $3.8 million for non-cash straight-lined rent accruals under a lease agreement for the year ended December 31, 2009.
Other non-operating income consists primarily of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Interest income	$0.3	$2.0	$15.3
Dividend income	—	0.7	0.2

Total other non-operating income	$0.3	$2.7	$15.5

Interest income has decreased during the year ended December 31, 2009 compared to the prior-year period primarily due to lower short-term interest rates in the current period. We utilize conservative investment options, resulting in low levels of interest income relative to surplus cash. Prior-year dividend income relates to our shares held in Ameristar Casinos, Inc., which suspended dividend payments from the third quarter of 2008 to the second quarter of 2009. We sold all shares held during the second quarter of 2009.
Construction Period Lease Costs Construction period lease costs are expensed pursuant to authoritative guidance. Such costs primarily occur when we enter into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. We expense construction-period lease costs once possession and control of the leased asset has passed to us regardless of the timing of cash rent obligations and the construction-period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, we record a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.
In September 2005, in connection with the commencement of site development activities at our River City project site, we began expensing lease costs associated with the 99-year lease obligation for the land underlying the planned project. We recorded charges of approximately $3.8 million, $3.9 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, based on the assumption of a minimum future cash lease obligation of $4.0 million per annum and a four-year construction period. Such charge is included in pre-opening and development costs on the audited Consolidated Statements of Operations. On February 19, 2010, the lease was amended to provide that the rent obligation began May 1, 2009, and provides that for the period from May 1, 2009 to March 31, 2010, the rent payment shall be $2.5 million. From April 1, 2010 through the expiration of the term of the Development Agreement, we are required to pay as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts. See Note 14, Subsequent Events, for further detail.

Currency Translation Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income/loss accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive loss.
Comprehensive Loss Comprehensive loss is the sum of the Net Loss and other comprehensive loss, which includes translation adjustments, unrealized loss on marketable securities available for sale and post-retirement plan benefit obligations.

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Net loss	$(258.3)	$(322.6)	$(1.4)
Other comprehensive loss
Foreign currency translation loss	(2.3)	(2.4)	(0.6)
Post-retirement plan benefit obligation, net of income taxes (a)	0.8	(1.1)	(0.1)
Unrealized loss on securities, net of income taxes (b)	—	—	(3.4)

Comprehensive loss	$(259.8)	$(326.1)	$(5.5)

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan, both of which are discussed in Note 6.

(b)	Available-for-sale securities were recorded at fair value, and temporary unrealized holding gains and losses were recorded, net of tax, as a component of other comprehensive income during 2008. During the second quarter of 2009, we sold all 1.2 million shares that we held in Ameristar Casinos for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the treasury stock method. As of December 31, 2009 and 2008, our share-based awards issued under our 2005 Equity and Performance Incentive Plan consisted of grants of common stock options and phantom stock units.
For the years ended December 31, 2009 and 2008, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive). As a result, basic earnings per share is equal to diluted earnings per share for the years ended December 31, 2009 and 2008. Options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1,126,340, 547,900 and 1,331,600 for the years ended December 31, 2009, 2008 and 2007, respectively.
Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance requiring disclosures regarding subsequent events for events or transactions that occur after the balance sheet date but before the financial statements are issued, for public companies, and requires disclosure of the date through which an entity has evaluated subsequent events. This guidance was effective for interim and annual reporting periods ending after June 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance to establish the FASB Accounting Standards Codification as the single source of authoritative non-governmental GAAP. The guidance is effective for interim and annual reporting periods ending after September 15, 2009. We adopted the guidance effective July 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In June 2009, the FASB issued new authoritative guidance regarding a transfer of financial assets, the effects of a transfer on its financial statements, and any continued involvement in transferred financial assets. Additionally, the concept of a qualifying special-purpose entity was removed. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.

In June 2009, the FASB issued new authoritative guidance for enterprises involved with variable interest entities. The guidance is effective for annual reporting periods beginning after November 15, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
In August 2009, the FASB issued new authoritative guidance on measuring liabilities at fair value. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. This guidance is effective for the first reporting period beginning after its issuance. We adopted the guidance effective October 1, 2009 and the adoption did not have a material effect on our audited Consolidated Financial Statements.
A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our audited Consolidated Financial Statements.
Note 2—Land, Buildings, Riverboats and Equipment
Impairment of land and development costs consists of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Atlantic City	$160.0	$196.7	$—
Sugarcane Bay at L’Auberge du Lac	20.9	9.2	—
President Casino	3.5	3.6	—
Boomtown Reno	2.9	0.5	—
Baton Rouge	0.7	4.9	—
Other projects	0.4	13.1	—

Impairment of land and development costs	$188.4	$228.0	$—

During the fourth quarter of 2009, we determined that, in accordance with applicable guidance, a triggering event had occurred for our land held in Atlantic City, New Jersey due to the continuing economic downturn of the gaming market in Atlantic City as the result of increased competitive pressures in surrounding markets, including Pennsylvania, as well as the continued deterioration in commercial real estate values in the area. We tested the carrying value of our land holdings for recoverability, and based on the result of these tests, recorded impairment charges of $160 million during the fourth quarter of 2009.
In late 2008, we determined that it was in the best interests of the Company to suspend substantially all development activities of the Atlantic City project indefinitely. As a result, we ceased capitalizing interest in connection with eligible project costs in late 2008. In January 2010, we made the decision to sell our assets in Atlantic City, as we no longer intend to develop on our site.
During the fourth quarter of 2009, we re-evaluated the scope and design of our Sugarcane Bay and Baton Rouge projects. The Sugarcane Bay project was relocated from land adjacent to L’Auberge du Lac to the existing L’Auberge du Lac footprint. In addition, the size of the project, the anticipated amenities, and other items were reduced in scope. As a result of these changes, the previously capitalized development costs of $20.9 million associated with the prior Sugarcane Bay design were fully impaired.
Our Baton Rouge project will be similar to the original design. However, the orientation and structure of the hotel have changed, resulting in the impairment of certain of the capitalized design components of the project totaling $0.7 million in the fourth quarter of 2009.

Due to poor historical and prospective financial performance outlook for our President Casino, as well as communications with the MGC during the fourth quarter of 2009 as discussed in Note 8, Impairment of Goodwill and Indefinite-lived Intangible Assets, we determined there was a triggering event requiring review of the President Casino assets during the fourth quarter of 2009. As a result of these tests, we determined that certain land holdings were impaired and recorded impairment charges of $3.5 million during the fourth quarter of 2009.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at the property for recoverability. As a result of these tests, we recorded impairment charges of $2.9 million related to real estate and an additional $7.4 million related to buildings and equipment, discussed below, during the fourth quarter of 2009.
In addition, the scope of certain previously planned property improvement projects was reduced or eliminated. As a result, we reviewed all previously capitalized development costs and recorded impairment charges as appropriate.
During the fourth quarter of 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of most gaming stocks and gaming assets. As a result, we determined that a triggering event in accordance with applicable guidance occurred in the fourth quarter of 2008. Given the deterioration in commercial real estate values, and uncertainties surrounding the Company’s access to sufficient resources to adequately finance its development pipeline at that time, all development project land holdings and related capitalized costs were reviewed for recoverability in connection with the preparation of the audited Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs were impaired and recorded charges totaling $228.0 million as of December 31, 2008. There were no such impairment charges for the year ended December 31, 2007.
Impairment of buildings, riverboats and equipment consists of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Corporate jet	$8.7	$—	$—
Boomtown Reno	7.4	7.7	—
President Casino	—	6.6	—
Other	0.4	6.0	4.9

Impairment of buildings, riverboats and equipment	$16.5	$20.3	$4.9

During the fourth quarter of 2009, we listed our corporate jet for sale. We incurred an impairment charge of $8.7 million as the carrying amount exceeded the fair value.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at Boomtown Reno for recoverability. As a result of these tests, we determined that certain buildings and equipment were impaired and as of December, 31, 2009, we recorded impairment charges of $7.4 million.
In addition, during the year we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business.
During the fourth quarter of 2008, we determined a triggering event occurred for Boomtown Reno and the President Casino due to poor operating performance and a poor prospective financial performance outlook. As a result, we determined certain buildings, riverboats and equipment were impaired and as of December 31, 2008, we recorded impairment charges of $7.7 million and $6.6 million, for Boomtown Reno and the President Casino, respectively. In addition, during 2008 we incurred impairment charges of $4.5 million related to two idle riverboats acquired in 2006. During 2007, we recorded a loss of $1.0 million related to a cancelled condominium project in St. Louis, Missouri, a loss of $1.0 million related to a postponed guestroom addition project for Belterra Casino, and impairment charges related to gaming equipment that was adjusted to its net realizable value prior to being sold.

Cabela’s Sales Tax Increment Bonds In July 2006, we closed on the sale of approximately 28 acres of land at our Boomtown Reno property to Cabela’s Retail, Inc. for approximately $5.1 million, which land had a book value of $2.6 million. In November 2007, Cabela’s opened a branded sporting goods store. We also entered into an agreement under which we will sell or lease to Cabela’s, upon its election to purchase or lease, an additional parcel of approximately two acres. Although Cabela’s opened its retail store in November 2007, it has not yet elected whether to purchase or lease the two additional acres. Pursuant to current accounting guidelines, our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precludes us from recognizing a gain of approximately $3 million on the sale of the larger parcel at this time. In the event we execute a long-term lease for the smaller parcel, the gain on the larger parcel will be deferred and amortized over the lease term, with such gain offset by the costs, if any, of our continued involvement with the smaller parcel. In the event Cabela’s completes a purchase of the smaller parcel, the gain on the larger parcel will be recognized at such time. It was expected at the time of the purchase transaction that a portion of the construction cost of the Cabela’s retail store and certain road access improvements would be financed through the issuance of sales tax increment bonds through local or state governmental authorities. The bonds were expected to be serviced by a portion of the sales taxes generated by the new retail facilities. We agreed to purchase, if necessary and under certain conditions, some of these bonds. We estimate that we may be required to purchase bonds at a cost of approximately $5.0 million, which amounts are not recorded as of December 31, 2009.
Note 3—Long-Term Debt
Long-term debt at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	(in millions)
Senior Secured Credit Facility	$36.9	$151.8
8.625% Senior Notes due 2017	443.9	—
7.50% Senior Subordinated Notes due 2015	380.8	380.2
8.25% Senior Subordinated Notes due 2012	200.9	276.7
8.75% Senior Subordinated Notes due 2013	—	133.7
Other secured and unsecured notes payable	0.9	0.9

	1,063.4	943.3
Less current maturities	(0.1)	(0.1)

	$1,063.3	$943.2

Senior Secured Credit Facility: As of December 31, 2009, our then existing senior secured credit facility (“Previous Credit Facility”) consisted of a $531 million revolver that matured in December 2010, of which $36.9 million was outstanding and $12.6 million was utilized under various letters of credit. The letters of credit include $3.0 million associated with our River City project and $9.6 million for various self-insurance programs. The Previous Credit Facility was executed in December 2005 and had been amended on four occasions prior to December 31, 2009.
On February 5, 2010, we entered into an amended and restated credit agreement (“Amended Credit Facility”). The Amended Credit Facility consists of a $375 million revolving credit facility, a portion of which refinances amounts drawn under our Previous Credit Facility, which amounts were $92.7 million as of February 5, 2010. The Amended Credit Facility matures on March 31, 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% senior subordinated notes due 2012 is outstanding on September 30, 2011. As this amendment was finalized prior to the issuance date of these Consolidated Financial Statements, the $36.9 million outstanding as of December 31, 2009 has been classified as long-term debt on the Consolidated Balance Sheet.
The Amended Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. Furthermore, the Amended Credit Facility has covenants that limit the amount of senior unsecured debt that we may incur to $900 million, unless our consolidated total leverage ratio (computed in accordance with the Amended Credit Facility) is less than 6.00 to 1.00.

The Amended Credit Facility also has certain new covenants regarding construction projects. In general, under the Amended Credit Facility a project is defined as the construction and/or renovation of improvements that could reasonably be expected to exceed $75 million. These new covenants include a requirement that an “in-balance” test be satisfied for each unfinished project other than the first phase of our River City project. In general, the in-balance test requires that, as of the date of determination prior to commencement of construction (as such term is defined in the Amended Credit Facility), the project sources exceed the project uses for such project (and for all other unfinished projects as to which commencement of construction has occurred) for the period from such date of determination through the date six full months after the scheduled opening date of such project. For purposes of the in-balance test, project sources and project uses are defined in the Amended Credit Facility. Commencement of construction means, in general, for any project, the spending from and after January 1, 2010 of amounts (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest) in excess of certain amounts: $25 million for Sugarcane Bay, $25 million for Baton Rouge, and for all other projects, the lesser of $25 million and 10% of the construction budget for such project. In addition, there is a limitation in the Amended Credit Facility such that we cannot spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we have received not less than $100 million in the aggregate from permitted sales or other dispositions of assets (including receipt of insurance and condemnation proceeds), cash tax refunds, litigation settlements, and/or gross proceeds received by us from the issuance and sale of non-debt capital, and/or dividends and distributions received from unrestricted subsidiaries net of investments made after January 1, 2010 in such unrestricted subsidiaries that have not been charged to an investment basket.
8.625% Senior Notes due 2017: In August 2009, we closed an offering of $450 million in aggregate principal amount of new 8.625% senior unsecured notes due 2017 (“8.625% Notes”). The 8.625% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price of 98.597% of par to yield 8.875% to maturity, with interest payable on August 1 and February 1, beginning February 2010. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $434 million. Net proceeds from the offering were used to repurchase $75.0 million in aggregate principal amount of our 8.25% senior subordinated notes due 2012 (“8.25% Notes”); repurchase or redeem $135 million in aggregate principal amount of our 8.75% senior subordinated notes due 2013 (“8.75% Notes”), and repay approximately $206 million in revolving credit borrowings under the Previous Credit Facility. We have used the remaining net proceeds from the offering for general corporate purposes.
The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Amended Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Amended Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and to our 8.25% Notes.
7.50% Senior Subordinated Notes due 2015: In June 2007 we issued $385 million in aggregate principal amount of 7.50% Notes, which notes were issued at 98.525% of par. As of December 31, 2009, the aggregate principal amount of 7.50% Notes outstanding is $385 million.
8.25% Senior Subordinated Notes due 2012: In March 2004, we issued $200 million in aggregate principal amount of 8.25% Notes, which were issued at a price of 99.282% of par. In December 2004, we issued an additional $100 million in aggregate principal amount of 8.25% Notes, which additional notes were issued at a price of 105.00% of par. In June 2007, we purchased $25.0 million in aggregate principal amount of our 8.25% Notes.
In August 2009, we purchased $75.0 million in aggregate principal amount of our 8.25% Notes pursuant to a cash tender offer. Tendering holders were paid an aggregate of approximately $79.1 million, representing 102.063% of par, plus accrued and unpaid interest. We used a portion of the net proceeds from our issuance of the 8.625% Notes to fund the tender offer. As of December 31, 2009, the aggregate principal amount of 8.25% Notes outstanding is $200 million.
8.75% Senior Subordinated Notes due 2013: In September 2003, we issued $135 million in aggregate principal amount of 8.75% Notes, which notes were issued at 98.369% of par. In July 2009, we commenced a cash tender offer for all $135 million aggregate principal amount of our outstanding 8.75% Notes. In August 2009, we purchased $125.5 million aggregate principal amount of such notes pursuant to such cash tender offer. Tendering holders were paid an aggregate of approximately $133.4 million, representing 103.167% of par, plus accrued and unpaid interest.

In October 2009, the remaining $9.5 million in aggregate principal amount of 8.75% Notes were redeemed for approximately $10.2 million, representing 102.917% of the aggregate principal amount, plus accrued and unpaid interest. We used a portion of the net proceeds from our issuance of the 8.625% Notes to fund both the tender offer and redemption.
The 8.25% Notes, 7.50% Notes and 8.625% Notes are redeemable, at our option, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value):

8.25% Notes Redeemable		7.50% Notes Redeemable		8.625% Notes Redeemable
	At a		At a		At a
	percentage		percentage		percentage
On or after	of par	On or after	of par	On or after	of par
March 15,	equal to	June 15,	equal to	August 1,	equal to
2008	104.125%	2011	103.750%	2013	104.313%
2009	102.063%	2012	101.875%	2014	102.156%
2010 and thereafter	100.000%	2013 and thereafter	100.000%	2015 and thereafter	100.000%
In addition, the 8.625% Notes and 7.50% Notes are redeemable prior to August 1, 2013 and June 15, 2011, respectively, at a price that reflects a yield to first call equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
Our indentures governing our 8.625% Notes, 7.50% Notes, and 8.25% Notes and our existing Amended Credit Facility limit the amount of dividends that we are permitted to pay.
Loss on early extinguishment of debt: During 2009, we issued $450 million aggregate principal amount of 8.625% Notes, and used much of the net proceeds to retire early other outstanding indebtedness. Such early retirements resulted in a write-off of $9.5 million in call or tender premiums, unamortized debt issuance and other costs.
Fair Value of Financial Instruments: The estimated fair value of our long-term debt at December 31, 2009 was approximately $1.0 billion, versus its book value of $1.1 billion. At December 31, 2008, the estimated fair value of our long-term debt was approximately $651 million, versus its book value of $943 million. The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about December 31, 2009 and December 31, 2008 and the fair value of our senior secured credit facility was based on estimated fair values of comparable debt instruments.
Annual Maturities: As of December 31, 2009, annual maturities of secured and unsecured notes payable are as follows (in millions):

Year ending December 31:
2010	$0.1
2011	0.1
2012	200.1
2013	0.1
2014 (a)	37.0
Thereafter	835.4

1,072.8
Plus the difference between principal at maturity and unamortized net debt issuance discount	(9.4)

Long-term debt, including current portion	$1,063.4

(a)	Includes the $36.9 million of borrowings under our Previous Credit Facility. On February 5, 2010, we entered into an Amended Credit Facility, which facility matures in March 2014; provided that such date will be accelerated to September 30, 2011 if any portion of our 8.25% senior subordinated notes due 2012 is outstanding on September 30, 2011.

Note 4—Income Taxes
Consolidated income (loss) before taxes for domestic and foreign continuing operations is as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Domestic	$(261.1)	$(430.4)	$(8.9)
Foreign	6.0	5.7	9.4

Total	$(255.1)	$(424.7)	$0.5

The composition of our income tax expense (benefit) from continuing operations for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2009:
U.S. Federal	$0.5	$(3.9)	$(3.4)
State	5.6	(2.8)	2.8
Foreign	3.7	(0.4)	3.3

	$9.8	$(7.1)	$2.7

Year ended December 31, 2008:
U.S. Federal	$(6.6)	$(34.3)	$(40.9)
State	(0.6)	(15.2)	(15.8)
Foreign	2.6	(0.4)	2.2

	$(4.6)	$(49.9)	$(54.5)

Year ended December 31, 2007:
U.S. Federal	$(0.1)	$(9.0)	$(9.1)
State	0.9	3.3	4.2
Foreign	4.5	0.8	5.3

	$5.3	$(4.9)	$0.4

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2009		2008		2007
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (benefit) expense at the statutory rate	(35.0)%	$(89.3)	(35.0)%	$(148.6)	35.0%	$0.2
State income taxes, net of federal tax benefits	(1.5)%	(3.9)	(3.6)%	(15.4)	812.8%	3.9
Non-deductible expenses and other	1.3%	3.4	3.0%	12.8	694.9%	3.4
Reversal of reserves for unrecognized tax benefits	0.5%	1.2	(0.0)%	(0.1)	(1,377.9)%	(6.7)
Credits	(0.8)%	(2.0)	(0.4)%	(1.5)	(469.4)%	(2.3)
Change in valuation allowance/reserve of deferred tax assets	36.6%	93.3	23.2%	98.3	396.0%	1.9

Income tax (benefit) expense from continuing operations	1.1%	$2.7	(12.8)%	$(54.5)	91.4%	$0.4

Our 2009 tax rate differs from the statutory rate due to the effects of permanent items and the recording of a valuation allowance against a significant portion of our deferred tax assets as of the end of the year.
The following table shows the allocation of income tax (expense) benefit between continuing operations, discontinued operations and equity:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Income (loss) from continuing operations before income taxes	$(255.1)	$(424.7)	$0.5
Income tax benefit (expense) allocated to continuing operations	(2.7)	54.5	(0.4)

Income (loss) from continuing operations	(257.8)	(370.2)	0.1

Income (loss) from discontinued operations before income taxes	(0.5)	79.7	(4.5)
Income tax benefit (expense) allocated to discontinued operations	—	(32.1)	3.0

Income (loss) from discontinued operations	(0.5)	47.6	(1.5)

Net loss	$(258.3)	$(322.6)	$(1.4)

Income tax benefit allocated to additional paid in capital	$—	$—	$1.3
Income tax benefit (expense) allocated to other comprehensive income	$—	$(1.4)	$2.2

At December 31, 2009 and 2008, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31
	2009	2008
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$3.5	$3.3
Bad debt allowance	2.9	3.2
Legal and merger costs	4.2	2.0
Other	8.0	7.9
Less valuation allowance	(15.4)	(15.7)

Total deferred tax assets—current	3.2	0.7

Deferred tax liabilities—current:
Prepaid expenses	(2.4)	(2.2)
Other	(0.2)	(2.5)

Total deferred tax liabilities—current	(2.6)	(4.7)

Net current deferred tax assets (liabilities)	$0.6	$(4.0)

Deferred tax assets—non-current:
Federal tax credit carry-forwards	$8.1	$6.8
Federal net operating loss carry-forwards	21.9	—
State net operating loss carry-forwards	3.7	2.5
Capital loss carry-forward	6.5	—
Los Angeles Revitalization Zone tax credits	4.3	6.5
Deferred compensation	4.5	5.4
Pre-opening expenses capitalized for tax purposes	12.8	31.1
Stock options expense—book cost	14.4	8.9
Unrealized loss on equity securities	—	11.6
Fixed assets	102.0	13.7
Other	11.1	5.1
Less valuation allowance	(182.7)	(89.1)

Total deferred tax assets—non-current	6.6	2.5

Deferred tax liabilities—non-current:
Intangible assets	(4.1)	(4.0)
Other	—	(0.7)

Total deferred tax liabilities—non-current:	(4.1)	(4.7)

Net non-current deferred tax assets (liabilities)	$2.5	$(2.2)

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31
	2009	2008
	(in millions)
Total deferred tax assets	$208.0	$108.0
Less valuation allowances	(198.1)	(104.8)
Less total deferred tax liabilities	(6.8)	(9.4)

Net deferred tax asset (liabilities)	$3.1	$(6.2)

During the year ended December 31, 2009, we established additional non-cash deferred tax asset valuation allowances totaling $93.3 million with respect to the realization of deferred tax assets.

Authoritative guidance requires the recording of a valuation allowance in a tax jurisdiction when it is “more likely than not” that some portion or all of the deferred tax assets will not be realized. The authoritative guidance further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. Authoritative guidance requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies.
We have reported a cumulative U.S. pretax accounting loss for the years 2006 through 2009, with the 2009 loss resulting primarily from the fourth quarter impairment charges. Considering the likelihood of realization of deferred tax assets, we reached the determination that a valuation allowance was appropriate. However, we did not record a valuation allowance against federal and state deferred tax assets which are of the same character and will reverse in the same period as deferred tax liabilities in the future. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may be changed in future years. No valuation allowance was placed on our foreign and certain state deferred tax assets as all are believed to be more likely than not to be fully realized.
As of December 31, 2009, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.2 million, General Business Credit (“GBC”) carry-forwards of $3.3 million and Foreign Tax Credit (“FTC”) carry-forwards of $1.6 million. The FTC and GBC carry-forwards will expire in 2011 through 2030, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2009, we have $63.2 million of federal net operating losses which can be carried back five years, upon our election, or forward 20 years and will expire in 2030. We also have $86.1 million of state net operating loss carry-forwards, predominantly in Louisiana and New Jersey, which expire on various dates beginning in 2012.
As of December 31, 2009, we had approximately $4.3 million of Los Angeles Revitalization Zone (“LARZ”) tax credits. A valuation allowance had been recorded for the entire amount in previous years because the use of LARZ credits is limited to business income apportioned to the LARZ. A portion of the LARZ credits will expire annually through 2012.
Pursuant to authoritative guidance, companies may elect to permanently reinvest earnings of foreign subsidiaries offshore which delays the recognition of U.S. tax on these earnings. In 2009, we have not provided for federal income taxes or tax benefits on the undistributed earnings (approximately $9.6 million at December 31, 2009) associated with Casino Magic Argentina. In the event some or all of the earnings are distributed to us, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes. However, foreign tax credits may become available to reduce or eliminate the U.S. income tax liability. A tax liability associated with the undistributed earnings has not been disclosed since the determination of such liability is not practicable. In 2008, we elected to treat all but approximately $3.4 million as permanently reinvested.
We file income tax returns in federal, state and foreign jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2003, state income tax examinations for tax years prior to 2000, and Argentina income tax examinations for tax years prior to 2004. In 2008, we finalized the Argentina income tax examination for the periods 2001- 2003, with no material effect to the financial statements. In December 2009, we were notified by the Internal Revenue Service that our tax returns for the years 2006 through 2008 would be examined. In 2008, the Indiana Department of Revenue commenced an income tax examination of our Indiana income tax filings for the 2005 to 2007 period. During June of 2009, we received an informal notification from the field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, we submitted additional information to the department for consideration. On February 9, 2010, we received a revised proposed assessment in the amount of $7.3 million excluding interest and penalties. We will have 45 days to file a protest. In each case of examination, both federal and Indiana state, we believe that we have adequately provided for the potential outcome.

As of December 31, 2009, we had $6.2 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2008, we accrued approximately $1.2 million of interest related to unrecognized tax benefits and had $4.0 million of cumulative interest accrued as of the end of the year. No penalties were accrued for in any years. It is reasonably possible that the total amounts of unrecognized tax benefits may decrease by approximately $1.0 million to $3.0 million during the next twelve months.
The following table summarizes the activity related to uncertain tax benefits for 2009 and 2008, excluding any interest or penalties:

	2009	2008
	(in millions)
Balance at January 1	$22.3	$21.5
Gross increases—tax positions in prior periods	2.2	7.3
Gross decreases—tax positions in prior periods	(5.0)	(6.5)

Balance as of December 31	$19.5	$22.3

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, a hotel in Atlantic City, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2009 are as follows:

Total
(in millions)
Period:
2010	$10.7
2011	11.4
2012	12.3
2013	10.2
2014	9.7
Thereafter	528.0

$582.3

Total rent expense for these long-term lease obligations for the years ended December 31, 2009, 2008 and 2007 was $15.2 million, $16.2 million and $15.4 million, respectively.
We lease approximately 148 of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term is through September 2010 and has eight remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. The lease obligation included in rent expense was $2.1 million for 2009 and $ 2.2 million and $2.3 million for 2008 and 2007, respectively. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.
We lease the 242 acres underlying our L’Auberge du Lac and its related golf course. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $939,500 per year, which amount adjusts annually for changes in the Consumer Price Index.

We lease approximately 234 acres of land from the Lake Charles Harbor and Terminal District. Previously, our Sugarcane Bay project was to occupy a portion of this land. However, our updated plans for Sugarcane Bay announced in November 2009 have moved the project and it is estimated we will now use approximately 5 acres of this land for parking facilities for our Sugarcane Bay project. The lease has an initial term of 10 years, commencing on the opening of Sugarcane Bay with six renewal options of 10 years each, similar to the L’Auberge du Lac lease. The annual rent on the 234-acre lease is $1.2 million for the first five years commencing with the opening of Sugarcane Bay and thereafter the amount adjusts annually for changes in the Consumer Price Index, not to exceed 5% in any given year. Prior to the opening of Sugarcane Bay, we are obligated to pay one-half of the annual rent on the date that certain conditions have been meet, including obtaining all the required permits, licenses or approvals. We have begun discussions with the District to revise this lease to provide for the fact that our Sugarcane Bay project will now be built primarily on land already leased for our L’Auberge du Lac complex. In connection with such revisions, we may owe additional amounts to the District. Within the leased land, we purchased 50 acres for $5.0 million, the location of which we will designate in connection with the opening of Sugarcane Bay, which purchase did not change the base rent amount. In addition, we purchased approximately 56 acres of land near the Sugarcane Bay and L’Auberge du Lac properties for future development opportunities.
We lease 56 acres constituting a site in south St. Louis County located approximately 10 miles south of downtown St. Louis, Missouri, where we have built our River City casino. The lease has a term of 99 years.
In connection with the purchase of the Atlantic City site in November 2006, we assumed the remaining six years of a 12-year lease for a hotel, which lease provides for two extension periods at our option through December 2030. Annual rent is $2.0 million with escalating payments of 11% every five years.
We lease approximately 41,000 square feet of corporate office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $1.1 million per year. The lease is for 10 years beginning October 2006, subject to one renewal term of 60 additional months. The annual rent increases 3% a year based on increases in the Consumer Price Index, not to exceed 5% a year.
We also lease approximately 9,900 square feet of corporate office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $0.5 million a year. The lease expires June 30, 2014. The annual rent increases 3% a year.
Additionally, we also lease approximately 8,500 square feet of corporate office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $0.2 million a year. The lease is for five years beginning April 2009, subject to one renewal term of 60 additional months. The annual rent increases 3% a year based on increases in the Consumer Price Index, not to exceed 6% a year.
We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense was $20.9 million, $22.1 million and $15.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in Gaming Expense on the audited Consolidated Statements of Operation.
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

In addition to the 2005 Plan, we have four stock option plans (the “Prior Plans”) which provided for the issuance of up to approximately 4.4 million shares of the Company’s common stock. In addition, in 2002, 2003 and 2008, in order to recruit our executive officers, we granted options outside of the 2005 Plan or the Prior Plans for the purchase of 1,052,540 common shares, all of which remained outstanding as of December 31, 2009 (the “Individual Arrangements”).
As of December 31, 2009, we have approximately 6.3 million share-based awards outstanding, 8,000 of which are restricted stock and other awards and the rest of which are common stock options. There were approximately 1.6 million share-based awards available for grant under the various plans as of December 31, 2009.
In October 2006, we granted 45,000 shares of restricted stock pursuant to the 2005 Plan, which vest in five equal annual installments on the anniversary of the date of grant. Of the 45,000 shares of restricted stock granted, 25,000 shares of restricted stock were granted to former executive officers and pursuant to separation agreements between the Company and the former executive officers, 21,000 shares of restricted stock vested and 4,000 shares of restricted stock were cancelled. As the restricted stock grants are service-based awards, the compensation charge was based on the grant date closing price of our common stock multiplied by the number of awards, or approximately $368,000, $321,000 and $323,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Compensation costs related to our share-based payment transactions are measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award.

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Pre-tax share-based compensation expense	$13.9	$9.2	$8.4
Tax benefit	(0.3)	(1.3)	(3.4)

Reduction in net income	13.6	7.9	$5.0

Reduction of diluted earnings per share	$0.23	$0.13	$0.09
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $13.3 million, $23.4 million and $20.0 million at December 31, 2009, 2008 and 2007, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years. The economic benefit to the employee may vary from the expense calculated, dependent on movement of the stock price.
The aggregate amount of cash we received from the exercise of stock options was $0.6 million, $0.7 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, which shares, consistent with prior periods, were newly issued common stock. We present a portion of such tax benefits as financing cash flows and outflows. There was no such tax benefit for the year ended December 31, 2009 or 2008. Excess tax benefits were $1.1 million for the year ended December 31, 2007.

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2007	5,782,665	$13.48
Granted	552,500	$30.36
Exercised	(207,600)	$11.39
Cancelled	(398,700)	$14.68

Options outstanding at December 31, 2007	5,728,865	$15.10
Granted	2,070,500	$14.34
Exercised	(74,000)	$9.21
Cancelled	(346,825)	$19.62

Options outstanding at December 31, 2008	7,378,540	$14.73
Granted	554,000	$10.99
Exercised	(91,505)	$6.05
Cancelled	(1,499,028)	$14.60

Options outstanding at December 31, 2009	6,342,007	$14.56

Vested or expected to vest at December 31, 2009	6,196,496

Options exercisable at December 31, 2009	4,630,107	$13.79
Options exercisable at December 31, 2008	4,003,940	$12.08
Options exercisable at December 31, 2007	3,347,517	$10.81
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the years ended:

December 31, 2009	$6.77
December 31, 2008	$14.34
December 31, 2007	$14.92
Stock options outstanding as of December 31, 2009, were as follows:

				Number of
	Number of	Weighted Average	Weighted Average	Exercisable	Weighted Average
Exercise Price Ranges	Stock Options	Remaining Life	Exercise Price	Stock Options	Exercise Price
$5.00—$8.00	919,239	3.57	$6.53	826,739	$6.43
$8.01—$9.00	883,501	0.91	$8.44	883,501	$8.44
$9.01—$13.00	922,400	6.71	$10.67	471,775	$10.43
$13.01—$15.00	1,546,167	5.65	$14.47	1,053,292	$14.45
$15.01—$20.00	1,106,800	5.54	$17.18	781,900	$17.19
$20.01—$30.00	689,400	6.41	$27.53	463,800	$27.56
$30.01—$38.00	274,500	6.69	$31.64	149,100	$31.47

	6,342,007	4.95	$14.56	4,630,107	$13.79

The “intrinsic value” is the number of exercisable options multiplied by the excess of the current share price over the weighted average exercise price of such options. The total intrinsic value of options as of December 31, 2009 and 2008 is as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Intrinsic value of:
Options outstanding and exercisable	$2.6	$1.2	$42.7
Options vested or expected to vest	10.8	4.3	45.0
Options exercised	0.1	0.7	3.6

We use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee share-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free	Expected Life	Expected	Expected
	Interest Rate	at Issuance	Volatility	Dividends
Options granted in the following periods:
2009	3.0%	6.7 years	60.3%	None
2008	3.6%	6.6 years	40.4%	None
2007	4.7%	6.3 years	41.9%	None
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
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $16,500 for 2009. In addition, effective January 1, 2003, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution, equal to $5,500 for 2009. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years. Historically, a 50% discretionary match was made, up to 5% of eligible compensation, of which half was paid during the year as part of the payroll cycle; and half was paid at the end of the Plan year, if an employee had completed 1,000 hours and was an active employee at the end of the year. For the years ended December 31, 2009, 2008 and 2007, matching contributions to the 401(k) Plan totaled $1.4 million, $1.4 million and $2.3 million, respectively.
Director Phantom Stock Units: As part of his annual retainer, each director receives $10,000 worth of phantom stock units on the date of the annual meeting of stockholders. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason. In addition, any director can elect to receive phantom stock units in lieu of payment of annual retainer and board fees. Phantom stock units are fully expensed when granted.
Other Benefit Plans: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, among other things, a portion of their annual base salary and bonus. Participation in the plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation. We do not make matching contributions to the Executive Plan for the benefit of participating employees and the payment of benefits under the plan is an unsecured obligation. In addition, certain executives are given the opportunity to defer income in return for a life annuity type investment. The total obligation under the Executive Plan is $11.2 million and $13.7 million as of December 31, 2009 and 2008, respectively, and is recorded in “Other Long-Term Liabilities” in the audited Consolidated Balance Sheets. This obligation is offset by the cash surrender value of insurance policies totaling $2.0 million and $2.2 million as of December 31, 2009 and 2008, respectively, which is recorded in “Other assets, net” in the audited Consolidated Balance Sheets.

In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of five years. At present, three members of the Board of Directors are over age 70. The benefit obligation is $0.3 million and $0.2 million as of December 31, 2009 and 2008, respectively, and is recorded in “Other Long-Term Liabilities” in the audited Consolidated Balance Sheets.
Severance Agreements: On November 7, 2009, Daniel R. Lee resigned as Chief Executive Officer, Chairman of the Board and director. In connection with his resignation, the Company entered into a Separation Agreement with Mr. Lee. Under the Separation Agreement, Mr. Lee is entitled to cash severance payments equal to approximately $2.8 million, payable in various installments over a three-year period. In addition, Mr. Lee will be entitled to receive a bonus of approximately $0.7 million for 2009. Mr. Lee will be entitled to receive health benefits coverage and disability insurance coverage for a maximum period of eighteen months. At the time of his separation, certain of Mr. Lee’s outstanding stock options became fully vested and exercisable and his remaining unvested stock options immediately terminated. In connection with the final determination of his 2009 bonus, Mr. Lee surrendered 483,333 options exercisable at $14.70 per share. Mr. Lee has one year from November 7, 2009 to exercise his remaining stock options.
Note 7—Dispositions, Discontinued Operations and Discontinued Development Opportunities
Discontinued operations for December 31, 2009, 2008 and 2007 consist of our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas.
Casino Magic Biloxi closed in 2005 after Hurricane Katrina. In November 2006, we completed the sale of our Casino Magic Biloxi site and certain related assets for $45 million. In 2008, we received insurance proceeds of $86 million in litigation settlements in connection with our insurance claim for our former Casino Magic Biloxi property, which income has been recorded in discontinued operations on the audited Consolidated Statement of Operations for the year ended December 31, 2008. We received no such insurance proceeds in 2009, but recorded legal expenses related to the ongoing legal dispute involving our insurance proceeds related to the property. To the extent insurance advances exceed the book value of destroyed assets and certain insured expenses, the difference, $18.3 million as of December 31, 2009, is recorded as a deferred gain on the audited Consolidated Balance Sheets. Subsequent to year end, we settled our pending litigation involving our former Casino Magic Biloxi site. See further detail at Note 14, Subsequent Events.
Under Sections 1031 and 1033 of the Internal Revenue Code of 1986, as amended, we completed exchanges with our purchase of land in Atlantic City and the acquisition of certain licenses and real estate interests from Harrah’s, deferring much of the tax gain on the sale of land and the anticipated insurance proceeds related to the Biloxi assets.
On July 30, 2008, we decided to sell or otherwise discontinue operations of The Casino at Emerald Bay in The Bahamas. The casino was closed on January 2, 2009. We are actively marketing the assets associated with our Bahamas operation; however, events and circumstances beyond our control have extended the period to complete the sale of the assets beyond a year. Since the beginning of the third quarter of 2008, we have reflected the business as a discontinued operation.

Revenue, expense and net income for Casino Magic Biloxi and The Casino at Emerald Bay included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
Revenues	$0.1	$0.9	$1.9

Operating income (loss)	$(0.5)	$76.6	$(4.5)
Interest income	—	3.0	—

Income (loss) before income taxes	(0.5)	79.6	(4.5)
Income tax benefit (expense)	—	(32.1)	3.1

Income (loss) from discontinued operations	$(0.5)	$47.6	$(1.4)

Net assets for Casino Magic Biloxi and The Casino at Emerald Bay are summarized as follows:

	December 31,
	2009	2008
	(in millions)
Assets:
Other assets, net	$1.1	$1.3

	$1.1	$1.3

Liabilities:
Total liabilities	$20.1	$20.8

Net Assets	$(19.0)	$(19.5)

In January 2010, we made the decision to explore strategic alternatives for our Argentina operations. Also, in January 2010, we made the decision to sell our assets in Atlantic City, New Jersey, as we no longer intend to develop on our site. The carrying amount as of December 31, 2009 of the assets and liabilities of our Argentina operations and Atlantic City included in the disposal group are as follows:

	December 31, 2009
	Argentina	Atlantic City
	Operations	Assets
	(in millions)
Assets:
Property and equipment, net	$18.4	$38.2
Other assets, net	9.7	25.5

	$28.1	$63.7

Liabilities:
Total liabilities	$4.3	$9.0

Net Assets	$23.8	$54.7

Kansas City, Kansas: In September 2007, we submitted a proposal for a new gaming entertainment complex to be located in Kansas City, Kansas. In September 2008, we withdrew such application. In June 2008, we deposited $25 million with the Kansas Lottery Commission, pursuant to such application, which was later returned to us in September 2008.

Note 8—Impairment of Goodwill and Indefinite-lived Intangible Assets
Impairment of Goodwill. In accordance with authoritative guidance, the Company reviews goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of our annual impairment testing, we recorded no impairment charges to goodwill for the year ended December 31, 2009, which goodwill relates to our Boomtown New Orleans property. During 2008, the carrying amounts of goodwill associated with Boomtown Reno and the President Casino were impaired by $9.9 million and $18.6 million, respectively. There were no such impairment charges for the year ended December 31, 2007, or any prior periods.
Impairment of Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets include gaming licenses, and all of such assets are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of our annual review during the fourth quarter of 2009, we fully impaired the gaming license related to our President Casino, which resulted in an impairment charge of $1.9 million for the year ended December 31, 2009. During 2009, we proposed to the Missouri Gaming Commission (“MGC”) two separate plans to relocate or replace the Admiral riverboat, on which the President Casino operates, with a newer, larger casino riverboat. We were informed by the MGC that either plan of action would require us to forfeit our license and reapply for a new gaming license in a public bid process open to all interested parties. On January 27, 2010, the MGC issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. For further information, see Note 10, Commitments and Contingencies.
During 2008, we determined the fair value of each of our gaming licenses related to Sugarcane Bay, Baton Rouge and Boomtown Bossier City was less than its respective carrying values, and as a result, for the year ended December 31, 2008, we recorded impairment charges of $20.3 million, $15.4 million, and $5.7 million, respectively. There were no such impairment charges for the year ended December 31, 2007.
Note 9—Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
(Gain)/Loss on sale of assets (a)	$1.7	$3.0	$(0.5)
Customer loyalty program related expenses (b)	—	1.4	—
Insurance proceeds	—	(0.2)	—
Other	—	0.1	—

Write-downs, reserves and recoveries, net	$1.7	$4.3	$(0.5)

(a)	During 2009 and 2008, we sold slot machines at our properties for a loss of $1.7 million and $3.0 million, respectively. During 2007, we recorded a $0.5 million gain on the sale of a corporate aircraft.

(b)	During the year ended December 31, 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account based on prior play. We had historically maintained such records to facilitate the provision of complimentary goods and services, but had not previously disclosed the point balances to customers at these facilities. The disclosure of point balances to our customers resulted in a non-cash charge to establish a liability for such initial amounts.

Note 10—Commitments and Contingencies
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
Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions). We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010; and (e) construct a roadway into the project, which construction is complete. We are also required to pay certain fees, potentially aggregating $20 million, unless we invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, such amenities to be mutually agreed upon by us and St. Louis County. We are required to pay rent in the amount of $2.5 million from May 1, 2009 to March 31, 2010, which amount has been paid. From April 1, 2010 through the expiration of the term of the lease and development agreement we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts. The second phase must be opened within three years from March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of fees begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of such fees that we would have to pay if the second phase is not completed is $20.0 million.
Employment and Severance Agreements: We have entered into employment agreements with certain employees, including our executive officers. The employment agreements require severance payments in the case of certain triggering events, including a change in control. As of December 31, 2009, the maximum aggregate amount that would be paid to this group of 33 employees if a triggering event occurs in every case following a change in control, where applicable, is approximately $31.0 million, which includes applicable amounts of salary, bonuses and any executive deferred compensation plan balances outstanding.
Self-Insurance: We self-insure various levels of general liability, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the audited Consolidated Balance Sheets.

Legal
Insurance Litigation: In April 2006, we filed a $347 million insurance claim for our losses related to our former Casino Magic Biloxi property caused by Hurricane Katrina. In August 2006, we filed suit in the United States District Court for the District of Nevada against three of our insurance carriers, Allianz Global Risks US Insurance Company, Arch Specialty Insurance Company and RSUI Indemnity Company, related to such losses. On February 22, 2008, we settled with Arch Specialty Insurance Company, which provided $50 million of coverage, in exchange for its agreement to pay us approximately $36.8 million, which we received in March 2008. On May 9, 2008, we settled with Allianz Global Risks US Insurance Company, in exchange for its agreement to pay us approximately $48 million, which we received in June 2008. Allianz Global Risks US Insurance Company had previously paid Pinnacle $5 million, which brought Allianz Global Risks US Insurance Company’s total payment on the claim to $53 million. On February 3, 2010, we settled all claims with RSUI Indemnity Company, in exchange for its agreement to pay us approximately $23.4 million, which we received on February 12, 2010. RSUI Indemnity Company had previously paid us approximately $2 million, which brought RSUI Indemnity Company’s total payment on the claim to $25.4 million. The Company has received payments totaling approximately $215 million from its insurers relative to these claims. The Company has no further outstanding insurance claims related to Hurricane Katrina.
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge ruled from the bench that she will dismiss Jebaco’s complaint in its entirety. On February 11, 2010, the written order dismissing Jebaco’s complaint was entered. Jebaco has sixty days from February 11, 2010 to appeal the state court’s decision.
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

On January 7, 2009, ACE petitioned the United States District Court for the District of New Jersey for an order compelling arbitration. On September 29, 2009, the federal court denied the petition and ACE has appealed to the United States Court of Appeals for the Third Circuit. On February 18, 2009, the trial judge in the state court action issued an order staying the arbitration, which we have also appealed. Oral argument in the appeal of the state court order was heard on December 16, 2009, but no ruling has yet been issued. Discovery in the state court lawsuit has commenced. On July 17, 2009, the state trial judge denied Madison House’s motion for partial summary judgment on the issue of whether ACE’s non-operation of the hotel following the closure of the Sands constituted a breach of the lease. While the Company cannot predict the outcome of this litigation, it intends to defend the matter vigorously.
Collective Bargaining Agreements: On May 17, 2006, we entered into a Memorandum of Agreement (the “MOA”) with Unite HERE Local 74 (“Union”) commensurate with our obligations under a development agreement with the city of St. Louis that, among other things, provided union access to certain employees (“bargaining unit employees”) employed at our Lumière Place facility should the Union manifest its intent to organize those employees. Additionally, the MOA provided that we would recognize the Union as the exclusive bargaining representative of the bargaining unit employees if a majority of the employees (verified by a neutral arbitrator) indicated their desire to be represented by the Union by signing an authorization card.
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
During March and April 2009, we received competing claims from three unions, each claiming to be the exclusive collective bargaining representative of our St. Louis employees, including a claim from one union that they were the successor to the Union. In response to the competing claims for recognition, we withdrew recognition from the Union because of a lack of continuity of representation. In May 2009, we notified the Union that the collective bargaining agreement for HoteLumière was no longer in effect and that the collective bargaining agreement for the President Casino was being terminated. In May 2009, one of the unions claiming to be the successor to the Union filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging, among other things, that we refused to bargain in good faith by refusing to engage in collective bargaining negotiations, by refusing to negotiate over the discharge of employees, and by withdrawing recognition and abrogating the terms and conditions of employment. The NLRB dismissed the charge filed against HoteLumière.
In October 2009, the Union again changed its affiliation, and again requested recognition, which was denied. In December 2009, the Union filed charges with the NLRB alleging that Lumière Place and President Casino acted unlawfully when they refused to recognize and deal with the Union. In January 2010, the NLRB issued a Complaint and Notice of Hearing against Lumière Place and President Casino. The hearing is scheduled to commence in April 2010.
President Casino: The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The current certification of the hull by the American Bureau of Shipping (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. On July 28, 2009, the Missouri Gaming Commission (“MGC”) held a public hearing to discuss our plans to address the expiration of the ABS certification in 2010. At such hearing, we proposed, subject to MGC review and ABS and other approvals, to replace the Admiral with a different vessel, specifically a riverboat built in 1993, which we acquired in 2006. Such boat has been out of service since Hurricane Rita in 2005. At this July 28, 2009 hearing, the Executive Director of the MGC, through counsel, made a recommendation that the MGC issue a ruling to prohibit Pinnacle from repairing, replacing or moving the Admiral. On August 26, 2009, the MGC approved a resolution that it is not practicable for us to repair the President Casino and prohibits us from relocating the President, or any other vessel, from the current location of the President Casino. The MGC’s resolution also provided that a new license would be needed to replace the President Casino with another vessel at its present site. On September 24, 2009, we filed a petition for judicial review with the Missouri Court of Appeals, Western District (“CAWD”) regarding the MGC’s resolution. The petition requests that the CAWD (1) set aside the MGC’s resolution; (2) stay the resolution, or alternatively, issue a writ of prohibition which would prevent the MGC from enforcing the resolution. On September 25, 2009, we filed a motion in the CAWD requesting that the CAWD (1) stay the enforcement of the resolution, (2) grant us the specific right, pending the appeal, to make and execute all necessary plans to repair or replace the President Casino and (3) order expedited briefing, argument, and review of the appeal. On October 7, 2009, the MGC responded to the motion to stay by arguing that the MGC is not trying to prohibit the repair of the Admiral and that whether the hull of the Admiral can be recertified is between us and the ABS. On October 15, 2009, the CAWD denied the motion to stay and set an accelerated briefing schedule for the appeal. On October 22, 2009 the MGC moved to dismiss our appeal.

On January 27, 2010, the MGC issued a preliminary order for disciplinary action against the President Riverboat Casino-Missouri, Inc. (“PRC-MO”), a wholly-owned subsidiary of Pinnacle Entertainment, Inc. and the operator of President Casino. The preliminary order proposes that the MGC revoke the license of the PRC-MO. The MGC alleges in its preliminary order that there has been a purposeful downgrading of the President Casino’s offerings and revenues, which it claims should subject PRC-MO to disciplinary action. On February 19, 2010, the Company filed a response to the preliminary order for disciplinary action and made a request for a hearing. The Company is examining all available legal remedies in connection with this matter.
Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the IDR challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, the Company submitted additional information to the IDR for consideration. On February 9, 2010, the Company received a revised proposed assessment in the amount of $7.3 million, excluding interest and penalties. The Company has 45 days to formally respond.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 11—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentina subsidiary; a subsidiary that owns an aircraft; a subsidiary with approximately $66.1 million in cash and cash equivalents as of December 31, 2009; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes, and 8.625% Notes, as well as our Previous Credit Facility and Amended Credit Facility. Our Atlantic City entities do not guarantee our Amended Credit Facility and did not guarantee our Previous Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations

For the year ended December 31, 2009
Revenues:
Gaming	$—	$876.2	$32.5	$—	$908.7
Food and beverage	—	59.3	3.2	—	62.5
Other	0.1	73.8	0.5	—	74.4

	0.1	1,009.3	36.2	—	1,045.6

Expenses:
Gaming	—	530.4	12.6	—	543.0
Food and beverage	—	58.2	4.3	—	62.5
General and administrative and other	56.5	250.2	8.0	—	314.7
Depreciation and amortization	5.4	95.8	4.0	—	105.2
Write downs, reserves, recoveries, and impairments	—	199.6	8.9	—	208.5

	61.9	1,134.2	37.8	—	1,233.9

Operating loss	(61.8)	(124.9)	(1.6)	—	(188.3)
Equity earnings of subsidiaries	(127.1)	2.6	—	124.5	—
Gain on sale of equity securities	6.0	—	6.9	—	12.9
Loss on early extinguishment of debt	(9.5)	—	—	—	(9.5)
Interest (expense) and non-operating income, net	(83.9)	13.7	—	—	(70.2)

Income (loss) from continuing operations before inter-company activity and income taxes	(276.3)	(108.6)	5.3	124.5	(255.1)
Management fee & inter-company interest	17.4	(17.3)	(0.1)	—	—
Income tax (expense) benefit	0.6	—	(3.3)	—	(2.7)

Income (loss) from continuing operations	(258.3)	(125.9)	1.9	124.5	(257.8)
Loss from discontinued operations, net of taxes	—	(0.5)	—	—	(0.5)

Net income (loss)	$(258.3)	$(126.4)	$1.9	$124.5	$(258.3)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2008
Revenues:
Gaming	$—	$844.2	$59.6	$—	$903.8
Food and beverage	—	58.3	4.9	—	63.2
Other	0.2	76.2	1.3	—	77.7

	0.2	978.7	65.8	—	1,044.7

Expenses:
Gaming	—	508.2	34.1	—	542.3
Food and beverage	0.1	58.9	6.5	—	65.5
General and administrative and other	59.0	264.4	18.5	—	341.9
Depreciation and amortization	5.2	100.4	12.2	—	117.8
Write downs, reserves, recoveries and impairments	9.8	285.4	27.3	—	322.5

	74.1	1,217.3	98.6	—	1,390.0

Operating loss	(73.9)	(238.6)	(32.8)	—	(345.3)
Equity earnings of subsidiaries	(246.7)	4.1	—	242.6	—
Interest (expense) and non-operating income, net	(76.2)	24.8	1.0	—	(50.4)
Impairment of investment in equity securities	(10.8)	—	(18.2)	—	(29.0)

Income (loss) from continuing operations before inter-company activity and income taxes	(407.6)	(209.7)	(50.0)	242.6	(424.7)

Management fee & inter-company interest	28.3	(28.0)	(0.3)	—	—
Income tax (expense) benefit	56.7	—	(2.2)	—	54.5

Income (loss) from continuing operations	(322.6)	(237.7)	(52.5)	242.6	(370.2)
Income (loss) from discontinued operations, net of taxes	—	54.9	(7.3)	—	47.6

Net income (loss)	$(322.6)	$(182.8)	$(59.8)	$242.6	$(322.6)

For the year ended December 31, 2007
Revenues:
Gaming	$—	$721.3	$88.1	$—	$809.4
Food and beverage	—	40.7	5.6	—	46.3
Other	0.2	64.0	1.9	—	66.1

	0.2	826.0	95.6	—	921.8

Expenses:
Gaming	—	426.0	45.4	—	471.4
Food and beverage	—	39.9	6.8	—	46.7
General and administrative and other	50.0	230.3	22.0	—	302.3
Depreciation and amortization	1.6	68.2	10.5	—	80.3
Write downs, reserves, recoveries and impairments	—	3.8	0.5	—	4.3

	51.6	768.2	85.2	—	905.0

Operating income (loss)	(51.4)	57.8	10.4	—	16.8
Equity earnings of subsidiaries	53.0	6.2	—	(59.2)	—
Loss on early extinguishment of debt	(6.1)	—	—	—	(6.1)
Interest (expense) and non-operating income, net	(56.6)	43.9	2.5	—	(10.2)

Income (loss) from continuing operations before inter-company activity and income taxes	(61.1)	107.9	12.9	(59.2)	0.5

Management fee & inter-company interest	55.0	(54.6)	(0.4)	—	—
Income tax (expense) benefit	4.7	—	(5.2)	—	(0.5)

Income (loss) from continuing operations	(1.4)	53.3	7.3	(59.2)	—
Loss from discontinued operations, net of taxes	—	—	(1.4)	—	(1.4)

Net income (loss)	$(1.4)	$53.3	$5.9	$(59.2)	$(1.4)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets

As of December 31, 2009
Current assets	$5.3	$91.2	$74.4	$—	$170.9
Property and equipment, net	16.9	1,511.6	28.9	—	1,557.4
Other non-current assets	50.3	62.7	2.6	—	115.6
Investment in subsidiaries	1,576.5	23.3	—	(1,599.8)	—
Inter-company	1.2	—	—	(1.2)	—

	$1,650.2	$1,688.8	$105.9	$(1,601.0)	$1,843.9

Current liabilities	63.4	151.7	5.2	—	220.3
Notes payable, long term	1,062.5	0.8	—	—	1,063.3
Other non-current liabilities	29.9	36.8	(0.8)	—	65.9
Inter-company	—	—	1.2	(1.2)	—
Equity	494.4	1,499.5	100.3	(1,599.8)	494.4

	$1,650.2	$1,688.8	$105.9	$(1,601.0)	$1,843.9

As of December 31, 2008
Current assets	$17.9	$85.3	$64.1	$—	$167.3
Property and equipment, net	18.3	1,565.0	46.7	—	1,630.0
Other non-current assets	47.4	68.4	10.3	(4.2)	121.9
Investment in subsidiaries	1,661.4	23.0	—	(1,684.4)	—
Inter-company	1.2	0.2	—	(1.4)	—

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

Current liabilities	38.6	129.4	6.5	0.1	174.6
Notes payable, long term	942.4	0.8	4.3	(4.3)	943.2
Other non-current liabilities	25.9	36.0	0.2	—	62.1
Inter-company	—	—	1.4	(1.4)	—
Equity	739.3	1,575.7	108.7	(1,684.4)	739.3

	$1,746.2	$1,741.9	$121.1	$(1,690.0)	$1,919.2

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
Statements of Cash Flows

For the year ended December 31, 2009
Cash provided by (used in) operating activities	$(108.1)	$226.8	$1.5	$—	$120.2
Cash (used in) provided by investing activities Capital expenditure and land additions	(3.8)	(221.4)	(1.2)	—	(226.4)
Proceeds from sale of equity securities and other	10.1	0.3	13.6	—	24.0

Cash provided by (used in) investing activities	6.3	(221.1)	12.4	—	(202.4)
Cash provided by financing activities
Net change in credit facility	(114.8)	—	—	—	(114.8)
Net change in notes payable	227.8	—	—	—	227.8
Other	(16.4)	—	—	—	(16.4)

Cash provided by financing activities	96.6	—	—	—	96.6
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	(5.2)	5.7	13.3	—	13.8
Cash and cash equivalents, beginning of period	6.7	51.0	58.0	—	115.7

Cash and cash equivalents, end of period	$1.5	$56.7	$71.3	$—	$129.5

For the year ended December 31, 2008
Cash provided by (used in) operating activities	$(102.3)	$236.6	$(5.0)	$—	$129.3
Cash used in investing activities
Capital expenditures and land additions	(9.1)	(277.0)	(4.8)	—	(290.9)
Investment in available for sale securities	0.7	(30.1)	—	—	(29.4)
Change in restricted cash and others	0.2	14.1	—	—	14.3

Cash used in investing activities	(8.2)	(293.0)	(4.8)	—	(306.0)
Cash provided by (used in) financing activities
Common stock transactions	101.9	—	—	—	101.9

Cash provided by (used in) financing activities	101.9	—	—	—	101.9
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	(8.6)	(56.4)	(10.4)	—	(75.4)
Cash and cash equivalents, beginning of period	15.3	106.0	69.8	—	191.1

Cash and cash equivalents, end of period	$6.7	$49.6	$59.4	$—	$115.7

For the year ended December 31, 2007
Cash provided by (used in) operating activities	$(441.8)	$506.5	$88.7	$—	$153.4
Cash used in investing activities
Capital expenditures and land additions	(16.7)	(492.9)	(36.0)	—	(545.6)
Receipts from sale of assets	(39.8)	—	—	—	(39.8)
Insurance proceeds and other	21.9	(7.6)	5.0	—	19.3

Cash used in investing activities	(34.6)	(500.5)	(31.0)	—	(566.1)
Cash provided by (used in) financing activities Common stock transactions	423.5	(8.8)	—	—	414.7

Cash provided by (used in) financing activities	423.5	(8.8)	—	—	414.7
Effect of exchange rate changes on cash	0.5	—	0.1	—	0.6

Increase (decrease) in cash and cash equivalents	(52.4)	(2.8)	57.8	—	2.6
Cash and cash equivalents, beginning of period	67.7	108.8	12.0	—	188.5

Cash and cash equivalents, end of period	$15.3	$106.0	$69.8	$—	$191.1

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes, and 8.625% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (River City), LLC, PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.625% Notes.

(b)	Casino Magic Neuquén SA and PNK Development 11, LLC, which as of December 31, 2009 held approximately $66.0 million in cash and cash equivalents, are our only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.625% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary that owns our corporate airplane.

Note 12—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the years ended December 31, 2009, 2008 and 2007.

	For the year ended
	December 31,
	2009	2008	2007
	(in millions)

Revenues:
L’Auberge du Lac	$339.0	$342.6	$321.2
Lumière Place	219.0	174.2	8.0
Boomtown New Orleans	137.7	158.4	162.0
Belterra Casino Resort	161.9	168.6	177.9
Boomtown Bossier City	90.9	88.9	89.7
Boomtown Reno	38.7	46.0	67.2
Casino Magic Argentina	36.2	40.0	37.3
President Casino	20.4	25.8	58.1
Other	1.8	0.2	0.4

Total Revenue	$1,045.6	$1,044.7	$921.8

Adjusted EBITDA: (a)
L’Auberge du Lac	$79.2	$84.3	$75.2
Lumière Place	42.0	10.1	(1.0)
Boomtown New Orleans	37.6	54.2	54.2
Belterra Casino Resort	26.5	29.7	39.3
Boomtown Bossier City	19.2	17.1	17.9
Boomtown Reno	(2.6)	(4.4)	3.5
Casino Magic Argentina	9.1	11.8	14.3
President Casino	(2.9)	(5.0)	7.1

	208.1	197.8	210.5
Corporate expenses (b)	(40.2)	(38.2)	(39.8)

	167.9	159.6	170.7

Other income (expense):
Depreciation and amortization	(105.1)	(117.8)	(80.3)
Pre-opening and development costs	(28.7)	(55.4)	(60.8)
Non-cash share-based compensation	(13.9)	(9.2)	(8.4)
Impairment of goodwill	—	(28.5)	—
Impairment of indefinite-lived intangible assets	(1.9)	(41.4)	—
Impairment of land and development costs	(188.4)	(228.0)	—
Impairment of buildings, riverboats and equipment	(16.5)	(20.3)	(4.9)
Write-downs, reserves and recoveries, net	(1.7)	(4.3)	0.5
Other non-operating income	0.3	2.7	15.5
Interest expense, net of capitalized interest	(70.5)	(53.0)	(25.7)
Gain on sale of equity securities	12.9	—	—
Impairment of investment in equity securities	—	(29.1)	—
Loss on early extinguishment of debt	(9.5)	—	(6.1)
Income tax benefit (expense)	(2.7)	54.5	(0.5)

Income (loss) from continuing operations	$(257.8)	$(370.2)	$—

Capital expenditures
L’Auberge du Lac	$5.4	$23.4	$69.8
Lumière Place	9.7	83.5	321.6
Boomtown New Orleans	5.7	7.6	4.7
Belterra Casino Resort	7.0	5.7	13.9
Boomtown Bossier City	4.2	3.1	2.3
Boomtown Reno	2.0	7.0	2.5
Casino Magic Argentina	1.2	4.5	10.5
President Casino	0.9	0.3	1.2
Corporate and Other, including new properties (c)	190.3	170.9	119.1

	$226.4	$306.0	$545.6

	December 31,
	2009	2008	2007
	(in millions)
Assets:
L’Auberge du Lac	$331.0	$356.2	$398.5
Lumière Place	507.9	542.8	525.3
Boomtown New Orleans	74.3	75.3	87.6
Belterra Casino Resort	193.6	200.7	215.1
Boomtown Bossier City	92.1	91.8	109.5
Boomtown Reno	41.9	54.6	71.9
Casino Magic Argentina	28.1	31.3	39.9
President Casino	2.6	8.2	45.9
Corporate and other including new properties	572.4	558.3	699.8

	$1,843.9	$1,919.2	$2,193.5

(a)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development costs, non-cash share-based compensation, merger termination proceeds, asset impairment costs, write-downs, reserves, recoveries, corporate level litigation settlement costs, gain (loss) on sale of certain assets, gain (loss) on sale of equity security investments, minority interest, gain (loss) on early extinguishment of debt and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(b)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(c)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the year ended December 31,
	2009	2008	2007
	(in millions)
River City	$169.2	$51.6	$18.3
Sugarcane Bay	14.3	11.2	3.1
Baton Rouge	2.1	1.0	21.4
Atlantic City	—	99.4	37.2

Note 13—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2009 and 2008:

	2009
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)

Revenues	$245.0	$265.4	$266.3	$269.0
Operating income (loss)	(223.7)	6.4	10.4	18.6
Income (loss) from continuing operations	(242.3)	(21.7)	5.0	1.2
Income (loss) from discontinued operations, net of taxes	0.3	(0.2)	(0.3)	(0.3)
Net income (loss)	(242.0)	(21.9)	4.7	0.9
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(4.03)	$(0.36)	$0.08	$0.02
Income (loss) from discontinued operations, net of taxes	0.00	(0.01)	—	—

Net income (loss)—basic	$(4.03)	$(0.37)	$0.08	$0.02

Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(4.03)	$(0.36)	$0.08	$0.02
Income (loss) from discontinued operations, net of taxes	0.00	(0.01)	—	—

Net income (loss)—diluted	$(4.03)	$(0.37)	$0.08	$0.02

	2008
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)

Revenues	$258.9	$262.8	$266.3	$256.6
Operating loss	(309.2)	(7.4)	(16.9)	(11.8)
Loss from continuing operations	(297.8)	(8.2)	(48.4)	(15.7)
Income (loss) from discontinued operations, net of taxes	0.1	(3.6)	30.3	20.8
Net income (loss)	(297.7)	(11.8)	(18.1)	5.1
Per Share Data—Basic (a)
Loss from continuing operations	$(4.97)	$(0.14)	$(0.81)	$(0.26)
Income (loss) from discontinued operations, net of taxes	(0.00)	(0.06)	0.51	0.34

Net income (loss)—basic	$(4.97)	$(0.20)	$(0.30)	$0.08

Per Share Data—Diluted (a)
Loss from continuing operations	$(4.97)	$(0.14)	$(0.81)	$(0.26)
Income (loss) from discontinued operations, net of taxes	(0.00)	(0.06)	0.51	0.34

Net income (loss)—diluted	$(4.97)	$(0.20)	$(0.30)	$0.08

(a)	Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Note 14—Subsequent Events
In January 2010, we made the decision to explore strategic alternatives for our Argentina operations. Also in January 2010, we made the decision to sell our assets in Atlantic City, New Jersey, as we no longer intend to develop on our site. For further discussion, see Note 7, Dispositions, Discontinued Operations and Discontinued Development Opportunities.
On January 27, 2010, the Missouri Gaming Commission (“MGC”) issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. The MGC alleges in its preliminary order that there has been a purposeful downgrading of the President Casino’s offerings and revenues, which it claims should subject our subsidiary that operates the President Casino to disciplinary action. On February 19, 2010, we filed a response to the preliminary order for disciplinary action and made a request for a hearing. We are examining all available legal remedies in connection with this matter. For further discussion, see Note 10, Commitments and Contingencies.
We entered into a Settlement Agreement and Mutual Release, effective as of February 3, 2010, with RSUI Indemnity Company (“RSUI”), to settle our lawsuit against RSUI in connection with the Hurricane Katrina-related damage to our former hotel, casino and related properties in Biloxi, Mississippi and our Boomtown Casino in Harvey, Louisiana. RSUI agreed to pay us $23.4 million, which amount was paid in full on February 12, 2010, which is in addition to RSUI’s prior payment of approximately $2.0 million. In total, including RSUI’s settlement payment, our insurance recovery from all of our carriers on our Hurricane Katrina-related damage claim was approximately $215 million. For further discussion, see Note 10, Commitments and Contingencies.
On February 5, 2010, we entered into the Amended Credit Facility. The Amended Credit Facility consists of a $375 million revolving credit facility, of which $110 million was drawn immediately, of which $92.7 million was used to repay borrowings outstanding under our Previous Credit Facility as of the same date. The Amended Credit Facility matures on March 31, 2014, provided that such date would accelerate to September 30, 2011 if any portion of our 8.25% Notes is outstanding on September 30, 2011. For further discussion, see Note 3, Long Term Debt.
On February 19, 2010, we entered into a Seventh Amendment (the “Seventh Amendment”) of our lease and development agreement with the St. Louis County Port Authority related to our River City project. The Seventh Amendment amends the lease and development agreement to (a) provide that our obligation to pay rent began on May 1, 2009 and the project opening date shall be March 4, 2010; (b) reduce the minimum number of slot machines from 2,300 to 2,000; (c) provide that we shall construct the hatch shell on the Park Property (as defined in the Development Agreement) within eighteen months following March 4, 2010; and (d) provide that we shall complete the second phase of the project within three years following March 4, 2010. In addition, the Seventh Amendment provides that for the period from May 1, 2009 to March 31, 2010, we shall pay to the St. Louis County rent of $2.5 million. From April 1, 2010 through the expiration of the term of the Development Agreement, we shall pay to the St. Louis County as annual rent the greater of (A) $4 million or (B) 2.5% of annual adjusted gross receipts.
On February 24, 2010, the Company entered into an amendment to Separation Agreement with Mr. Lee, effective February 11, 2010, whereby Mr. Lee would be entitled to receive a bonus of $749,325 for the 2009 year. In connection with the final determination of his 2009 bonus, Mr. Lee surrendered 483,333 options exercisable at $14.70 per share. For further discussion, see Item 9B of Part II.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.
Las Vegas, Nevada
We have audited Pinnacle Entertainment, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP Las Vegas, Nevada
February 26, 2010

Item 9B.   Other Information
Pinnacle has elected to include the following information in this Item 9B of Form 10-K in lieu of reporting it on a separately filed Form 8-K.
Item 5.02(e)—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Amendment to Separation Agreement
On November 12, 2009, the Company filed a Form 8-K reporting that Daniel R. Lee advised the Company of his resignation from his positions as the Company’s Chief Executive Officer and Chairman of the Board, effective November 7, 2009. In connection with his resignation, the Company entered into a Separation Agreement with Mr. Lee, dated as of November 7, 2009 (the “Separation Agreement”). On February 24, 2010, the Company entered into an amendment to Separation Agreement with Mr. Lee (the “Amendment to Separation Agreement”), effective February 11, 2010, whereby Mr. Lee would be entitled to receive a bonus of $749,325 for the 2009 year. In connection with the final determination of his 2009 bonus, Mr. Lee surrendered 483,333 options exercisable at $14.70 per share. The Amendment to Separation Agreement is attached hereto as Exhibit 10.56 and is incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Amendment to Separation Agreement.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.
Item 11.   Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.
Item 14.   Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

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

3.2
Restated Bylaws of Pinnacle Entertainment, Inc. as of January 13, 2010, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010. (SEC File No. 001-13641).

4.1†
Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.2†
Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.3†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.4†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.5†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.6†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.7†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.8†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

4.9†
Amendment to Pinnacle Entertainment, Inc. 2005 Equity And Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

4.10†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.11†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.12†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
4.13	†
Form of Director Stock Option Grant Notice and Form of Director Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

4.14	†
Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.15	†
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

4.17	†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.18
Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.19
First Supplemental Indenture, dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.20
Second Supplemental Indenture, dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.21
Third Supplemental Indenture, dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.22
Fourth Supplemental Indenture, dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.23
Fifth Supplemental Indenture, dated as of May 29, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
4.24
Sixth Supplemental Indenture, dated as of June 7, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 001-13641).

4.25
Seventh Supplemental Indenture, dated as of July 16, 2009, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.26	*
Eighth Supplemental Indenture, dated as of February 5, 2010, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

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

4.29
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.30	*
Second Supplemental Indenture, dated as of February 5, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.31
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

4.33	*
First Supplemental Indenture, dated as of February 5, 2010, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.34
Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.35
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

Exhibit
Number	Description of Exhibit
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

10.6
Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

10.7
Third Amended and Restated Credit Agreement, dated as of February 5, 2010, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Banc of America Securities LLC and JPMorgan Securities Inc., as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank Trust Company Americas and UBS Securities LLC, as Syndication Agents, Capital One National Association, as the Documentation Agent, and Barclays Bank PLC as the Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.8	†
Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 30, 2007 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

10.9	*†	Summary of Director Compensation

10.10	†
Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.11	†
Separation Agreement dated as of November 7, 2009 between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009. (SEC File No. 001-13641).

10.12	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.13	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.14	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.15	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.16	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Clifford D. Kortman

10.17	*†	First Amendment to Amended and Restated Employment Agreement dated December 18, 2009 between Pinnacle Entertainment, Inc. and Clifford D. Kortman

10.18	†
Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.19	†
Separation Agreement and General Release dated as of June 5, 2008 by and among Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008. (SEC File No. 001-13641).

10.20
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
10.21
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

10.22
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.23
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.24
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.25
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

10.27
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.28
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

10.31
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.32
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.33
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.34
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.35
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

10.37
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.38
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.39
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.40
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.42
Standard Form of Agreement, dated November 27, 2007, between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.43
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

10.44
Settlement Agreement, dated May 9, 2008, between Pinnacle Entertainment, Inc. and Allianz Global Risks US Insurance Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (SEC File No. 001-13641).

10.45
Settlement Agreement, dated February 22, 2008, between Pinnacle Entertainment, Inc. and Arch Specialty Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2008. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.46
Settlement Agreement and Mutual Release, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

10.47
Memorandum of Understanding, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

10.48	*†	Summary of Compensatory Arrangement between Pinnacle Entertainment, Inc. and John V. Giovenco.

10.49
Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

10.50	†
Pinnacle Entertainment, Inc. Executive Health Expense Plan is hereby incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.51	†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.52	†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.53	†
First Amendment to the Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 24, 2008 is hereby incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.54	*†	Form of Amendment to Stock Option Agreements for Directors

10.55	*†	Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers

10.56	*†	Amendment to Separation Agreement, effective February 11, 2010, between Pinnacle Entertainment, Inc. and Daniel R. Lee

16.1
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on May 13, 2009. (SEC File No. 001-13641).

16.2
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on April 30, 2009. (SEC File No. 001-13641).

11*		Statement re: Computation of Per Share Earnings.

12*		Computation of Ratio of Earnings to Fixed Charges.

21*		Subsidiaries of Pinnacle Entertainment, Inc.

23.1*		Consent of Ernst & Young LLP.

23.2*		Consent of Deloitte & Touche LLP.

Exhibit
Number		Description of Exhibit
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	*	Government Regulations and Gaming Issues.

99.2
Preliminary Order for Disciplinary Action, dated January 27, 2010, of the Missouri Gaming Commission is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010. (SEC File No. 001-13641).

99.3
Letter dated January 20, 2010 from the Executive Director of the Missouri Gaming Commission is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 25, 2010. (SEC File No. 001-13641).

99.4	*	Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated: February 26, 2010	By:	/s/ John V. Giovenco
John V. Giovenco
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John V. Giovenco John V. Giovenco	Dated: February 26, 2010
Interim Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Stephen H. Capp Stephen H. Capp	Dated: February 26, 2010
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Stephen C. Comer	Dated: February 26, 2010
Stephen C. Comer
Director

By:	/s/ Richard J. Goeglein	Dated: February 26, 2010
Richard J. Goeglein
Director

By:	/s/ Ellis Landau	Dated: February 26, 2010
Ellis Landau
Director

By:	/s/ Bruce A. Leslie	Dated: February 26, 2010
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Dated: February 26, 2010
James L. Martineau
Director

By:	/s/ Michael Ornest	Dated: February 26, 2010
Michael Ornest
Director

By:	/s/ Lynn P. Reitnouer	Dated: February 26, 2010
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2007, 2008 and 2009
(in thousands)

	As of	2007		As of	2008		As of	2009		As of
Reserve Description	1/1/07	Additions	Deductions	12/31/07	Additions	Deductions	12/31/08	Additions	Deductions	12/31/09
Allowance for doubtful accounts	$8,979	$4,553	$(2,067)	$11,465	$4,074	$(3,691)	$11,848	$2,496	$(3,559)	$10,785

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc. as of January 13, 2010, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 19, 2010. (SEC File No. 001-13641).

4.1	†
Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.2	†
Form of First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.3	†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.4	†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.5	†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.6	†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.7	†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.8	†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008. (SEC File No. 001-13641).

4.9	†
Amendment to Pinnacle Entertainment, Inc. 2005 Equity And Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

4.10	†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for 2005 Equity and Performance Incentive Plan of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.11	†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.12	†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
4.13	†
Form of Director Stock Option Grant Notice and Form of Director Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

4.14	†
Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.15	†
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

4.17	†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.18
Indenture dated as of March 15, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2004. (SEC File No. 001-13641).

4.19
First Supplemental Indenture, dated as of December 3, 2004, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2004. (SEC File No. 001-13641).

4.20
Second Supplemental Indenture, dated as of October 19, 2005, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.21
Third Supplemental Indenture, dated as of November 17, 2006, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.22
Fourth Supplemental Indenture, dated as of January 30, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

4.23
Fifth Supplemental Indenture, dated as of May 29, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
4.24
Sixth Supplemental Indenture, dated as of June 7, 2007, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 001-13641).

4.25
Seventh Supplemental Indenture, dated as of July 16, 2009, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.26	*
Eighth Supplemental Indenture, dated as of February 5, 2010, governing the 8.25% Senior Subordinated Notes due 2012, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

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

4.29
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.30	*
Second Supplemental Indenture, dated as of February 5, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.31
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

4.33	*
First Supplemental Indenture, dated as of February 5, 2010, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.34
Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.35
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

10.6
Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

10.7
Third Amended and Restated Credit Agreement, dated as of February 5, 2010, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Banc of America Securities LLC and JPMorgan Securities Inc., as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank Trust Company Americas and UBS Securities LLC, as Syndication Agents, Capital One National Association, as the Documentation Agent, and Barclays Bank PLC as the Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.8	†
Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 30, 2007 is hereby incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (SEC File No. 001-13641).

10.9	*†	Summary of Director Compensation

10.10	†
Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.11	†
Separation Agreement dated as of November 7, 2009 between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2009. (SEC File No. 001-13641).

10.12	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.13	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.14	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.15	†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.16	*†	Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Clifford D. Kortman

10.17	*†	First Amendment to Amended and Restated Employment Agreement dated December 18, 2009 between Pinnacle Entertainment, Inc. and Clifford D. Kortman

10.18	†
Employment Agreement dated October 6, 2006 between Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2006. (SEC File No. 001-13641).

10.19	†
Separation Agreement and General Release dated as of June 5, 2008 by and among Pinnacle Entertainment, Inc. and Wade W. Hundley is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2008. (SEC File No. 001-13641).

10.20
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
10.21
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

10.22
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.23
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.24
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.25
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

10.27
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.28
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

10.31
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.32
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

10.34
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.35
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

10.37
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.38
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.39
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries’ Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.40
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.42
Standard Form of Agreement, dated November 27, 2007, between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.43
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

10.44
Settlement Agreement, dated May 9, 2008, between Pinnacle Entertainment, Inc. and Allianz Global Risks US Insurance Company is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
10.45
Settlement Agreement, dated February 22, 2008, between Pinnacle Entertainment, Inc. and Arch Specialty Insurance Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2008. (SEC File No. 001-13641).

10.46
Settlement Agreement and Mutual Release, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

10.47
Memorandum of Understanding, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

10.48	*†	Summary of Compensatory Arrangement between Pinnacle Entertainment, Inc. and John V. Giovenco.

10.49
Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

10.50	†
Pinnacle Entertainment, Inc. Executive Health Expense Plan is hereby incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.51	†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.52	†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.53	†
First Amendment to the Second Amendment and Restatement of the Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, effective December 24, 2008 is hereby incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.54	*†	Form of Amendment to Stock Option Agreements for Directors

10.55	*†	Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers

10.56	*†	Amendment to Separation Agreement, effective February 11, 2010, between Pinnacle Entertainment, Inc. and Daniel R. Lee

16.1
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on May 13, 2009. (SEC File No. 001-13641).

16.2
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on April 30, 2009. (SEC File No. 001-13641).

11	*	Statement re: Computation of Per Share Earnings.

12	*	Computation of Ratio of Earnings to Fixed Charges.

21	*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1	*	Consent of Ernst & Young LLP.

Exhibit
Number		Description of Exhibit
23.2	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1	*	Government Regulations and Gaming Issues.

99.2
Preliminary Order for Disciplinary Action, dated January 27, 2010, of the Missouri Gaming Commission is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2010. (SEC File No. 001-13641).

99.3
Letter dated January 20, 2010 from the Executive Director of the Missouri Gaming Commission is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 25, 2010. (SEC File No. 001-13641).

99.4	*	Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.