Form 10-Q
period 2010-03-31
PINNACLE ENTERTAINMENT INC.
filed 2010-05-07
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-13641

PINNACLE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-3667491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8918 Spanish Ridge Avenue
Las Vegas, NV 89148
(Address of principal executive offices) (Zip Code)
(702) 541-7777
(Registrant’s telephone number, including area code)
3800 Howard Hughes Parkway, Las Vegas, NV 89169
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
YES ☐ NO ☑
As of the close of business on May 5, 2010, the number of outstanding shares of the registrant’s common stock was 60,537,986.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1.	Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2010	2009
	(in thousands, except per share data)
Revenues:
Gaming	$235,485	$228,938
Food and beverage	15,367	14,054
Lodging	8,398	8,271
Retail, entertainment and other	8,176	7,960

	267,426	259,223

Expenses and other costs (benefits):
Gaming	133,058	131,576
Food and beverage	15,909	14,171
Lodging	5,198	5,626
Retail, entertainment and other	4,568	4,310
General and administrative	56,812	55,463
Depreciation and amortization	26,080	25,484
Pre-opening and development costs	8,884	2,927
Write-downs, reserves and recoveries, net (Note 5)	(3,068)	451

	247,441	240,008

Operating income	19,985	19,215
Other non-operating income	27	85
Interest expense, net of capitalized interest	(20,952)	(16,575)
Loss on early extinguishment of debt	(1,418)	—

Income (loss) from continuing operations before income taxes	(2,358)	2,725
Income tax (expense) benefit	207	(179)

Income (loss) from continuing operations	(2,151)	2,546
Income (loss) from discontinued operations, net of income taxes	38,894	(1,615)

Net income	$36,743	$931

Net income per common share—basic
Income (loss) from continuing operations	$(0.04)	$0.04
Income (loss) from discontinued operations, net of income taxes	0.65	(0.02)

Net income per common share—basic	$0.61	$0.02

Net income per common share—diluted
Income (loss) from continuing operations	$(0.04)	$0.04
Income (loss) from discontinued operations, net of income taxes	0.64	(0.02)

Net income per common share—diluted	$0.60	$0.02

Number of shares—basic	60,107	60,008
Number of shares—diluted	60,936	61,876
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$133,925	$124,744
Accounts receivable, net of allowance for doubtful accounts of $10,320 and $12,556, respectively	12,259	13,803
Inventories	6,899	6,464
Prepaid expenses and other assets	12,018	15,683
Assets of discontinued operations held for sale	94,342	93,837

Total current assets	259,443	254,531
Restricted cash	6,612	7,149
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	260,599	212,602
Buildings, riverboats and improvements	1,276,176	1,078,511
Furniture, fixtures and equipment	485,105	419,518
Construction in progress	27,143	304,643

	2,049,023	2,015,274
Less: accumulated depreciation	(542,209)	(514,514)

	1,506,814	1,500,760
Assets held for sale	79	1,660
Goodwill	16,742	16,742
Intangible assets, net (Note 1)	30,017	30,017
Other assets, net	32,262	29,620
Deferred taxes- non current	3,377	3,377

Total assets	$1,855,346	$1,843,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,132	$72,319
Accrued interest	15,816	21,267
Accrued compensation	40,656	42,257
Accrued taxes	14,828	17,263
Other accrued liabilities	51,264	50,750
Deferred income taxes	1,274	1,274
Current portion of long-term debt (Note 2)	81	88
Liabilities of discontinued operations held for sale	16,019	34,368

Total current liabilities	172,070	239,586
Long-term debt less current portion (Note 2)	1,106,554	1,063,283
Other long-term liabilities	43,091	46,578

Total liabilities	1,321,715	1,349,447
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common—$0.10 par value, 60,211,186 and 60,079,686 shares outstanding, net of treasury shares	6,222	6,209
Additional paid in capital	1,016,859	1,014,233
Retained deficit	(451,636)	(488,379)
Accumulated other comprehensive loss	(17,724)	(17,564)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	533,631	494,409

	$1,855,346	$1,843,856

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months
	ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$36,743	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,757	26,201
Loss on disposal of assets	514	252
Impairment of land, buildings, riverboats and equipment	2,971	138
Other write-downs, reserves and recoveries	(8)	—
Provision for bad debts	644	809
Amortization of debt issuance costs	1,831	1,155
Share-based compensation expense	1,447	2,312
Change in deferred income taxes	(1,548)	750
Changes in operating assets and liabilities:
Receivables	2,255	2,827
Prepaid expenses and other	2,711	128
Other long-term assets	(3,050)	1,285
Accounts payable	(10,081)	(2,845)
Accrued compensation	(1,596)	(1,779)
Accrued interest	(5,451)	4,499
Other accrued liabilities	(2,392)	(1,621)
Other long-term liabilities	(17,965)	388

Net cash provided by operating activities	33,782	35,430

Cash flows from investing activities:
Capital expenditures	(65,908)	(33,625)
Change in restricted cash	667	(13)
Proceeds from sale of property and equipment	1,463	21

Net cash used in investing activities	(63,778)	(33,617)

Cash flows from financing activities:
Borrowings under credit facility	165,379	27,689
Repayments under credit facility	(122,298)	(14,456)
Payments on other secured and unsecured notes payable	(9)	(21)
Proceeds from common stock options exercised	15	446
Proceeds from issuance of common stock	1,081	—
Debt issuance and other financing costs	(6,447)	(70)

Net cash provided by financing activities	37,721	13,588

Effect of exchange rate changes on cash and cash equivalents	(58)	(261)

Increase in cash and cash equivalents	7,667	15,140
Cash and cash equivalents at the beginning of the period	129,576	115,712

Cash and cash equivalents at the end of the period	$137,243	$130,852

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$24,584	$11,036
Cash payments (refunds) related to income taxes, net	358	(3,504)
Increase (decrease) in construction related deposits and liabilities	(30,493)	34,862
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“River City Casino”, “Lumière Place Casino” and “President Casino”). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
In January 2010, we made the decision to explore strategic alternatives for our Argentina operations. Also in January 2010, we made the decision to sell our Atlantic City entities. We have classified the related assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and have included the results in discontinued operations. For further information, see Note 6, Discontinued Operations. In April 2010, the Company determined it was no longer in the best interest of shareholders to continue development of its Sugarcane Bay project. For further information, see Note 10, Subsequent Events.
We are also developing a casino-hotel in Baton Rouge, Louisiana, which is subject to various regulatory approvals.
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
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2009.
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
We measure our liability for deferred compensation on a recurring basis. As of March 31, 2010, the liability has a balance of $2.0 million and was valued using Level 1 inputs.
Land, Buildings, Riverboats and Land Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $45.8 million at both March 31, 2010 and December 31, 2009. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at March 31, 2010 relates primarily to our Sugarcane Bay and Baton Rouge projects. Depreciation expense for the three months ended March 31, 2010 and 2009 was $26.0 million and $25.5 million, respectively. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest for three months ended March 31, 2010 and 2009 amounted to $3.5 million and $2.2 million, respectively.
Goodwill and Other Intangible Assets Pursuant to authoritative guidance, goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or indefinite-lived intangible assets during the three months ended March 31, 2010 and 2009.
Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations. These taxes totaled approximately $71.3 million and $68.2 million for the three months ended March 31, 2010 and 2009, respectively.
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with authoritative guidance, and for the three months ended March 31, 2010 and 2009 consist of the following:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Pre-opening and development costs:
River City (a)	$8.2	$1.2
Sugarcane Bay	0.4	0.6
Baton Rouge	0.2	1.0
Other	0.1	0.1

Total pre-opening and development costs	$8.9	$2.9

(a)	Pre-opening expenses include $0.7 million and $1.0 million for non-cash straight-lined rent accruals under a lease agreement for the three months ended March 31, 2010 and 2009, respectively.

Comprehensive Income Our comprehensive income is as follows:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Net income	$36.7	$0.9
Other comprehensive income
Foreign currency translation loss	(0.3)	(1.7)
Post-retirement plan benefit obligation, net of income taxes (a)	0.1	0.8
Unrealized gain on securities, net of income taxes (b)	—	4.9

Comprehensive income	$36.5	$4.9

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan.

(b)	Available-for-sale securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of tax, as a component of other comprehensive income. All available-for-sale securities were sold during 2009.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of March 31, 2010 and 2009, our share-based awards issued under our stock option plans consisted primarily of common stock option grants.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued new authoritative guidance regarding disclosures about fair value measurements. An entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption did not have, and is not expected to have, a material effect on our unaudited Condensed Consolidated Financial Statements.
A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our unaudited Condensed Consolidated Financial Statements.

Note 2—Long-Term Debt
Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
	(in millions)
Senior Secured Credit Facility	$80.0	$36.9
8.625% Senior Notes due 2017	444.1	443.9
7.50% Senior Subordinated Notes due 2015	381.0	380.8
8.25% Senior Subordinated Notes due 2012	200.8	200.9
Other secured and unsecured notes payable	0.8	0.9

	1,106.7	1,063.4
Less current maturities	(0.1)	(0.1)

	$1,106.6	$1,063.3

Senior Secured Credit Facility: On February 5, 2010, we entered into an amended and restated credit agreement for a $375 million revolving credit facility (the “Credit Facility”). The Credit Facility matures on March 31, 2014; however, if any portion of our 8.25% senior subordinated notes due 2012 (“8.25% Notes”) is outstanding on September 30, 2011, the maturity date will be accelerated to September 30, 2011. As detailed below, on May 6, 2010, we issued new 8.75% senior subordinated notes due 2020 and concurrently issued a notice of redemption for all of our outstanding 8.25% Notes.
As of March 31, 2010, we had $80.0 million in borrowings outstanding under the Credit Facility, and had letters of credit of $9.6 million for various self-insurance programs. A letter of credit of $3.0 million related to our River City project was cancelled during March 2010.
On April 28, 2010, we modified certain covenants of our Credit Facility. Previously, there was a provision in the Credit Facility that we could not spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we had received at least $100 million in the aggregate from permitted sales or other dispositions of assets (including receipt of insurance proceeds), cash tax refunds, litigation settlements, and/or gross proceeds received by us from the issuance and sale of non-debt capital, and/or dividends and distributions received from unrestricted subsidiaries net of investments made after January 1, 2010 in such unrestricted subsidiaries that have not been charged to an investment basket. In the modification to our Credit Facility, this amount was reduced from $100 million in the aggregate to $40 million in the aggregate, and we have the funds available to meet this requirement.
Loss on early extinguishment of debt: During the three months ended March 31, 2010, we incurred a loss on early extinguishment of debt of $1.4 million related to the write off of unamortized debt issuance costs related to the execution of our Credit Facility.
8.75% Senior Subordinated Notes due 2020: On May 6, 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 (the “8.75% Notes”). The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at par. Net of the initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $341.5 million. Using the proceeds, we intend to redeem all of our existing 8.25% Notes, of which $200 million in aggregate principal amount is outstanding, and to repay $80 million in revolving credit borrowings under the Credit Facility. On May 6, 2010, we deposited the funds necessary for the redemption of our 8.25% Notes into escrow with the trustee and received a discharge of the 8.25% Notes indenture. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.

Interest expense, net of capitalized interest was as follows:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Interest expense before capitalization of interest	$24.4	$18.8
Less: capitalized interest	(3.5)	(2.2)

Total interest expense, net of capitalized interest	$20.9	$16.6

We issued $450 million in aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”) on August 10, 2009, and used a portion of the proceeds to repay the balance outstanding under our Credit Facility. The increase in interest expense before capitalized interest for the three months ended March 31, 2010 from the same 2009 period was due to the replacement of less expensive revolver borrowings with new, long-term 8.625% Notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the 8.625% Notes warranted the higher interest rate. The increase in capitalized interest was due to an increase in capitalized costs attributable to our River City project. We stopped capitalizing interest on our River City project upon opening.
Note 3—Income Taxes
Our effective income tax rate for continuing operations for the quarter ended March 31, 2010 resulted in a benefit of $0.2 million, or an 8.8% effective rate, as compared to an expense of $0.2 million, or a 6.6% effective rate for the same period last year. Our tax rate differs from the statutory rate due to the effects of permanent items, and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year as well as a reserve for unrecognized tax benefits. It is possible that the total amount of unrecognized tax benefits may decrease by approximately $1.0 million to $3.0 million during the next twelve months.
Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of March 31, 2010, we had approximately 7.1 million share-based awards issued, 172,772 of which are restricted stock awards and the rest of which are common stock options, with approximately 1.3 million share-based awards available for grant.
Pursuant to authoritative guidance, we recorded share-based compensation expense of approximately $1.4 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $18.7 million and $21.4 million at March 31, 2010 and 2009, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options was $15,000 and $446,000 for the three months ended March 31, 2010 and 2009, respectively. The associated shares were newly issued common stock.

The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2010	6,342,007	$14.56
Granted	1,109,000	$8.19
Exercised	(2,500)	$5.95
Cancelled, Forfeited	(309,983)	$16.58

Options outstanding at March 31, 2010	7,138,524	$13.49

Vested or expected to vest at a point in the future as of March 31, 2010	6,928,801
Options exercisable at March 31, 2010	4,671,199	$13.71
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2010	$5.09
Note 5—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Impairment of assets	$3.0	$0.1
Loss on disposal of assets	0.4	0.3
Legal settlement recoveries	(6.5)	—

Write-downs, reserves and recoveries, net	$(3.1)	$0.4

Impairment of assets: The President Casino operates on a vessel known as the Admiral. The certification of the hull by ABS Consulting expires on July 1, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. As such, during 2009, we began repairs to the hull to ensure recertification would be achieved prior to the expiration date. However, on March 10, 2010, we reached a settlement agreement with the Missouri Gaming Commission (“MGC”) in which we agreed to surrender our gaming license related to the President Casino and cease operations on or before July 1, 2010. In return, the MGC would withdraw and dismiss the preliminary order for disciplinary action issued on January 27, 2010. As a result, the hull repair project was terminated and all previously capitalized costs associated with the project were impaired for a total charge of $3.0 million for the three months ended March 31, 2010.
Loss on disposal of assets: During the three months ended March 31, 2010, we sold a warehouse and slot equipment at our properties for a loss of $0.4 million. During the three months ended March 31, 2009, we sold slot equipment for a loss of $0.3 million.
Legal settlement recoveries: During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Note 6—Discontinued Operations
Discontinued operations as of March 31, 2010 consist of our Casino Magic Argentina operations, our Atlantic City entities, our former Casino Magic Biloxi operations and our operations at The Casino at Emerald Bay in The Bahamas.
Casino Magic Argentina: In January 2010, we made the decision to explore strategic alternatives for our Argentina operations. We have reflected the business as a discontinued operation and the related assets and liabilities as held for sale. During the three months ended March 31, 2010 and 2009, our Argentina operations generated net income of $0.6 million and $1.4 million, respectively.

On April 29, 2010, we entered into an agreement to sell our Argentina operations for approximately $40 million, subject to working capital and other adjustments, the approval of the Government of the Province of Neuquén and customary closing conditions. Pursuant to the agreement, we will transfer all of the shares of Casino Magic Neuquén, a wholly-owned indirect subsidiary of Pinnacle, to the buyers.
Atlantic City: In January 2010, we made the decision to sell our Atlantic City entities. During the first quarter of 2010, we explored strategic alternatives for the assets and liabilities. We have reflected the business as a discontinued operation and the related assets and liabilities as held for sale. Our Atlantic City entities generated a net loss of $2.7 million for both the three months ended March 31, 2010 and 2009.
Casino Magic Biloxi: Casino Magic Biloxi closed in 2005 after Hurricane Katrina. In February 2010, we settled all remaining claims with our final insurance carrier in exchange for a payment of approximately $23.4 million, which amount was received on February 12, 2010. We have received payments totaling approximately $215 million from our insurers related to our claims. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain for the three months ended March 31, 2010. We have no further outstanding insurance claims related to Hurricane Katrina. During the three months ended March 31, 2010 and 2009, Casino Magic Biloxi generated a net income of $40.9 million and a net loss of $0.1 million, respectively.
The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. We are actively marketing the assets associated with our Bahamas operation; however, events and circumstances beyond our control have extended the period to complete the sale of the assets beyond a year. The business continues to be classified as a discontinued operation and the related assets as held for sale. During the three months ended March 31, 2010 and 2009, The Casino at Emerald Bay generated a net income of $0.1 million from the sale of assets and a net loss of $0.2 million, respectively.
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Revenues	$10.1	$9.8

Operating loss	$(1.9)	$(0.8)
Non-operating income (loss)	41.7	(0.1)

Income (loss) before income taxes	39.8	(0.9)
Income tax expense	(0.9)	(0.7)

Income (loss) from discontinued operations	$38.9	$(1.6)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31,	December 31,
	2010	2009
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$55.6	$56.6
Other assets, net	38.7	37.2

	$94.3	$93.8

Liabilities:
Accounts payable and other accrued liabilities	$13.8	$15.0
Long term liabilities	2.2	19.3

	16.0	34.3

Net Assets	$78.3	$59.5

President Casino: On March 10, 2010, we reached a settlement agreement with the Missouri Gaming Commission (“MGC”) in connection with the preliminary order for disciplinary action in regards to the President Casino. We agreed to surrender our gaming license related to the President Casino to the MGC and agreed to cease operations on or before July 1, 2010. In exchange, the MGC agreed to withdraw and dismiss the preliminary order for disciplinary action. The President Casino is currently scheduled to close on June 28, 2010, at which time it will be considered discontinued operations.
Note 7—Commitments and Contingencies
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
Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million. River City opened on March 4, 2010, and we expect to pay the contractor $153 million, of which approximately $12.2 million remains to be paid. The guaranteed maximum price set by the agreement is a portion of the total budget for the River City project. The budget includes items separate from those covered in the Agreement, such as construction work prior to entering into the Agreement; pre-opening and development costs; furniture, fixtures and other equipment; gaming equipment; consulting fees and information technology. The River City project represents a $351 million investment, excluding operating cash of approximately $10 million and capitalized interest of approximately $23 million, versus its original projected budget of $357 million.
Lease and Development Agreement: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions). We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility, which opened on March 4, 2010; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010; and

(e) construct a roadway into the project, which construction is complete. We are required to pay rent in the amount of $2.5 million from May 1, 2009 to March 31, 2010, which amount has been paid. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts. We are also required to invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, to be mutually agreed upon by us and St. Louis County. The second phase must be opened within three years from March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of such liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.
Self-Insurance: We self-insure various levels of general liability, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.
Legal
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge dismissed Jebaco’s complaint in its entirety. On April 16, 2010, Jebaco moved the district civil court for leave to appeal the dismissal of its claims. While the Company cannot predict the outcome of this litigation, it intends to vigorously defend against Jebaco’s claims.

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
On March 17, 2010, Madison House moved to dismiss its Complaint and ACE’s Counterclaim without prejudice, which motion was heard on April 28, 2010. The Court ruled that it was granting the motion to dismiss Madison House’s Complaint, without prejudice, but that it was denying the motion to dismiss ACE’s Counterclaim. The Court also ruled that the case would be moved from the Chancery Division to the Law Division. While the Company cannot predict the outcome of this litigation, it intends to pursue its Counterclaim vigorously.
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
On April 13, 2010, following the resolution of the competing claims for recognition, Lumière Place and President Casino agreed to settle the NLRB matters, by among other things, agreeing to recognize the Union as the bargaining representative of bargaining units of Lumière Place and President Casino employees, bargaining with the Union upon request, and recognizing the validity of the collective bargaining agreement between President Casino and the Union. The settlement agreements with the NLRB specifically provide that neither Lumière Place nor President Casino admit to having violated the National Labor Relations Act.
President Casino: The President Casino operates on a vessel known as the Admiral. The hull of the Admiral was built in 1904. The current certification of the hull by the American Bureau of Shipping (“ABS”) expires on July 19, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. On August 26, 2009, the Missouri Gaming Commission (the “MGC”) approved a resolution that it is not practicable for us to repair the President Casino and prohibits us from relocating the President, or any other vessel, from the current location of the President Casino. The MGC’s resolution also provided that a new license would be needed to replace the President Casino with another vessel at its present site. On September 24, 2009, we filed a petition for judicial review with the Missouri Court of Appeals, Western District (“CAWD”) regarding the MGC’s resolution.
On January 27, 2010, the MGC issued a preliminary order for disciplinary action (the “Order”) against the President Riverboat Casino-Missouri, Inc. (“PRC-MO”), a wholly-owned subsidiary of Pinnacle Entertainment, Inc. and the operator of President Casino. On March 10, 2010, the MGC approved of the settlement agreement, dated March 8, 2010, between the Company and PRC-MO and the MGC (the “Settlement Agreement”) in connection with the Order. Pursuant to the Settlement Agreement, the parties agreed that PRC-MO will surrender its gaming licenses to the MGC and cease operations on or before July 1, 2010 and that the MGC would withdraw and dismiss the Order against PRC-MO.
Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the IDR challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, the Company submitted additional information to the IDR for consideration. On February 9, 2010, the Company received a revised proposed assessment in the amount of $9.5 million, including interest and penalties of $2.3 million. On March 17, 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 8—Consolidating Condensed Financial Information
Our subsidiaries (excluding our Argentine subsidiary; a subsidiary that owned and subsequently sold our corporate jet on April 21, 2010; a subsidiary with approximately $66.3 million in cash, cash equivalents as of March 31, 2010; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.25% Notes, and 8.625% Notes, as well as our Credit Facility. Our Atlantic City entities do not guarantee our Credit Facility. On May 6, 2010, the same entities fully and unconditionally and jointly and severally guaranteed the payment of obligations under our new 8.75% Notes. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended March 31, 2010
Statement of Operations
Revenues:
Gaming	$—	$235.5	$—	$—	$235.5
Food and beverage	—	15.4	—	—	15.4
Other	—	16.5	—	—	16.5

	—	267.4	—	—	267.4

Expenses:
Gaming	—	133.1	—	—	133.1
Food and beverage	—	15.9	—	—	15.9
General and administrative and other	9.9	66.2	(0.7)	—	75.4
Depreciation and amortization	1.4	24.6	0.1	—	26.1
Write-downs, reserves and recoveries	(6.5)	3.4	—	—	(3.1)

	4.8	243.2	(0.6)	—	247.4

Operating income (loss)	(4.8)	24.2	0.6	—	20.0
Equity earnings of subsidiaries	62.8	0.6	—	(63.4)	—
Interest (expense) and non-operating income, net	(24.4)	3.4	—	—	(21.0)
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)

Income (loss) from continuing operations before inter-company activity and income taxes	32.2	28.2	0.6	(63.4)	(2.4)
Management fee & inter-company interest	4.3	(4.3)	—	—	—
Income tax benefit	0.2	—	—	—	0.2

Income (loss) from continuing operations	36.7	23.9	0.6	(63.4)	(2.2)
Income from discontinued operations, net of taxes	—	38.3	0.6	—	38.9

Net income (loss)	$36.7	$62.2	$1.2	$(63.4)	$36.7

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended March 31, 2009
Statement of Operations
Revenues:
Gaming	$—	$223.3	$5.6	$—	$228.9
Food and beverage	—	13.9	0.2	—	14.1
Other	—	16.0	0.2	—	16.2

	—	253.2	6.0	—	259.2

Expenses:
Gaming	—	127.0	4.5	—	131.5
Food and beverage	—	13.9	0.3	—	14.2
General and administrative and other	12.3	55.8	0.8	—	68.9
Depreciation and amortization	1.2	23.2	1.0	—	25.4

	13.5	219.9	6.6	—	240.0

Operating income (loss)	(13.5)	33.3	(0.6)	—	19.2
Equity earnings of subsidiaries	30.3	—	—	(30.3)	—
Interest (expense) and non-operating income, net	(18.8)	2.3	—	—	(16.5)

Income (loss) from continuing operations before inter-company activity and income taxes	(2.0)	35.6	(0.6)	(30.3)	2.7
Management fee & inter-company interest	3.1	(3.1)	—	—	—
Income tax expense	(0.2)	—	—	—	(0.2)

Income (loss) from continuing operations	0.9	32.5	(0.6)	(30.3)	2.5
Income (loss) from discontinued operations, net of taxes	—	(2.8)	1.2	—	(1.6)

Net income (loss)	$0.9	$29.7	$0.6	$(30.3)	$0.9

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of March 31, 2010
Balance Sheet
Current assets	$10.5	$87.9	$66.7	$—	$165.1
Property and equipment, net	16.9	1,479.4	10.5	—	1,506.8
Other non-current assets	54.2	34.9	—	—	89.1
Investment in subsidiaries	1,619.7	24.2	—	(1,643.9)	—
Assets of discontinued operations held for sale	—	64.9	29.4	—	94.3
Inter-company	1.2	—	—	(1.2)	—

	$1,702.5	$1,691.3	$106.6	$(1,645.1)	$1,855.3

Current liabilities	33.9	122.1	—	—	156.0
Notes payable, long term	1,105.8	0.8	—	—	1,106.6
Other non-current liabilities	29.2	13.9	—	—	43.1
Liabilities of discontinued operations held for sale	—	11.8	4.2	—	16.0
Inter-company	—	—	1.2	(1.2)	—
Equity	533.6	1,542.7	101.2	(1,643.9)	533.6

	$1,702.5	$1,691.3	$106.6	$(1,645.1)	$1,855.3

As of December 31, 2009
Balance Sheet
Current assets	$5.3	$88.7	$66.7	$—	$160.7
Property and equipment, net	16.9	1,473.3	10.6	—	1,500.8
Other non-current assets	49.3	39.2	—	—	88.5
Investment in subsidiaries	1,576.5	23.3	—	(1,599.8)	—
Assets of discontinued operations held for sale	—	64.3	29.5	—	93.8
Inter-company	1.2	—	—	(1.2)	—

	$1,649.2	$1,688.8	$106.8	$(1,601.0)	$1,843.8

Current liabilities	63.4	141.8	—	—	205.2
Notes payable, long term	1,062.5	0.7	—	—	1,063.2
Other non-current liabilities	28.9	17.7	—	—	46.6
Liabilities of discontinued operations held for sale	—	29.1	5.3	—	34.4
Inter-company	—	—	1.2	(1.2)	—
Equity	494.4	1,499.5	100.3	(1,599.8)	494.4

	$1,649.2	$1,688.8	$106.8	$(1,601.0)	$1,843.8

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended March 31, 2010
Statement of Cash Flows
Cash provided by (used in) operating activities	$(30.9)	$66.3	$(1.6)	$—	$33.8

Cash used in investing activities
Capital expenditures and other	(1.0)	(62.8)	—	—	(63.8)

Cash used in investing activities	(1.0)	(62.8)	—	—	(63.8)

Cash provided by financing activities
Change in notes payable and other	37.7	—	—	—	37.7

Cash provided by financing activities	37.7	—	—	—	37.7

Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	5.8	3.5	(1.7)	—	7.6
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6

Cash and cash equivalents, end of period	$7.3	$60.2	$69.7	$—	$137.2

For the three months ended March 31, 2009
Statement of Cash Flows
Cash provided by operating activities	$1.0	$32.7	$1.7	$—	$35.4

Cash used in investing activities
Capital expenditure and other	(0.8)	(32.8)	—	—	(33.6)

Cash used in investing activities	(0.8)	(32.8)	—	—	(33.6)

Cash provided by financing activities
Change in notes payable	13.6	—	—	—	13.6

Cash provided by financing activities	13.6	—	—	—	13.6

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	13.8	(0.1)	1.4	—	15.1
Cash and cash equivalents, beginning of period	6.7	49.5	59.5	—	115.7

Cash and cash equivalents, end of period	$20.5	$49.4	$60.9	$—	$130.8

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.25% Notes, and 8.625% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (River City), LLC, PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.25% Notes and 8.625% Notes.

(b)	Casino Magic Neuquén SA and PNK Development 11, LLC, which as of March 31, 2010 held approximately $66.3 million in cash and cash equivalents, are our only material non-guarantors of the 7.50% Notes, 8.25% Notes and 8.625% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary that owned and subsequently sold our corporate jet on April 21, 2010.

Note 9—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three months ended March 31, 2010 and 2009.

	For the three months
	ended March 31,
	2010	2009
	(in millions)
Revenues:
L’Auberge du Lac	$86.4	$88.4
St. Louis (a)	76.7	59.1
Boomtown New Orleans	34.8	38.3
Belterra Casino Resort	36.3	41.0
Boomtown Bossier City	24.4	24.8
Boomtown Reno	8.8	7.6

Total Revenue	$267.4	$259.2

Adjusted EBITDA: (b)
L’Auberge du Lac	$24.0	$23.5
St. Louis (a)	14.7	10.4
Boomtown New Orleans	10.6	13.5
Belterra Casino Resort	6.5	7.8
Boomtown Bossier City	6.5	6.2
Boomtown Reno	(1.0)	(1.3)

Adjusted EBITDA from continuing operations	61.3	60.1

Corporate expenses (c)	(8.0)	(9.8)

	$53.3	$50.3
Other benefits (costs) from continuing operations:
Depreciation and amortization	(26.1)	(25.5)
Pre-opening and development costs	(8.9)	(2.9)
Non-cash share-based compensation	(1.4)	(2.2)
Write-downs, reserves and recoveries, net	3.1	(0.4)
Other non-operating income	—	0.1
Interest expense, net of capitalized interest	(20.9)	(16.6)
Loss on early extinguishment of debt	(1.4)	—
Income tax benefit (expense)	0.2	(0.2)

Income (loss) from continuing operations	(2.1)	$2.6

Capital expenditures
L’Auberge du Lac	$1.3	$1.1
St. Louis (a)	48.8	24.1
Boomtown New Orleans	0.7	1.2
Belterra Casino Resort	1.5	3.2
Boomtown Bossier City	2.6	0.7
Boomtown Reno	0.1	0.8
Corporate and other, including properties under development (d)	10.9	2.5

	$65.9	$33.6

	March 31,	December 31,
	2010	2009
	(in millions)
Assets
L’Auberge du Lac	$315.3	$331.0
St. Louis (a)	831.3	809.3
Boomtown New Orleans	68.3	74.3
Belterra Casino Resort	191.8	193.6
Boomtown Bossier City	92.3	92.1
Boomtown Reno	40.9	41.9
Corporate and other, including new properties and discontinued operations	315.4	301.7

	$1,855.3	$1,843.9

(a)	Our St. Louis segment consists of Lumière Place, River City and the President Casino.

(b)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including $7.4 million for Sugarcane Bay and $1.8 million for Baton Rouge for the three months ended March 31, 2010 and $1.3 million for Sugarcane Bay for the three months ended March 31, 2009.
Note 10—Subsequent Events
Cabela’s Retail, Inc. expected to finance their retail store and certain road access improvements that would also benefit our Boomtown Reno property through the issuance of sales tax incremental bonds through local or state governmental authorities. On April 1, 2010, we agreed to purchase $5.3 million sales tax increment bonds from Cabela’s Retail, Inc. for a purchase price of $5.0 million, which amount was paid on April 30, 2010.
On April 13, 2010, we cancelled our planned $305 million Sugarcane Bay project in Lake Charles, Louisiana and on April 14, 2010, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we expect to record impairment charges related to real estate, development costs and the gaming license of approximately $30 million to $40 million in the second quarter of 2010. We may also incur additional costs associated with ending certain contracts.
On April 21, 2010, we completed the sale of our corporate jet for gross proceeds of $10.5 million.
On April 28, 2010, we modified certain covenants of our Credit Facility. Previously, there was a provision in the Credit Facility that we could not spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we had received at least $100 million in the aggregate from permitted sales or other dispositions of assets (including receipt of insurance proceeds), cash tax refunds, litigation settlements, and/or gross proceeds received by us from the issuance and sale of non-debt capital, and/or dividends and distributions received from unrestricted subsidiaries net of investments made after January 1, 2010 in such unrestricted subsidiaries that have not been charged to an investment basket. In the modification to our Credit Facility, this amount was reduced from $100 million in the aggregate to $40 million in the aggregate, and we have the funds available to meet this requirement. For further detail, see Note 2, Long-Term Debt.
On April 29, 2010, we entered into an agreement to sell our Argentina operations for approximately $40 million, subject to working capital and other adjustments, the approval of the Government of the Province of Neuquén and customary closing conditions. Pursuant to the agreement, we will transfer all of the shares of Casino Magic Neuquén, a wholly-owned indirect subsidiary of Pinnacle, to the buyers. For further detail, see Note 6, Discontinued Operations.

On May 6, 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 (the “8.75% Notes”). The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at par. Net of initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $341.5 million. Using the proceeds, we intend to redeem all of our existing 8.25% Notes, of which $200 million in aggregate principal amount is outstanding, and to repay $80 million in revolving credit borrowings under the Credit Facility. On May 6, 2010, we deposited the funds necessary to redeem the 8.25% Notes into escrow with the trustee and received a discharge of the 8.25% Notes indenture. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.
In April 2010, the Louisiana Gaming Control Board (“LGCB”) imposed a condition on our license that we plan to utilize for our Baton Rouge project that we deposit $25 million in an escrow account to be maintained until the commencement of gaming operations, which amount would be paid to the State of Louisiana in the event that we surrender the license due to withdrawal or cancellation of the Baton Rouge project or upon revocation of the license by the LGCB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
EXECUTIVE OVERVIEW
Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate eight domestic casinos, L’Auberge du Lac in Lake Charles, Louisiana; River City, Lumière Place and President Casino in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. Internationally, we operate one significant and several small casinos in Argentina. In January 2010, we made the decision to explore strategic alternatives for our Argentina operations, and as such, the results are included in discontinued operations on the Statements of Operations. On April 29, 2010, we entered into an agreement to sell our Argentina operations for approximately $40 million. Our River City Casino opened on March 4, 2010. In April 2010, we cancelled our Sugarcane Bay project in Lake Charles, Louisiana.
In Louisiana, we continue to proceed with design and entitlement work for our Baton Rouge project, which is subject to various regulatory approvals.
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
Our mission is to increase stockholder value. We intend to accomplish this through our long-term strategy of providing our guests with their favorite games in attractive surroundings with quality guest service, maintaining and improving each of our existing properties and building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital. Hence, we continually focus on customer service; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a new, high-quality gaming property in an attractive gaming market; and we may make strategic acquisitions, either alone or with third parties, when and if available, on terms we believe are reasonable.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2010 and 2009. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months
	ended March 31,
	2010	2009
	(in millions)
Revenues:
L’Auberge du Lac	$86.4	$88.4
St. Louis (a)	76.7	59.1
Boomtown New Orleans	34.8	38.3
Belterra Casino Resort	36.3	41.0
Boomtown Bossier City	24.4	24.8
Boomtown Reno	8.8	7.6

Total Revenues	$267.4	$259.2

Operating income	$20.0	$19.2

Income (loss) from continuing operations	$(2.1)	$2.6

Adjusted EBITDA: (b)
L’Auberge du Lac	$24.0	$23.5
St. Louis (a)	14.7	10.4
Boomtown New Orleans	10.6	13.5
Belterra Casino Resort	6.5	7.8
Boomtown Bossier City	6.5	6.2
Boomtown Reno	(1.0)	(1.3)

(a)	Our St. Louis segment consists of Lumière Place, River City and the President Casino.

(b)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, and discontinued operations.

Segment comparison of the three months ended March 31, 2010 and 2009
L’Auberge du Lac

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Gaming revenues	$77.1	$78.4	(1.7)%
Total revenues	86.4	88.4	(2.3)%
Operating income	16.7	16.2	3.1%
Adjusted EBITDA	24.0	23.5	2.1%
L’Auberge du Lac, our largest property, achieved increased Adjusted EBITDA for the three months ended March 31, 2010 as compared to the prior year period despite a slight decline in revenues. This reflects the initial benefits of a heightened focus on operating efficiencies.
St. Louis

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Gaming revenues	$65.6	$50.3	30.4%
Total revenues	76.7	59.1	29.8%
Operating income (loss)	(7.1)	(0.1)	NM
Adjusted EBITDA	14.7	10.4	41.3%
NM — Not Measurable
The St. Louis segment includes River City, Lumière Place, and the President Casino. River City opened on March 4, 2010 and generated positive Adjusted EBITDA for the three months ended March 31, 2010. Consistent with most property openings, River City experienced higher expenses than expected in the long-term. For the three months ended March 31, 2010, Lumière Place generated strong revenues and record Adjusted EBITDA as the property continues to improve operations. The President Casino’s revenues and Adjusted EBITDA have declined for the three months ended March 31, 2010 compared to the prior year period due to additional competition from the neighboring Lumière Place, as well as River City. In March 2010, we reached a settlement agreement with the Missouri Gaming Commission (the “MGC”), in which we agreed to surrender our gaming license related to the President Casino and cease operations by July 1, 2010. In exchange, the MGC agreed to withdraw and dismiss a preliminary order for disciplinary action. Currently, the President Casino is scheduled to close on June 28, 2010. See Note 7, Commitments and Contingencies, for further details.
Boomtown New Orleans

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Gaming revenues	$33.3	$36.7	(9.3)%
Total revenues	34.8	38.3	(9.1)%
Operating income	8.7	11.5	(24.3)%
Adjusted EBITDA	10.6	13.5	(21.5)%
Results during 2010 at Boomtown New Orleans reflect the heightened competition in the area, principally from the Mississippi Gulf Coast, as well as softer economic conditions. As Hurricane Katrina relief efforts have been reduced, the related spending, construction activity and discretionary income have declined, which has dampened operating results throughout the region. In addition, the first quarter of 2009 benefited from the reversal of accruals due to lower than anticipated repair expenses related to damages caused by Hurricanes Gustav and Ike during 2008. There were no hurricane related repairs in the first quarter of 2010.

Belterra Casino Resort

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Gaming revenues	$31.6	$35.8	(11.7)%
Total revenues	36.3	41.0	(11.5)%
Operating income	3.2	4.3	(25.6)%
Adjusted EBITDA	6.5	7.8	(16.7)%
Results during 2010 at Belterra reflect inclement weather conditions as the result of record snowfall, poor general economic conditions and increased competition in Belterra’s market area. During mid-2008, two racetrack casinos opened in the Indianapolis metropolitan area, each of which operate approximately 2,000 slot machines. One of these competitors replaced its temporary casino with a significantly nicer permanent facility in March 2009 and another competitor replaced a smaller facility with a new, larger casino in Lawrenceburg, Indiana in June 2009. In order to address this increased competition, we increased our marketing efforts and expenditures. Some of these marketing efforts proved to be unproductive.
On November 3, 2009, Ohio voters passed a constitutional amendment which allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. In the event a new casino is developed in Cincinnati or Columbus, which is likely to take several years to develop and open, it will likely provide additional competition to Belterra.
Boomtown Bossier City

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Gaming revenues	$23.0	$23.3	(1.3)%
Total revenues	24.4	24.8	(1.6)%
Operating income	5.0	4.6	8.7%
Adjusted EBITDA	6.5	6.2	4.8%
Boomtown Bossier City improved Adjusted EBITDA for the three months ended March 31, 2010 despite the competitive Bossier City/Shreveport gaming market through a refinement of the property’s marketing efforts and certain cost-cutting measures. Boomtown Bossier City competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth.
Boomtown Reno

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Gaming revenues	$4.8	$4.4	9.1%
Total revenues	8.8	7.6	15.8%
Operating loss	(1.7)	(2.5)	32.0%
Adjusted EBITDA	(1.0)	(1.3)	23.1%
Boomtown Reno increased revenues and reduced Adjusted EBITDA loss for the three months ended March 31, 2010 as a result of increased marketing efforts, remodeling efforts of the property and significant cost cutting measures. The Reno market continues to be adversely affected by significant competition from the northern California Native American gaming market, as well as poor economic conditions in both the Reno market and northern California.

Other factors affecting income from continuing operations
The following are a description of the other costs and benefits for the three months ended March 31, 2010 and 2009, respectively:

	For the three months		Percentage
	ended March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Other income (expense):
Corporate expenses	$(8.0)	$(9.8)	(18.4)%
Depreciation and amortization	(26.1)	(25.5)	2.4%
Pre-opening and development costs	(8.9)	(2.9)	206.9%
Non-cash share-based compensation	(1.4)	(2.2)	(36.4)%
Write-downs, reserves and recoveries, net	3.1	(0.4)	875.0%
Other non-operating income	—	0.1	(100.0)%
Interest expense, net of capitalized interest	(20.9)	(16.6)	25.9%
Loss on early extinguishment of debt	(1.4)	—	NM
Income tax benefit (expense)	0.2	(0.2)	200.0%
NM-Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses decreased during the first quarter of 2010 compared to the first quarter of 2009 due to effective cost-cutting measures, including a reduction of consulting fees and payroll and benefits.
Depreciation and amortization expense increased during the first quarter of 2010 due to the increase in fixed assets related to the opening of River City on March 4, 2010.
Pre-opening and Development Costs for the three months ended March 31, 2010 and 2009 consist of the following:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Pre-opening and development costs:
River City (a)	$8.2	$1.2
Sugarcane Bay	0.4	0.6
Baton Rouge	0.2	1.0
Other	0.1	0.1

Total pre-opening and development costs	$8.9	$2.9

(a)	Pre-opening costs at the River City project, which opened in the first quarter of 2010, include $0.7 million and $1.0 million, respectively, for the three months ended March 31, 2010 and 2009 for non-cash, straight-lined rent accruals under a lease agreement.
Non-cash Share-based Compensation Expense was $1.4 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. Such compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The expense has decreased due to the acceleration of and cancellation of options in connection with the resignation of our former Chief Executive Officer during the fourth quarter of 2009, as well as the acceleration of vesting of stock options held by our board members during the second quarter of 2009.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Impairment of assets	$3.0	$0.1
Loss on disposal of assets	0.4	0.3
Legal settlement recoveries	(6.5)	—

Write-downs, reserves and recoveries, net	$(3.1)	$0.4

Impairment of assets: The President Casino operates on a vessel known as the Admiral. The certification of the hull by ABS Consulting (“ABS”) expires on July 1, 2010, and the Admiral may not be used to carry passengers beyond that date without significant repairs and/or specific approval. As such, during 2009, we began repairs to the hull to ensure recertification would be achieved prior to the expiration date. However, on March 10, 2010, we reached a settlement agreement with the Missouri Gaming Commission (“MGC”) in which we agreed to surrender our gaming license related to the President Casino and cease operations on or before July 1, 2010. In return, the MGC would withdraw and dismiss the preliminary order for disciplinary action issued on January 27, 2010. As a result, the hull repair project was terminated and all previously capitalized costs associated with the project were impaired for a total charge of $3.0 million for the three months ended March 31, 2010.
Loss on disposal of assets: During the three months ended March 31, 2010, we sold a warehouse and slot equipment at our properties for a loss of $0.4 million. During the three months ended March 31, 2009, we sold slot equipment for a loss of $0.3 million.
Legal settlement recoveries: During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Interest expense was as follows:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Interest expense before capitalization of interest	$24.4	$18.8
Less: capitalized interest	(3.5)	(2.2)

Total interest expense, net of capitalized interest	$20.9	$16.6

We issued $450 million in aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”) on August 10, 2009, and used a portion of the proceeds to repay the balance outstanding under our Credit Facility. The increase in interest expense before capitalized interest for the three months ended March 31, 2010 from the same 2009 period was due to the replacement of less expensive revolver borrowings with new, long-term 8.625% Notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the 8.625% Notes warranted the higher interest rate. The increase in capitalized interest was due to an increase in capitalized costs attributable to our River City project. We stopped capitalizing interest on our River City project upon opening.
Loss on early extinguishment of debt: During the three months ended March 31, 2010, we incurred a loss on early extinguishment of debt of $1.4 million related to the write off of unamortized debt issuance costs related to the modification of our Credit facility.
Income Tax Benefit (Expense) Our effective income tax rate for continuing operations for the quarter ended March 31, 2010 was a benefit of $0.2 million, or 8.8%, as compared to an expense of $0.2 million, or 6.6% for the same period last year. Our tax rate differs from the statutory rate due to the effects of permanent items, and the recording of valuation allowance against a portion of our deferred tax assets generated in the current year as well as reserve for unrecognized tax benefits. It is possible that the total amounts of unrecognized tax benefits may decrease by approximately $1.0 million to $3.0 million during the next twelve months.

Discontinued Operations consist of our Argentine operations, which we decided to sell; our Atlantic City, New Jersey entities, which we decided to sell; our former Casino Magic Biloxi operations; and our operations at The Casino at Emerald Bay in The Bahamas. For the three months ended March 31, 2010 and 2009, respectively, we recorded a gain of $38.9 million and a loss of $1.6 million, net of income taxes, related to our discontinued operations. In February 2010, we settled all Casino Magic Biloxi claims with our insurance carrier in exchange for a payment of approximately $23.4 million. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in the three months ended March 31, 2010. We have no further outstanding insurance claims related to Hurricane Katrina.
On March 10, 2010, we reached a settlement agreement with the Missouri Gaming Commission (“MGC”) in connection with the preliminary order for disciplinary action in regards to the President Casino. We agreed to surrender our gaming license related to the President Casino to the MGC and agreed to cease operations on or before July 1, 2010. In exchange, the MGC agreed to withdraw and dismiss the preliminary order for disciplinary action. The President Casino is currently scheduled to close on June 28, 2010, at which time it will be considered discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2010, we held $134 million of cash and cash equivalents. We estimate that approximately $80 million of such cash is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. On February 5, 2010, we entered into a $375 million amended and restated credit facility, which facility matures in March 2014 (the “Credit Facility”). As of March 31, 2010, $80.0 million was outstanding under the Credit Facility, and $9.6 million was committed under various letters of credit. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs.
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

	For the three months ended		Percentage
	March 31,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Net cash provided by operating activities	$33.8	$35.4	(4.5)%
Net cash used in investing activities	$(63.8)	$(33.6)	89.9%
Net cash providing by financing activities	$37.7	$13.6	177.2%
Operating Cash Flow
Our cash provided by operating activities in the first quarter of 2010 as compared to the first quarter of 2009 decreased slightly due to large payments of our liabilities, offset by the positive impacts of insurance settlement proceeds and a legal settlement recovery.

Investing Cash Flow
The following is a summary of our capital expenditures for the three months ended March 31, 2010 and 2009:

	For the three months ended
	March 31,
	2010	2009
	(in millions)
Capital expenditures by property or development included:
River City	$44.8	$23.0
Sugarcane Bay	7.4	1.3
Baton Rouge	1.8	—
President Casino	2.7	—
Boomtown Bossier City	2.6	0.7
Belterra Casino Resort	1.5	3.2
Lumière Place Casino	1.3	1.1
L’Auberge du Lac	1.3	1.1
Other	2.5	3.2

Total capital expenditures	$65.9	$33.6

As of March 31, 2010, we had invested $12.5 million in the Sugarcane Bay project, excluding costs of prior designs that were written off as of December 31, 2009. On April 13, 2010, we cancelled our planned $305 million Sugarcane Bay project and on April 14, 2010, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we expect to record impairment charges related to real estate, development costs and the gaming license, of approximately $30 million to $40 million, in the second quarter of 2010. We may also incur additional costs associated with ending certain contracts.
Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our capital projects, including the Baton Rouge project. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets.
Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to complete our projects unless we sell assets, enter into leasing arrangements, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.
In addition to the effect that the global financial crisis has already had on us, we may face significant challenges if conditions in the economy and financial markets worsen. The credit crisis has adversely affected overall consumer demand, which has had a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend during those visits below what they would normally wager and spend in better economic times. All of these effects could have a material adverse effect on our liquidity.
For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Financing Cash Flow
Credit Facility
As of March 31, 2010, we had borrowings of $80.0 million and $9.6 million committed under various letters of credit under our Credit Facility. The Credit Facility matures on March 31, 2014.
On February 5, 2010, we amended and restated our Credit Facility, which reduced our revolving credit facility from $531 million to $375 million.
The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase so long as we are in pro forma compliance with a consolidated senior secured debt ratio and a consolidated total leverage ratio.
The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of our Baton Rouge project.
The Credit Facility does not have any debt repayment obligations prior to 2014. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to our right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility, and reduced for cash flow applied to permitted capital spending). We do not believe such payments will be required in the foreseeable future. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.
The interest rate margins for revolving credit loans under the Credit Facility depend on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Agreement) to annualized adjusted EBITDA. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 3.00% to 4.75% or at a base rate plus a margin ranging from 1.50% to 3.25%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.
The Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. The Credit Facility also has certain covenants regarding construction projects, including, among other requirements for the Baton Rouge project, a requirement that an “in-balance” test be satisfied prior to the spending of $25 million after January 1, 2010 for such project. Based on the recent issuance of our 8.75% Notes (defined below), management believes it has sufficient project sources, including expected cash flow from operations, to satisfy the in-balance test at this time, subject to submitting the required in-balance certification. In addition, there is a provision in the Credit Facility that we cannot spend more than $25 million on the Baton Rouge project after January 1, 2010 unless we have received at least $40 million in the aggregate from various non-debt capital sources, which amount was reduced from $100 million in the aggregate on April 28, 2010, pursuant to an amendment to our Credit Facility. The Company has the funds to meet this requirement.
The obligations under the Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. The subsidiaries that own our Atlantic City site, the subsidiary that owned and subsequently sold our corporate jet on April 21, 2010, a subsidiary that holds approximately $66 million in cash and our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

Senior and Senior Subordinated Indebtedness
As of March 31, 2010, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $200 million aggregate principal amount of 8.25% senior subordinated notes due 2012 (“8.25% Notes”).
On May 6, 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 (the “8.75% Notes”). The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at par. Net of the initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $341.5 million. Concurrently with the closing of the offering, we issued a notice of redemption for all of our outstanding 8.25% Notes. We deposited a portion of the proceeds of the 8.75% Notes offering into escrow with the trustee to redeem the 8.25% Notes and received a discharge of the 8.25% Notes indenture. Therefore, the covenants in the 8.25% Notes indenture are no longer applicable.
The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 7.50% Notes and 8.75% Notes.
Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the Indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Adjusted EBITDA (as defined in the indentures). Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the permitted size of the latter of which is the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in our indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio under all three currently existing indentures was below 2.0 to 1.0 as of March 31, 2010.
The 7.50% Notes, 8.625% Notes and 8.75% Notes become callable at a premium over their face amount on June 15, 2011, August 1, 2013 and May 15, 2015, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the quarterly period ended March 31, 2010, PNK (Baton Rouge) Partnership, a Louisiana partnership and a wholly-owned indirect subsidiary of the Company and a contractor entered into a guaranteed maximum price construction contract. The agreement provides the general terms for construction of the Company’s Baton Rouge project with a number of terms to be determined at a later date, including, but not limited to, the date that construction is to commence and the guaranteed maximum price of the construction of the project. Pursuant to the agreement, the scope of the work to be completed includes a new hotel and casino with the following items, among others items: 100 room hotel, two level casino barge, swimming pool, surface parking, and a pedestrian walkway from the hotel to the casino. The agreement provides that once a guaranteed maximum price is established, the amounts incurred under the agreement shall be applied to such maximum price, subject to certain exceptions. The agreement also provides that construction of the project must be substantially completed no later than 24 months from the date of commencement of the work.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no newly identified significant changes in the first quarter of 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy and sufficiency of resources to fund our development projects, liquidity, the state of the credit markets, the state of the economy, anticipated completion and opening schedules of the Company’s Baton Rouge project, anticipated results for the Baton Rouge project and continued results of the Company’s River City casino, expansion plans, construction schedules, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry, our pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
•	our business may be sensitive to reductions in consumers’ discretionary spending as a result of recent downturns in the economy;

•	our present indebtedness and projected future borrowings could have adverse consequences to us; future cash flows may not be sufficient to meet our obligations and we might have difficulty obtaining additional financing; we may experience adverse effects of interest-rate and exchange-rate fluctuations;

•	insufficient or lower-than-expected results generated from our new developments and any acquired properties may negatively affect the market for our securities;

•	many factors could prevent us from completing our Baton Rouge project as planned, including the escalation of construction or other costs beyond increments anticipated in our construction budget;

•	our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business and we may not be able to effectively replace members of management who have left the company;

•	the gaming industry is very competitive and increased competition, including by Native American gaming facilities and the recent expansion of gaming in Ohio, could adversely affect our profitability;

•	our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties. Potential changes in the regulatory environment could harm our business;

•	we may not meet the conditions for the maintenance of the license that we plan to utilize for our Baton Rouge project;

•	we operate in a highly taxed industry and may be subject to higher taxes in the future;

•	the global financial crisis and recession may have an effect on our business and financial condition in ways that we currently cannot accurately predict;

•	subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital;

•	natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricane;

•	state legislatures from time to time consider legislation that could increase our competition or taxes; and

•	our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2010, there was $80.0 million outstanding under our Credit Facility, and $9.6 million committed under various letters of credit. As of March 31, 2010, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.8 million per year, assuming constant debt levels. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 4.25% as of March 31, 2010.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2010. At March 31, 2010, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

								Fair
Liabilities	2010	2011	2012	2013	2014	Thereafter	Total	Value
	(in thousands)
Credit Facility (a)	—	—	—	—	$80,000	—	$80,000	$79,200
Rate	4.20%	4.20%	4.20%	4.20%	4.20%	4.20%	4.20%
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$329,175
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.25% Notes	—	—	$200,000	—	—	—	$200,000	$198,000
Fixed rate	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$438,750
Fixed rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
All Other	$57	$95	$102	$110	$118	$325	$807	$807
Avg. Interest rate	7.33%	7.33%	7.33%	7.33%	7.33%	7.33%	7.33%

(a)	Our Credit Facility provides for a stated maturity date of March 31, 2014.
Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
The following is a material development and a material update to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Legal Proceedings” and to which reference should be made.
Jebaco Litigation: On January 29, 2010, the state court judge dismissed Jebaco, Inc.’s complaint in its entirety. On April 16, 2010, Jebaco, Inc. moved the state court for leave to appeal the dismissal of its claims.
Collective Bargaining Agreements: On April 13, 2010, following the resolution of the competing claims for recognition, Lumière Place and President Casino agreed to settle the National Labor Relations Board (“NLRB”) matters, by among other things, agreeing to recognize United HERE Local 74 (the “Union”) as the bargaining representative of bargaining units of Lumière Place and President Casino employees, bargaining with the Union upon request, and recognizing the validity of the collective bargaining agreement between President Casino and the Union. The settlement agreements with the NLRB specifically provide that neither Lumière Place nor President Casino admit to having violated the National Labor Relations Act.
President Casino: On January 27, 2010, the Missouri Gaming Commission issued a preliminary order for disciplinary action (the “Order”) against the President Riverboat Casino-Missouri, Inc. (“PRC-MO”), a wholly-owned subsidiary of Pinnacle Entertainment, Inc. and the operator of President Casino. On March 10, 2010, the MGC approved of the settlement agreement, dated March 8, 2010, between the Company and PRC-MO and the MGC (the “Settlement Agreement”) in connection with the Order. Pursuant to the Settlement Agreement, the parties agreed that PRC-MO will surrender its gaming licenses to the MGC and cease operations on or before July 1, 2010 and that the MGC would withdraw and dismiss the Order against PRC-MO.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 2, 2010. (SEC File No. 001-13641).

10.1	†
First Amendment to Amended and Restated Employment Agreement, dated as of April 15, 2010, between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010. (SEC File No. 001-13641).

10.2
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.3	†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.4	†
Employment Agreement, entered into on March 13, 2010 and effective as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.5	†	Summary of 2009 Cash Bonuses is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

10.6	†
Form of Other Stock Unit Awards (Restricted Stock Units) for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

10.7	†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1
Settlement Agreement, dated March 8, 2010, between the Missouri Gaming Commission, Pinnacle Entertainment, Inc. and President Riverboat Casino-Missouri, Inc. and approved of by Missouri Gaming Commission on March 10, 2010 is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 11, 2010. (SEC File No. 001-13641).

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Entertainment, Inc. (Registrant)
Date: May 7, 2010	By:	/s/ Stephen H. Capp
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

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 2, 2010. (SEC File No. 001-13641).

10.1	†
First Amendment to Amended and Restated Employment Agreement, dated as of April 15, 2010, between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010. (SEC File No. 001-13641).

10.2
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.3	†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.4	†
Employment Agreement, entered into on March 13, 2010 and effective as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.5	†	Summary of 2009 Cash Bonuses is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

10.6	†
Form of Other Stock Unit Awards (Restricted Stock Units) for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

10.7	†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1
Settlement Agreement, dated March 8, 2010, between the Missouri Gaming Commission, Pinnacle Entertainment, Inc. and President Riverboat Casino-Missouri, Inc. and approved of by Missouri Gaming Commission on March 10, 2010 is hereby incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 11, 2010. (SEC File No. 001-13641).

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.