Form 10-Q
period 2010-06-30
PINNACLE ENTERTAINMENT INC.
filed 2010-08-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of the close of business on August 5, 2010, the number of outstanding shares of the registrant’s common stock was 61,061,597.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Gaming	$236,098	$217,398	$466,864	$440,689
Food and beverage	17,801	15,559	33,087	29,415
Lodging	10,233	9,952	18,631	18,223
Retail, entertainment and other	9,437	9,399	17,546	17,215

	273,569	252,308	536,128	505,542

Expenses and other costs:
Gaming	135,558	128,996	265,391	256,033
Food and beverage	18,137	14,847	33,845	28,761
Lodging	5,848	6,025	11,046	11,651
Retail, entertainment and other	5,841	5,495	10,409	9,749
General and administrative	60,895	55,450	115,484	109,608
Depreciation and amortization	29,345	24,834	55,234	49,566
Pre-opening and development costs	2,086	4,061	10,970	6,988
Impairment of indefinite-lived intangible assets	11,500	—	11,500	—
Impairment of land and construction costs	18,391	—	18,391	—
Write-downs, reserves and recoveries, net	1,657	304	(4,378)	755

	289,258	240,012	527,892	473,111

Operating income (loss)	(15,689)	12,296	8,236	32,431
Interest expense, net of capitalized interest	(27,417)	(15,915)	(48,369)	(32,490)
Gain on sale of equity securities	—	12,914	—	12,914
Loss on early extinguishment of debt	(434)	—	(1,852)	—
Other non-operating income	132	63	159	148

Income (loss) from continuing operations before income taxes	(43,408)	9,358	(41,826)	13,003
Income tax (expense) benefit	1,844	(382)	2,051	(561)

Income (loss) from continuing operations	(41,564)	8,976	(39,775)	12,442
Income (loss) from discontinued operations, net of income taxes	(7,750)	(4,268)	27,204	(6,803)

Net income (loss)	$(49,314)	$4,708	$(12,571)	$5,639

Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.68)	$0.15	$(0.66)	$0.20
Income (loss) from discontinued operations, net of income taxes	(0.13)	(0.07)	0.45	(0.11)

Net income (loss) per common share—basic	$(0.81)	$0.08	$(0.21)	$0.09

Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.68)	$0.15	$(0.66)	$0.20
Income (loss) from discontinued operations, net of income taxes	(0.13)	(0.07)	0.45	(0.11)

Net income (loss) per common share—diluted	$(0.81)	$0.08	$(0.21)	$0.09

Number of shares—basic	60,718	60,064	60,414	60,036
Number of shares—diluted	60,718	60,851	60,414	61,331
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$204,301	$123,431
Accounts receivable, net of allowance for doubtful accounts of $10,318 and $12,556	24,852	13,756
Inventories	8,018	6,313
Prepaid expenses and other assets	21,064	15,412
Assets of discontinued operations held for sale	65,792	96,403

Total current assets	324,027	255,315
Restricted cash	6,612	7,149
Land, buildings, riverboats and equipment: (Note 1)	271,020	210,810
Land and land improvements	271,020	210,810
Buildings, riverboats and improvements	1,285,252	1,070,812
Furniture, fixtures and equipment	467,382	412,159
Construction in progress	10,789	304,353

	2,034,443	1,998,134
Less: accumulated depreciation	(546,419)	(498,159)

	1,488,024	1,499,975
Assets held for sale	—	1,661
Goodwill	16,742	16,742
Intangible assets, net (Note 1)	18,516	30,017
Other assets, net	73,102	29,620
Deferred taxes- non current	3,377	3,377

Total assets	$1,930,400	$1,843,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,971	$71,987
Accrued interest	22,659	21,267
Accrued compensation	40,263	41,077
Accrued taxes	21,560	17,217
Other accrued liabilities	55,060	49,922
Deferred income taxes	1,274	1,274
Current portion of long-term debt (Note 2)	92	88
Liabilities of discontinued operations held for sale	13,734	36,754

Total current liabilities	201,613	239,586
Long-term debt less current portion (Note 2)	1,176,032	1,063,283
Other long-term liabilities	42,252	46,578

Total liabilities	1,419,897	1,349,447
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 61,061,097 and 60,079,686 shares outstanding, net of treasury shares	6,307	6,209
Additional paid in capital	1,025,478	1,014,233
Retained deficit	(500,950)	(488,379)
Accumulated other comprehensive loss	(242)	(17,564)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	510,503	494,409

	$1,930,400	$1,843,856

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months
	ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(12,571)	$5,639
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,950	52,386
Loss on disposal of assets	1,669	345
Impairment of indefinite-lived intangible assets	11,500	—
Impairment of land and construction costs	18,391	—
Impairment of buildings, riverboats, and equipment	3,435	346
Gain on sale of equity securities	—	(12,914)
Provision for bad debts	447	1,410
Amortization of debt issuance costs	3,552	2,302
Share-based compensation expense	3,523	7,694
Change in accrued taxes	5,282	4,789
Changes in operating assets and liabilities:
Receivables	304	1,083
Prepaid expenses and other	(7,976)	(10,209)
Other long-term assets	(7,184)	1,880
Accounts payable	(14,334)	(5,125)
Accrued compensation	222	(770)
Accrued interest	1,392	(40)
Other accrued liabilities	4,650	(1,103)
Other long-term liabilities	(19,335)	242

Net cash provided by operating activities	49,917	47,955

Cash flows from investing activities:
Capital expenditures	(93,417)	(84,193)
Change in restricted cash	790	(235)
Proceeds from sale of equity securities	—	23,674
Proceeds from sale of property and equipment	13,595	368
Baton Rouge escrow deposit	(25,000)	—
Net proceeds from sale of discontinued operations	25,094	—

Net cash used in investing activities	(78,938)	(60,386)

Cash flows from financing activities:
Borrowings under credit facility	165,379	57,225
Repayments under credit facility	(202,298)	(25,991)
Proceeds from issuance of 8.75% Notes	350,000	—
Repayment of 8.25% Notes	(200,000)	—
Payments on other secured and unsecured notes payable	(9)	(44)
Proceeds from common stock options exercised	6,519	455
Proceeds from issuance of common stock	1,166	—
Debt issuance and other financing costs	(15,005)	(605)

Net cash provided by financing activities	105,752	31,040

Effect of exchange rate changes on cash and cash equivalents	(379)	(302)

Increase in cash and cash equivalents	76,352	18,307
Cash and cash equivalents at the beginning of the period	129,576	115,712

Cash and cash equivalents at the end of the period	$205,928	$134,019

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$43,455	$30,500
Cash payments related to income taxes, net	2,929	1,350
Increase (decrease) in construction related deposits and liabilities	(15,608)	9,942
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“River City Casino” and “Lumière Place Casino and Hotels”). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
In the first quarter of 2010, we made the decision to sell our Argentina operations and our Atlantic City entities. On June 30, 2010, we completed the sale of our Argentina operations. In addition, on June 24, 2010, we closed our President Casino located in St. Louis, Missouri. We have classified the related assets and liabilities for all of these operations as held for sale in our unaudited Condensed Consolidated Balance Sheets and have included the results in discontinued operations. For further information, see Note 6, Discontinued Operations.
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
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2009 and our Current Report on Form 8-K filed on June 21, 2010, including Exhibit 99.1 which was filed to update the historical financial statements included in the Company’s Form 10-K to reflect its Casino Magic Argentina operations and Atlantic City operations and related assets as held for sale for the year ended December 31, 2009 and the results of those operations as discontinued operations for all periods presented.
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
We measure our liability for deferred compensation on a recurring basis. As of June 30, 2010, the liability has a balance of $1.7 million and was valued using Level 1 inputs.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $45.3 million at both June 30, 2010 and December 31, 2009. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at June 30, 2010 relates primarily to our Baton Rouge project. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Depreciation expense	$29.3	$24.8	$55.2	$49.6

Capitalized interest	$—	$2.7	$3.5	$4.9
In April 2010, we cancelled our planned $305 million Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded an impairment charge of $18.4 million during the second quarter of 2010, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. We expect to incur additional contract termination costs, which amounts are not determinable as of June 30, 2010, as we are still negotiating these amounts.
Goodwill and Other Intangible Assets Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill during the three and six months ended June 30, 2010 and 2009, respectively.
As the result of the cancellation of our planned $305 million Sugarcane Bay project in Lake Charles, Louisiana we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010, which amount comprises impairment of indefinite-lived intangible assets in the unaudited Condensed Consolidated Statements of Operations.

Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Gaming taxes	$71.0	$64.8	$139.0	$131.0
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with authoritative guidance. For the three and six months ended June 30, 2010 and 2009, they consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
River City (a)	$1.2	$1.6	$9.4	$2.8
Baton Rouge	0.2	1.6	0.4	2.7
Sugarcane Bay (b)	0.6	0.6	1.1	1.2
Other	0.1	0.2	0.1	0.3

Total pre-opening and development costs	$2.1	$4.0	$11.0	$7.0

(a)	Pre-opening expenses include $0.7 million for non-cash straight-lined rent accruals under a lease agreement for the six months ended June 30, 2010, and there were no rent accrual charges in the three months ended June 30, 2010, as River City opened in March 2010. Non-cash straight-lined rent accruals were $1.0 million and $1.9 million for three and six months ended June 30, 2009, respectively.

(b)	Sugarcane Bay development expenses are costs associated with the process of ending the project.
Comprehensive Income Our comprehensive income is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Net income (loss)	$(49.3)	$4.7	$(12.6)	$5.6
Post-retirement plan benefit obligation, net of income taxes (a)	0.1	—	0.2	0.8
Foreign currency translation gain (loss) (b)	17.4	(0.4)	17.1	(2.1)

Comprehensive income (loss)	$(31.8)	$4.3	$4.7	$4.3

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan.

(b)	On June 30, 2010, we completed the sale of our Argentina operations.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of June 30, 2010 and 2009, our share-based awards issued under our stock option plans consisted primarily of common stock option grants.

Reclassification During the quarter, we reclassified $1.0 million from assets held for sale as of December 31, 2009 to assets of discontinued operations held for sale, to conform to the current year presentation. This reclassification had no effect on net income as previously reported.
Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance regarding disclosures about fair value measurements. An entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers and additional disclosure is required regarding purchases, sales, issuances and settlements of Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have, and is not expected to have, a material effect on our unaudited Condensed Consolidated Financial Statements.
In April 2010, the FASB issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We are still assessing the impact this guidance will have on our unaudited Condensed Consolidated Financial Statements.
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
Note 2—Long-Term Debt
Long-term debt at June 30, 2010 and December 31, 2009 consists of the following:

	June 30,	December 31,
	2010	2009
	(in millions)
Senior Secured Credit Facility	$—	$36.9
8.625% Senior Notes due 2017	444.2	443.9
8.25% Senior Subordinated Notes due 2012	—	200.9
7.50% Senior Subordinated Notes due 2015	381.1	380.8
8.75% Senior Subordinated Notes due 2020	350.0	—
Other secured and unsecured notes payable	0.8	0.9

	1,176.1	1,063.4
Less current maturities	(0.1)	(0.1)

	$1,176.0	$1,063.3

Senior Secured Credit Facility: On February 5, 2010, we entered into an amended and restated credit agreement for a $375 million revolving credit facility (the “Credit Facility”), which matures on March 31, 2014. As of June 30, 2010, we had no borrowings outstanding under the Credit Facility, and had $9.6 million committed under letters of credit for various self-insurance programs.
The Credit Facility has, among other things, restrictive financial covenants and capital spending limits and other affirmative and negative covenants. In April 2010, we modified certain covenants of our Credit Facility. Previously, there was a provision in the Credit Facility that we could not spend more than $25 million in construction and development costs on the Baton Rouge project after January 1, 2010 unless we had received at least $100 million in the aggregate from permitted sales or other dispositions of assets (including receipt of insurance proceeds), cash tax refunds, litigation settlements, and/or gross proceeds received by us from the issuance and sale of non-debt capital, and/or dividends and distributions received from unrestricted subsidiaries net of investments made after January 1, 2010 in such unrestricted subsidiaries that have not been charged to an investment basket. In the modification to our Credit Facility, this amount was reduced from $100 million in the aggregate to $40 million, and we have the funds available to meet this requirement.

Loss on Early Extinguishment of Debt: During the six months ended June 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million related to the write off of unamortized debt issuance costs related to the modification of our Credit Facility and the early retirement of our 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”).
8.75% Senior Subordinated Notes due 2020: On May 6, 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 (the “8.75% Notes”). The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $341.5 million. Using the net proceeds, we redeemed all of our then existing 8.25% Notes, of which $200 million in aggregate principal amount was outstanding, and repaid $80 million in revolving credit borrowings under the Credit Facility. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.
Interest expense, net of capitalized interest was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Interest expense before capitalization of interest	$27.4	$18.6	$51.9	$37.4
Less: capitalized interest	—	(2.7)	(3.5)	(4.9)

Total interest expense, net of capitalized interest	$27.4	$15.9	$48.4	$32.5

The increase in interest expense before capitalized interest for the three and six months ended June 30, 2010 from the same 2009 period was due to the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new long-term notes warranted the higher interest rate. The decrease in capitalized interest was due to the opening of our River City project in March 2010. We stopped capitalizing interest on our River City project upon its opening.
Note 3—Income Taxes
Our effective income tax rate for continuing operations for the three and six months ended June 30, 2010 was 4.3% and 4.9%, respectively, as compared to 4.1% and 4.3% for the same periods last year. Our effective tax rates in 2010 differ from the statutory rate due to the effects of permanent items, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and the recording of a reserve for unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $1.0 million to $3.0 million during the next twelve months.
Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of June 30, 2010, we had approximately 6.3 million share-based awards issued, 263,500 of which are restricted stock awards and the rest of which are common stock options, and approximately 2.2 million share-based awards available for grant.
Pursuant to authoritative guidance, we recorded share-based compensation expense as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Share-based compensation expense	$2.1	$5.3	$3.5	$7.5

Theoretical compensation costs not yet amortized related to stock options granted totaled approximately $21.1 million and $19.4 million at June 30, 2010 and 2009, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options was as follows. The associated shares were newly issued common stock.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Cash received from exercise of stock options	$6.5	$0.1	$6.5	$0.5
The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2010	6,342,007	$14.56
Granted	1,523,000	$9.37
Exercised	(846,411)	$7.80
Cancelled, Forfeited	(727,158)	$18.65

Options outstanding at June 30, 2010	6,291,438	$13.74

Vested or expected to vest at a point in the future as of June 30, 2010	6,092,502
Options exercisable at June 30, 2010	3,951,013	$14.79
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2010	$5.74
Note 5—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Impairment of assets	$0.5	$0.2	$0.5	$0.4
Loss on disposal of assets	1.2	0.1	1.6	0.4
Legal settlement recoveries	—	—	(6.5)	—

Write-downs, reserves and recoveries, net	$1.7	$0.3	$(4.4)	$0.8

Impairment of assets: In July 2006, we sold land to Cabela’s Retail, Inc. for the construction of a branded sporting goods store. Cabela’s Retail, Inc. financed its retail store construction and certain road access improvements that also benefited our Boomtown Reno property through the issuance of sales tax increment bonds through local or state governmental authorities. In April 2010, we purchased $5.3 million face amount of these bonds from Cabela’s Retail, Inc. for $5.0 million. During the quarter ended June 30, 2010, we recorded an impairment of $0.2 million related to these bonds.
We impaired the fair value of leasehold improvements related to vacated office space by $0.3 million during the quarter ended June 30, 2010.
Loss on disposal of assets: During the six months ended June 30, 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss of $1.6 million. During the six months ended June 30, 2009, we sold slot equipment for a loss of $0.4 million.

Legal settlement recoveries: In March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Note 6—Discontinued Operations
Discontinued operations as of June 30, 2010 consist of our former Casino Magic Argentina operations, the Atlantic City operations, the former President Casino operations, former Casino Magic Biloxi operations and former operations at The Casino at Emerald Bay in The Bahamas.
Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. We had previously reflected the business as a discontinued operation and the related assets and liabilities as held for sale. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes, in the unaudited Condensed Consolidated Statements of Operations.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City entities as discontinued operations and the related assets and liabilities as held for sale.
President Casino: On March 10, 2010, we reached a settlement agreement with the Missouri Gaming Commission (“MGC”) to close the President Casino. The property closed on June 24, 2010, and as such, is considered a discontinued operation. In connection with the closure, we expect to incur costs associated with the removal and disposal of The Admiral Riverboat, on which the President Casino resides. However, at this time the amount of costs to be incurred cannot be reasonably estimated and no accrual has been booked as of June 30, 2010. In addition, as part of our removal process, we are required to perform certain tests on all underground and above ground storage tanks to ensure the area complies with environmental standards. We may incur additional costs to remove or repair any tanks that fail such tests.
Casino Magic Biloxi: Casino Magic Biloxi closed after significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. We have received payments totaling approximately $215 million from our insurers related to this asset. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds.
The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. We are actively marketing one remaining asset associated with our former Bahamas operation; however, events and circumstances beyond our control have extended the period to complete the sale of this asset beyond a year. The operation continues to be classified as a discontinued operation and the related assets of discontinued operations held for sale.

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Revenues	$13.5	$13.9	$28.5	$29.7

Operating loss	(3.9)	(2.0)	(9.7)	(3.7)
Non-operating income (loss)	(0.2)	(0.2)	41.5	(0.2)

Income (loss) before income taxes	(4.1)	(2.2)	31.8	(3.9)
Income tax expense	(3.7)	(2.1)	(4.6)	(2.9)

Income (loss) from discontinued operations	$(7.8)	$(4.3)	$27.2	$(6.8)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30,	December 31,
	2010	2009
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$38.4	$57.4
Other assets, net	27.4	39.0

	$65.8	$96.4

Liabilities:
Accounts payable and other accrued liabilities	$13.4	$17.4
Long term liabilities	0.3	19.3

	13.7	36.7

Net Assets	$52.1	$59.7

Note 7—Commitments and Contingencies
Redevelopment Agreement for Lumière Place: In connection with our Lumière Place project, we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of the Lumière Place Casino and Hotels. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis beginning after our River City project opens. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in Year Six, $2.0 million in Years Seven and Eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.
Guaranteed Maximum Price Agreement for River City: On August 8, 2008, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of our River City project. Among other things, the Agreement establishes that the contractor will complete the construction of the casino for a maximum price of approximately $149 million, plus approved change orders. River City opened on March 4, 2010. We agreed to pay the contractor $152 million, of which approximately $10.0 million was outstanding as of June 30, 2010, which amount was paid subsequent to quarter end.

Lease and Development Agreement for River City: In connection with our River City project, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (not including certain termination provisions). We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility, which opened on March 4, 2010; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010; and (e) construct a roadway into the project, which construction is complete. We are required to pay rent in the amount of $2.5 million from May 1, 2009 to March 31, 2010, which amount has been paid. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, to be mutually agreed upon by us and St. Louis County. The second phase must be opened within three years of March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in Year Two, $4.0 million in Year Three, $5.0 million in Year Four and $6.0 million in Year Five. As a result, the maximum amount of such liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.
Self-Insurance: We self-insure various levels of general liability, workers’ compensation and medical coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.
Legal
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge dismissed Jebaco’s complaint in its entirety. On April 16, 2010, Jebaco moved the district civil court for leave to appeal the dismissal of its claims. On April 23, 2010, the district court granted Jebaco’s motion for an order of appeal.

Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against the Company, ACE Gaming, LLC (“ACE”, a wholly owned subsidiary of the Company), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among other things, failure to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE’s obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys’ fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.
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
On April 13, 2010, following the resolution of the competing claims for recognition, Lumière Place and President Casino agreed to settle the NLRB matters by, among other things, agreeing to recognize the Union as the bargaining representative of bargaining units of Lumière Place and President Casino employees, bargaining with the Union upon request, and recognizing the validity of the collective bargaining agreement between President Casino and the Union. The settlement agreements with the NLRB specifically provide that neither Lumière Place nor President Casino admit to having violated the National Labor Relations Act. Pursuant to the settlement agreements, we have commenced bargaining in good faith with the Union.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the IDR challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, the Company submitted additional information to the IDR for consideration. On February 9, 2010, the Company received a revised proposed assessment in the amount of $7.3 million, excluding interest and penalties of $2.3 million. On March 17, 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.
Note 8—Consolidating Condensed Financial Information
Our subsidiaries (excluding a subsidiary with approximately $10.5 million in cash and cash equivalents as of June 30, 2010; a subsidiary with approximately $66.3 million in cash and cash equivalents as of June 30, 2010; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.625% Notes and 8.75% Notes, as well as our Credit Facility. Our Atlantic City entities do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended June 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$236.1	$—	$—	$236.1
Food and beverage	—	17.8	—	—	17.8
Other	—	19.7	—	—	19.7

	—	273.6	—	—	273.6

Expenses:
Gaming	—	135.6	—	—	135.6
Food and beverage	—	18.1	—	—	18.1
General and administrative and other	12.1	62.6	—	—	74.7
Depreciation and amortization	1.4	27.9	—	—	29.3
Write-downs, reserves and recoveries	0.4	31.6	(0.4)	—	31.6

	13.9	275.8	(0.4)	—	289.3

Operating income (loss)	(13.9)	(2.2)	0.4	—	(15.7)
Equity earnings of subsidiaries	(14.1)	1.5	—	12.6	—
Interest expense and non-operating income, net	(27.3)	—	—	—	(27.3)
Loss on early extinguishment of debt	(0.4)	—	—	—	(0.4)

Income (loss) from continuing operations before inter-company activity and income taxes	(55.7)	(0.7)	0.4	12.6	(43.4)
Management fee & inter-company interest	4.6	(4.6)	—	—	—
Income tax benefit	1.8	—	—	—	1.8

Income (loss) from continuing operations	(49.3)	(5.3)	0.4	12.6	(41.6)
Income (loss) from discontinued operations, net of taxes	—	(9.2)	1.5	—	(7.7)

Net income (loss)	$(49.3)	$(14.5)	$1.9	$12.6	$(49.3)

For the six months ended June 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$466.9	$—	$—	$466.9
Food and beverage	—	33.1	—	—	33.1
Other	—	36.1	—	—	36.1

	—	536.1	—	—	536.1

Expenses:
Gaming	—	265.4	—	—	265.4
Food and beverage	—	33.8	—	—	33.8
General and administrative and other	22.0	126.6	(0.6)	—	148.0
Depreciation and amortization	2.8	52.3	0.1	—	55.2
Write-downs, reserves and recoveries	(6.1)	32.1	(0.5)	—	25.5

	18.7	510.2	(1.0)	—	527.9

Operating income (loss)	(18.7)	25.9	1.0	—	8.2
Equity earnings of subsidiaries	48.6	2.1	—	(50.7)	—
Interest (expense) and non-operating income, net	(51.6)	3.4	—	—	(48.2)
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)

Income (loss) from continuing operations before inter-company activity and income taxes	(23.6)	31.4	1.0	(50.7)	(41.9)
Management fee & inter-company interest	8.9	(8.9)	—	—	—
Income tax benefit	2.1	—	—	—	2.1

Income (loss) from continuing operations	(12.6)	22.5	1.0	(50.7)	(39.8)
Income from discontinued operations, net of taxes	—	25.1	2.1	—	27.2

Net income (loss)	$(12.6)	$47.6	$3.1	$(50.7)	$(12.6)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended June 30, 2009
Statement of Operations
Revenues:
Gaming	$—	$217.4	$—	$—	$217.4
Food and beverage	—	15.6	—	—	15.6
Other	—	19.3	—	—	19.3

	—	252.3	—	—	252.3

Expenses:
Gaming	—	129.0	—	—	129.0
Food and beverage	—	14.8	—	—	14.8
General and administrative and other	14.0	57.7	(0.6)	—	71.1
Depreciation and amortization	1.4	23.1	0.3	—	24.8
Write-downs, reserves and recoveries	—	0.3	—	—	0.3

	15.4	224.9	(0.3)	—	240.0

Operating income (loss)	(15.4)	27.4	0.3	—	12.3
Equity earnings of subsidiaries	29.4	(0.7)	—	(28.7)	—
Interest (expense) and non-operating income, net	(18.6)	2.7	—	—	(15.9)
Gain on sale of equity securities	6.0	—	6.9	—	12.9

Income (loss) from continuing operations before inter-company activity and income taxes	1.4	29.4	7.2	(28.7)	9.3
Management fee & inter-company interest	3.6	(3.6)	—	—	—
Income tax benefit (expense)	(0.3)	—	—	—	(0.3)

Income (loss) from continuing operations	4.7	25.8	7.2	(28.7)	9.0
Income from discontinued operations, net of taxes	—	(3.7)	(0.6)	—	(4.3)

Net income (loss)	$4.7	$22.1	$6.6	$(28.7)	$4.7

For the six months ended June 30, 2009
Statement of Operations
Revenues:
Gaming	$—	$440.7	$—	$—	$440.7
Food and beverage	—	29.4	—	—	29.4
Other	0.1	35.4	—	—	35.5

	0.1	505.5	—	—	505.6

Expenses:
Gaming	—	256.0	—	—	256.0
Food and beverage	—	28.8	—	—	28.8
General and administrative and other	26.3	112.9	(1.2)	—	138.0
Depreciation and amortization	2.7	46.3	0.6		49.6
Write-downs, reserves and recoveries	—	0.7	—	—	0.7

	29.0	444.70	(0.6)	—	473.1

Operating income (loss)	(28.9)	60.8	0.6	—	32.5
Equity earnings of subsidiaries	59.7	0.7	—	(60.4)	—
Interest (expense) and non-operating income, net	(37.3)	4.9	—	—	(32.4)
Gain on sale of equity securities	6.0	—	6.9	—	12.9

Income (loss) from continuing operations before inter-company activity and income taxes	(0.5)	66.4	7.5	(60.4)	13.0
Management fee & inter-company interest	6.7	(6.7)	—	—	—
Income tax benefit (expense)	(0.6)	—	—	—	(0.6)

Income (loss) from continuing operations	5.6	59.7	7.5	(60.4)	12.4
Income (loss) from discontinued operations, net of taxes	—	(7.4)	0.6	—	(6.8)

Net income (loss)	$5.6	$52.3	$8.1	$(60.4)	$5.6

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of June 30, 2010
Balance Sheet
Current assets	$49.6	$131.7	$77.0	$—	$258.3
Property and equipment, net	15.8	1,471.8	0.5	—	1,488.1
Other non-current assets	65.1	53.2	—	—	118.3
Investment in subsidiaries	1,631.5	(0.6)	—	(1,630.9)	—
Assets of discontinued operations held for sale	—	65.3	0.4	—	65.7
Inter-company	1.2	—	—	(1.2)	—

	$1,763.2	$1,721.4	$77.9	$(1,632.1)	$1,930.4

Current liabilities	49.0	138.8	—	—	187.8
Notes payable, long term	1,175.3	0.8	—	—	1,176.1
Other non-current liabilities	28.4	13.8	—	—	42.2
Liabilities of discontinued operations held for sale	—	13.7	—	—	13.7
Inter-company	—	—	1.2	(1.2)	—
Equity	510.5	1,554.3	76.7	(1,630.9)	510.6

	$1,763.2	$1,721.4	$77.9	$(1,632.1)	$1,930.4

As of December 31, 2009
Balance Sheet
Current assets	$5.2	$86.9	$66.8	$—	$158.9
Property and equipment, net	16.9	1,472.6	10.5	—	1,500.0
Other non-current assets	50.6	39.1	(1.2)	—	88.5
Investment in subsidiaries	1,576.5	23.3	—	(1,599.8)	—
Assets of discontinued operations held for sale	—	67.8	28.6	—	96.4
Inter-company	—	—	1.2	(1.2)	—

	$1,649.2	$1,689.7	$105.9	$(1,601.0)	$1,843.8

Current liabilities	63.4	139.3	—	—	202.7
Notes payable, long term	1,062.5	0.8	—	—	1,063.3
Other non-current liabilities	28.9	17.7	—	—	46.6
Liabilities of discontinued operations held for sale	—	32.4	4.4	—	36.8
Inter-company	—	—	1.2	(1.2)	—
Equity	494.4	1,499.5	100.3	(1,599.8)	494.4

	$1,649.2	$1,689.7	$105.9	$(1,601.0)	$1,843.8

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the six months ended June 30, 2010
Statement of Cash Flows
Cash provided by (used in) operating activities	$(59.4)	$138.8	$(29.5)	$—	$49.9

Cash provided by (used in) investing activities
Capital expenditures and other	(1.5)	(112.9)	35.5	—	(78.9)

Cash provided by (used in) investing activities	(1.5)	(112.9)	35.5	—	(78.9)

Cash provided by financing activities
Change in notes payable and other	105.8	—	—	—	105.8

Cash provided by financing activities	105.8	—	—	—	105.8

Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase in cash and cash equivalents	44.9	25.9	5.6	—	76.4
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6

Cash and cash equivalents, end of period	$46.4	$82.6	$77.0	$—	$206.0

For the six months ended June 30, 2009
Statement of Cash Flows
Cash provided by (used in) operating activities	$(40.0)	$85.3	$2.7	$—	$48.0

Cash provided by (used in) investing activities
Capital expenditure and other	(2.6)	(81.2)	(0.3)		(84.1)
Proceeds from sale of equity securities	10.1	—	13.6	—	23.7

Cash provided by (used in) investing activities	7.5	(81.2)	13.3	—	(60.4)

Cash provided by financing activities
Change in notes payable	31.0	—	—	—	31.0

Cash provided by financing activities	31.0	—	—	—	31.0

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Increase (decrease) in cash and cash equivalents	(1.5)	4.1	15.7	—	18.3
Cash and cash equivalents, beginning of period	6.7	51.0	58.0	—	115.7

Cash and cash equivalents, end of period	$5.2	$55.1	$73.7	$—	$134.0

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (River City), LLC, PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes.

(b)	PNK Development 11, LLC, which as of June 30, 2010 held approximately $66.3 million in cash and cash equivalents, is our only material non-guarantor of the 7.50% Notes, 8.625% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of June 30, 2010.

Note 9—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three and six months ended June 30, 2010 and 2009.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
L’Auberge du Lac	$83.7	$86.6	$170.0	$175.0
St. Louis (a)	85.4	54.2	157.2	107.3
Boomtown New Orleans	34.2	35.5	69.0	73.7
Belterra Casino Resort	38.8	42.8	75.2	83.8
Boomtown Bossier City	21.1	22.7	45.5	47.5
Boomtown Reno	10.4	10.5	19.2	18.2

Total Revenue	$273.6	$252.3	$536.1	$505.5

Adjusted EBITDA (b):
L’Auberge du Lac	$22.1	$21.5	$46.1	$45.0
St. Louis (a)	14.2	9.9	29.7	20.5
Boomtown New Orleans	10.4	10.6	21.1	24.1
Belterra Casino Resort	7.7	8.2	14.2	16.0
Boomtown Bossier City	4.7	4.7	11.2	10.9
Boomtown Reno	0.5	0.1	(0.5)	(1.2)

	59.6	55.0	121.8	115.3
Corporate expenses (c)	(10.2)	(8.2)	(18.3)	(18.0)

	49.4	46.8	103.5	97.3

Other benefits (costs):
Depreciation and amortization	(29.3)	(24.8)	(55.2)	(49.6)
Pre-opening and development costs	(2.1)	(4.1)	(11.0)	(7.0)
Non-cash share-based compensation	(2.1)	(5.3)	(3.5)	(7.5)
Impairment of indefinite-lived intangible assets	(11.5)	—	(11.5)	—
Impairment of land and construction costs	(18.4)	—	(18.4)	—
Write-downs, reserves and recoveries, net	(1.7)	(0.3)	4.4	(0.8)
Interest expense, net of capitalized interest	(27.4)	(15.9)	(48.4)	(32.5)
Gain on sale of equity securities	—	12.9	—	12.9
Loss on early extinguishment of debt	(0.4)	—	(1.9)	—
Other non-operating income	0.1	0.1	0.1	0.2
Income tax benefit (expense)	1.8	(0.4)	2.1	(0.6)

Income (loss) from continuing operations	$(41.6)	$9.0	$(39.8)	$12.4

	For the six months ended
	June 30,
	2010	2009
	(in millions)
Capital expenditures:
L’Auberge du Lac	$7.5	$2.8
St. Louis (a)	58.8	63.2
Boomtown New Orleans	1.4	2.6
Belterra Casino Resort	3.0	3.5
Boomtown Bossier City	2.8	1.0
Boomtown Reno	0.2	1.4
Corporate and other, including properties under development(d)	19.7	9.7

	$93.4	$84.2

	June 30,	December 31,
	2010	2009
	(in millions)
Assets
L’Auberge du Lac	$317.5	$331.0
St. Louis (a)	836.8	806.7
Boomtown New Orleans	68.3	74.3
Belterra Casino Resort	190.0	193.6
Boomtown Bossier City	91.3	92.1
Boomtown Reno	42.5	41.9
Corporate and other, including new properties and discontinued operations	384.0	304.3

	$1,930.4	$1,843.9

(a)	Our St. Louis segment consists of Lumière Place, which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière, and River City.

(b)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, loss on sale of discontinued operations, and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the six months ended
	June 30,
	2010	2009
	(in millions)
Sugarcane Bay	$10.5	$6.4
Baton Rouge	4.0	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Current Report on Form 8-K filed on June 21, 2010, including Exhibit 99.1 which was filed to update the historical financial statements included in the Company’s Form 10-K to reflect its Casino Magic Argentina operations and Atlantic City operations and related assets as held for sale for the year ended December 31, 2009 and the results of those operations as discontinued operations for all periods presented.
EXECUTIVE OVERVIEW
Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven casinos, L’Auberge du Lac in Lake Charles, Louisiana; River City and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. Our River City Casino opened on March 4, 2010. In April 2010, we cancelled our Sugarcane Bay project in Lake Charles, Louisiana. On June 24, 2010, we closed our President Casino facility, and on June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million.
In Louisiana, we continue to proceed with design and entitlement work for our Baton Rouge project, which is subject to various regulatory approvals.
We operate casino properties, all of which include gaming, dining, retail and other amenities and some of which include hotel operations. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital intensive and we rely on the ability of our resorts to generate operating cash flow to pay interest, repay debt and fund maintenance capital expenditures.
Our mission is to increase stockholder value. We intend to accomplish this through our long-term strategy of providing our guests with their favorite games in attractive surroundings with high quality guest service, maintaining and improving each of our existing properties and building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital. Hence, we continually focus on customer service; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a new, high-quality gaming property in an attractive gaming market; and we may make strategic acquisitions, either alone or with third parties, when and if available, on terms we believe are reasonable.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2010 and 2009. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
L’Auberge du Lac	$83.7	$86.6	$170.0	$175.0
St. Louis (a)	85.4	54.2	157.2	107.3
Boomtown New Orleans	34.2	35.5	69.0	73.7
Belterra Casino Resort	38.8	42.8	75.2	83.8
Boomtown Bossier City	21.1	22.7	45.5	47.5
Boomtown Reno	10.4	10.5	19.2	18.2

Total Revenue	$273.6	$252.3	$536.1	$505.5

Operating income (loss)	$(15.7)	$12.3	$8.2	$32.4

Income (loss) from continuing operations	$(41.6)	$9.0	$(39.8)	$12.4

Adjusted EBITDA: (b)
L’Auberge du Lac	$22.1	$21.5	$46.1	$45.0
St. Louis (a)	14.2	9.9	29.7	20.5
Boomtown New Orleans	10.4	10.6	21.1	24.1
Belterra Casino Resort	7.7	8.2	14.2	16.0
Boomtown Bossier City	4.7	4.7	11.2	10.9
Boomtown Reno	0.5	0.1	(0.5)	(1.2)

(a)	Our St. Louis segment consists of Lumière Place and River City.

(b)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, loss on sale of discontinued operations, and discontinued operations.

Segment comparison of the three and six months ended June 30, 2010 and 2009
L’Auberge du Lac

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$72.5	$75.3	(3.7)%	$149.6	$153.7	(2.7)%
Total revenues	83.7	86.6	(3.3)%	170.0	175.0	(2.9)%
Operating income	15.0	14.4	4.2%	31.7	30.6	3.6%
Adjusted EBITDA	22.1	21.5	2.8%	46.1	45.0	2.4%
L’Auberge du Lac, our largest property, achieved increased Adjusted EBITDA for the three and six months ended June 30, 2010 as compared to the prior year period despite a slight decline in revenues. This reflects the initial benefits of a heightened focus on operating efficiencies.
St. Louis

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$72.1	$43.9	64.2%	$133.0	$88.6	50.1%
Total revenues	85.4	54.2	57.6%	157.2	107.3	46.5%
Operating income (loss)	(1.0)	1.3	(176.9)%	(4.1)	3.3	(224.2)%
Adjusted EBITDA	14.2	9.9	43.4%	29.7	20.5	44.9%
The St. Louis segment includes River City and Lumière Place, which includes Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière. River City opened on March 4, 2010 and has generated positive Adjusted EBITDA for the six months ended June 30, 2010. Consistent with most property openings, River City experienced higher expenses than are expected in the long-term. For the six months ended June 30, 2010, St. Louis revenues and Adjusted EBITDA increased by approximately 47% and 45%, respectively, compared to the same period in prior year.
Boomtown New Orleans

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$32.7	$33.9	(3.5)%	$66.1	$70.5	(6.2)%
Total revenues	34.2	35.5	(3.7)%	69.0	73.7	(6.4)%
Operating income	8.5	8.8	(3.4)%	17.2	20.3	(15.3)%
Adjusted EBITDA	10.4	10.6	(1.9)%	21.1	24.1	(12.4)%
Results during 2010 at Boomtown New Orleans reflect the heightened competition in the area, principally from the Mississippi Gulf Coast, as well as economic conditions. As Hurricane Katrina relief efforts have been lessened, the related spending, construction activity and discretionary income have declined, which has dampened operating results throughout the region.

Belterra Casino Resort

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$33.3	$36.7	(9.3)%	$64.9	$72.5	(10.5)%
Total revenues	38.8	42.8	(9.3)%	75.2	83.8	(10.3)%
Operating income	3.2	4.8	(33.3)%	6.3	9.2	(31.5)%
Adjusted EBITDA	7.7	8.2	(6.1)%	14.2	16.0	(11.3)%
Results during 2010 at Belterra reflect soft general economic conditions and increased competition in Belterra’s market area, as well as the negative impact of decreased customer traffic due to record snowfall during the first quarter of 2010. During mid-2008, two racetrack casinos opened in the Indianapolis metropolitan area, each of which operates approximately 2,000 slot machines. One of these racetrack casinos replaced its temporary casino with a significantly nicer permanent facility in March 2009, and another competitor replaced a smaller facility with a new, larger casino in Lawrenceburg, Indiana in June 2009. Despite a decline in total revenues in the second quarter of 2010 as compared to the prior year period, Belterra was able to improve Adjusted EBIDTA as a percentage of revenues through operating efficiencies.
On November 3, 2009, Ohio voters passed a constitutional amendment which allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. In the event a new casino is developed in Cincinnati or Columbus, which is likely to take several years to develop and open, it will likely provide additional competition to Belterra.
Boomtown Bossier City

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$19.7	$21.4	(7.9)%	$42.7	$44.7	(4.5)%
Total revenues	21.1	22.7	(7.0)%	45.5	47.5	(4.2)%
Operating income	3.0	3.0	—	8.0	7.6	5.3%
Adjusted EBITDA	4.7	4.7	—	11.2	10.9	2.8%
Boomtown Bossier City improved Adjusted EBITDA for the six months ended June 30, 2010 despite the competitive Bossier City/Shreveport gaming market through a refinement of the property’s marketing efforts and certain cost-cutting measures. Boomtown Bossier City competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth.
Boomtown Reno

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$5.8	$6.2	(6.5)%	$10.6	$10.6	—
Total revenues	10.4	10.5	(1.0)%	19.2	18.2	5.5%
Operating loss	(0.1)	(1.2)	(91.7)%	(1.8)	(3.7)	(51.4)%
Adjusted EBITDA (loss)	0.5	0.1	400%	(0.5)	(1.2)	(58.3)%

Boomtown Reno reduced its Adjusted EBITDA loss for the six months ended June 30, 2010 despite flat revenues as a result of heightened focus on operational efficiencies. The Reno market continues to be adversely affected by significant competition from the northern California Native American gaming market, as well as soft economic conditions in both the Reno market and northern California.
Other factors affecting income from continuing operations
The following are a description of the other costs and benefits for the three and six months ended June 30, 2010 and 2009, respectively:

			Percentage			Percentage
	For the three months		Increase/	For the six months		Increase/
	ended June 30,		(Decrease)	ended June 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses	$(10.2)	$(8.2)	24.4%	$(18.3)	$(18.0)	1.7%
Depreciation and amortization	(29.3)	(24.8)	18.1%	(55.2)	(49.6)	11.3%
Pre-opening and development costs	(2.1)	(4.1)	(48.8)%	(11.0)	(7.0)	57.1%
Non-cash share-based compensation	(2.1)	(5.3)	(60.4)%	(3.5)	(7.5)	(53.3)%
Impairment of indefinite-lived intangible assets	(11.5)	—	NM	(11.5)	—	NM
Impairment of land and construction costs	(18.4)	—	NM	(18.4)	—	NM
Write-downs, reserves and recoveries, net	(1.7)	(0.3)	NM	4.4	(0.8)	NM
Other non-operating income	0.1	0.1	—	0.1	0.2	(50.0)%
Gain on sale of equity securities	—	12.9	NM	—	12.9	NM
Loss on early extinguishment of debt	(0.4)	—	NM	(1.9)	—	NM
Interest expense, net of capitalized interest	(27.4)	(15.9)	72.3%	(48.4)	(32.5)	48.9%
Income tax benefit (expense)	1.8	(0.4)	NM	2.1	(0.6)	NM
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses increased during the second quarter of 2010 compared to the second quarter of 2009 due to $1.5 million in additional severance expense and a $1.1 million one-time charge related to vacating two offices during the second quarter of 2010 in connection with the corporate office consolidation.
Depreciation and amortization expense increased during the three and six months ended June 30, 2010 due to the increase in fixed assets related to the opening of River City on March 4, 2010.

Pre-opening and Development Costs for the three and six months ended June 30, 2010 and 2009 consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
River City (a)	1.2	1.6	9.4	2.8
Baton Rouge	0.2	1.6	0.4	2.7
Sugarcane Bay (b)	0.6	0.6	1.1	1.2
Other	0.1	0.2	0.1	0.3

Total pre-opening and development costs	$2.1	$4.0	$11.0	$7.0

(a)	Pre-opening expenses include $0.7 million for non-cash straight-lined rent accruals under a lease agreement for the six months ended June 30, 2010, and there were no rent accrual charges in the three months ended June 30, 2010, as River City opened in March 2010. Non-cash straight-lined rent accruals were $1.0 million and $1.9 million for three and six months ended June 30, 2009, respectively.

(b)	Sugarcane Bay development expenses are costs associated with the process of ending the project.
Non-cash Share-based Compensation Expense

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Share-based compensation expense	$2.1	$5.3	$3.5	$7.5
Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The expense has decreased due to the acceleration of and cancellation of options in connection with the resignation of our former Chief Executive Officer during the fourth quarter of 2009, as well as the acceleration of vesting of stock options held by our board members during the second quarter of 2009, resulting in no on-going expense for these options.
Impairment of Indefinite-lived Intangible Assets As the result of the cancellation of our planned $305 million Sugarcane Bay project in Lake Charles, Louisiana we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010, which amount comprises impairment of indefinite-lived intangible assets in the unaudited Condensed Consolidated Statements of Operations.
Impairment of Land and Construction Costs In April 2010, we cancelled our planned $305 million Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded an impairment charge of $18.4 million during the second quarter of 2010, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. We expect to incur additional contract termination costs, which amounts are not determinable as of June 30, 2010, as we are still negotiating these amounts.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Impairment of assets	$0.5	$0.2	$0.5	$0.4
Loss on disposal of assets	1.2	0.1	1.6	0.4
Legal settlement recoveries	—	—	(6.5)	—

Write-downs, reserves and recoveries, net	$1.7	$0.3	$(4.4)	$0.8

Impairment of assets: Cabela’s Retail, Inc. financed its retail store and certain road access improvements that also benefited our Boomtown Reno property through the issuance of sales tax increment bonds through local or state governmental authorities. In April 2010, purchased $5.3 million face amount of sales tax increment bonds from Cabela’s Retail, Inc. for $5.0 million. During the quarter ended June 30, 2010, we recorded an impairment of $0.2 million related to these bonds.
We impaired the fair value of leasehold improvements related to vacated office space by $0.3 million during the quarter ended June 30, 2010.
Loss on disposal of assets: During the six months ended June 30, 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss of $1.6 million. During the six months ended June 30, 2009, we sold slot equipment for a loss of $0.4 million.
Legal settlement recoveries: During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Interest expense was as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Interest expense before capitalization of interest	$27.4	$18.6	$51.9	$37.4
Less: capitalized interest	—	(2.7)	(3.5)	(4.9)

Total interest expense, net of capitalized interest	$27.4	$15.9	$48.4	$32.5

The increase in interest expense before capitalized interest for the six months ended June 30, 2010 from the same 2009 period was due to increased debt levels as we replaced less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. The decrease in capitalized interest was due to a decrease in capitalized costs attributable to our River City project. We stopped capitalizing interest on our River City project upon opening.
Loss on early extinguishment of debt: During the six months ended June 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million related to the write off of unamortized debt issuance costs related to the modification of our Credit facility and the early retirement of our 8.25% Notes.
Income Tax Benefit (Expense) Our effective income tax rate for continuing operations for the three and six months ended June 30, 2010 was 4.3% and 4.9%, respectively, as compared to 4.1% and 4.3% for the same periods last year. Our effective tax rates in 2010 differ from the statutory rate due to the effects of permanent items, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and the recording of a reserve for unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits may decrease by approximately $1.0 million to $3.0 million during the next twelve months.

Discontinued Operations Discontinued operations as of June 30, 2010 consist of our former Casino Magic Argentina operations, the Atlantic City operations, the former President Casino operations, former Casino Magic Biloxi operations and former operations at The Casino at Emerald Bay in The Bahamas.
Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. We had previously reflected the business as a discontinued operation and the related assets and liabilities as held for sale. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes, in the unaudited Condensed Consolidated Statements of Operations.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City entities as discontinued operations and the related assets and liabilities as held for sale.
President Casino: On March 10, 2010, we reached a settlement agreement with the Missouri Gaming Commission (“MGC”) to close the President Casino. The property closed on June 24, 2010, and as such, is considered a discontinued operation. In connection with the closure, we expect to incur costs associated with the removal and disposal of The Admiral Riverboat, on which the President Casino resides. However, at this time the amount of costs to be incurred cannot be reasonably estimated and no accrual has been booked as of June 30, 2010. In addition, as part of our removal process, we are required to perform certain tests on all underground and above ground storage tanks to ensure the area complies with environmental standards. We may incur additional costs to remove or repair any tanks that fail such tests.
Casino Magic Biloxi: Casino Magic Biloxi closed after significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. We have received payments totaling approximately $215 million from our insurers related to this asset. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds.
The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. We are actively marketing one remaining asset associated with our former Bahamas operation; however, events and circumstances beyond our control have extended the period to complete the sale of this asset beyond a year. The operation continues to be classified as a discontinued operation and the related assets of discontinued operations held for sale.

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Revenues	$13.5	$13.9	$28.5	$29.7

Operating loss	(3.9)	(2.0)	(9.7)	(3.7)
Non-operating income (loss)	(0.2)	(0.2)	41.5	(0.2)

Income (loss) before income taxes	(4.1)	(2.2)	31.8	(3.9)
Income tax expense	(3.7)	(2.1)	(4.6)	(2.9)

Income (loss) from discontinued operations	$(7.8)	$(4.3)	$27.2	$(6.8)

Net income for entities and operations included in discontinued operations are broken out as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Casino Magic Argentina	$1.8	$1.3	$3.4	$3.4
Atlantic City	(4.3)	(2.3)	(7.0)	(5.0)
President Casino	(1.5)	(1.1)	(5.4)	(2.0)
The Casino at Emerald Bay in The Bahamas	(0.0)	(0.0)	0.0	(0.1)
Casino Magic Biloxi	(0.1)	(0.1)	40.8	(0.2)
Income taxes	(3.7)	(2.1)	(4.6)	(2.9)

Income (loss) from discontinued operations	$(7.8)	$(4.3)	$27.2	$(6.8)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30,	December 31,
	2010	2009
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$38.4	$57.4
Other assets, net	27.4	39.0

	$65.8	$96.4

Liabilities:
Accounts payable and other accrued liabilities	$13.4	$17.4
Long term liabilities	0.3	19.3

	13.7	36.7

Net Assets	$52.1	$59.7

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2010, we held $204 million of cash and cash equivalents. We estimate that approximately $70 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. On February 5, 2010, we entered into a $375 million amended and restated credit facility, which facility matures in March 2014 (the “Credit Facility”). As of June 30, 2010, we had no borrowings under the Credit Facility and had $9.6 million committed under various letters of credit. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs. On May 6, 2010, the Company closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020.
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

	For the six months ended		Percentage
	June 30,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Net cash provided by operating activities	$49.9	$48.0	4.0%
Net cash used in investing activities	$(78.9)	$(60.4)	30.6%
Net cash providing by financing activities	$105.8	$31.0	241.3%
Operating Cash Flow
Our cash provided by operating activities in the six months ended June 30, 2010 as compared to the prior year period increased slightly due to the positive impacts of insurance settlement proceeds and a legal settlement recovery, offset by large payments of our liabilities.
Investing Cash Flow
Investing cash flows includes capital expenditures offset by the sale of property and equipment. During the six months ended June 30, 2010, capital expenditures were offset by $13.6 million in proceeds from the sale of our corporate jet, two seaplanes, and gaming equipment. In addition, we also received cash proceeds of $25.1 million due to the sale of our Argentina operations. The remaining proceeds were received subsequent to June 30, 2010. Also, we deposited $25 million into an escrow account pursuant to an agreement with the State of Louisiana and the Louisiana Gaming Control Board with respect to the establishment, maintenance and operation of our Baton Rouge project. The following is a summary of our capital expenditures for the six months ended June 30, 2010 and 2009:

	For the six months ended
	June 30,
	2010	2009
	(in millions)
River City	$57.0	$60.7
Sugarcane Bay	10.5	6.4
Belterra Casino Resort	3.0	3.5
L’Auberge du Lac	7.5	2.8
Boomtown New Orleans	1.4	2.6
Lumière Place Casino	1.8	2.5
Boomtown Reno	0.2	1.4
Atlantic City	0.1	1.0
Boomtown Bossier City	2.8	1.0
Other	9.1	2.3

Total capital expenditures	$93.4	$84.2

In April 2010, we cancelled our planned $305 million Sugarcane Bay project and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges primarily related to construction costs and the gaming license of approximately $29.9 million in the second quarter of 2010. We expect to incur additional contract termination costs, which amounts are not determinable as of June 30, 2010, as we are still negotiating these amounts.
Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our Baton Rouge project. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets.
Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, this may affect our ability to maintain our existing properties or complete Baton Rouge project unless we sell assets, enter into leasing arrangements, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.
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
For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and within our Current Report on Form 8-K filed on June 21, 2010.
Financing Cash Flow
Credit Facility
On February 5, 2010, we amended and restated our Credit Facility, which reduced our revolving credit facility from $531 million to $375 million. As of June 30, 2010, we had no outstanding borrowings and had $9.6 million committed under various letters of credit under our Credit Facility. The Credit Facility matures on March 31, 2014.
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

The interest rate margins for revolving credit loans under the Credit Facility depend on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 3.00% to 4.75% or at a base rate plus a margin ranging from 1.50% to 3.25%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.
The Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. The Credit Facility also has certain covenants regarding construction projects, including, among other requirements for the Baton Rouge project, a requirement that an “in-balance” test be satisfied prior to the spending of $25 million after January 1, 2010 for such project. Based on the recent issuance of our 8.75% Notes (defined below), management believes it has sufficient project sources, including cash flow from operations, to satisfy the in-balance test at this time, subject to submitting the required in-balance certification. In addition, there is a provision in the Credit Facility that we cannot spend more than $25 million on the Baton Rouge project after January 1, 2010 unless we have received at least $40 million in the aggregate from various non-debt capital sources. The Company has the funds to meet this requirement.
The obligations under the Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. The subsidiaries that own our Atlantic City site, a subsidiary that holds approximately $10.5 million in cash and cash equivalents and a subsidiary that holds approximately $66 million in cash and cash equivalents are currently unrestricted subsidiaries for purposes of the Credit Facility.
Senior and Senior Subordinated Indebtedness
As of June 30, 2010, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).
On May 6, 2010, we closed the offering of the 8.75% Notes. The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $341.5 million. Using the net proceeds, we redeemed all of our then existing 8.25% senior subordinated notes due 2012, of which $200 million in aggregate principal amount was outstanding, and repaid $80 million in revolving credit borrowings under the Credit Facility. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.
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
The 7.50% Notes and 8.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors’ existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 7.50% Notes and 8.75% Notes. The 7.50% Notes and 8.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 7.50% Notes and the 8.75% Notes are subordinated to our 8.625% Notes and to our Credit Facility.

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the Indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Adjusted EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the permitted size of the latter of which is the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in our indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio under all three currently existing indentures was below 2.0 to 1.0 as of June 30, 2010.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following material changes occurred during the quarterly period ended June 30, 2010, to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. On April 28, 2010, we entered into the First Amendment to the Third Amended and Restated Credit Agreement (the “First Amendment”), which amends the Company’s Third Amended and Restated Credit Agreement dated as of February 5, 2010 (the “Credit Facility”). Pursuant to the terms of the First Amendment, the Company reduced the minimum amount of non-debt capital that it must raise from $100 million to $40 million before spending more than $25 million on its Baton Rouge project. In addition, the First Amendment permits the Company to dispose of its assets for the Company’s Sugarcane Bay project, which the Company has cancelled.
On May 6, 2010, we closed an offering of $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020. For more detailed descriptions of the First Amendment to the Credit Facility, the issuance of 8.75% senior subordinated notes due 2020, see Note 2 to our unaudited Condensed Consolidated Financial Statements.
On April 29, 2010, we entered into a Sale and Purchase Agreement with a consortium of Argentine companies to sell the Company’s Argentine businesses for a total purchase price of approximately $40 million. On June 30, 2010, we completed the sale of the Company’s Argentine businesses.
CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no newly identified significant changes in the second quarter of 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Current Report on Form 8-K filed on June 21, 2010.

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Current Report on Form 8-K filed on June 21, 2010 and review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of June 30, 2010, we had $9.6 million committed under various letters of credit. As of June 30, 2010, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would not increase or decrease, assuming constant debt levels. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 4.0% as of June 30, 2010.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2010. At June 30, 2010, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$359,975
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$457,875
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	—	—	—	—	—	$350,000	$350,000	$325,500
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$45	$95	$102	$110	$118	$325	$795	$795
Avg. Interest Rate	7.33%	7.33%	7.33%	7.33%	7.33%	7.33%	7.33%

Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
During the three months ended June 30, 2010, there were no material developments with respect to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, under the heading “Legal Proceedings” and to which reference should be made.
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

4.1
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.2		Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.3
Registration Rights Agreement, dated as of May 6, 2010, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

10.1
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.2	†
First Amendment to Amended and Restated Employment Agreement, dated as of April 15, 2010, between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010. (SEC File No. 001-13641).

10.3
Purchase Agreement, dated as of April 29, 2010, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2010. (SEC File No. 001-13641).

10.4
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010. (SEC File No. 001-13641).

10.5
Sale and Purchase Agreement, dated April 29, 2010, between Casino Magic Corp., Casino Magic Management Services Corp., Casino Club S.A., Da Silvano S.A., Compañía Gerenciadora de Inversiones S.A. and Correon S.A. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2010. (SEC File No. 001-13641).

10.6	†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	***
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009.

(ii) unaudited Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2010 and 2009.

(iii) unaudited Condensed Consolidated Statements of Cash Flows —Six Months Ended June 30, 2010 and 2009.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2010.

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will file an amendment to this Form 10-Q within 30 days, to furnish the XBRL interactive data files as Exhibit 101.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Entertainment, Inc. (Registrant)
Date: August 9, 2010	By:	/s/ Stephen H. Capp
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

4.1
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.2		Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.3
Registration Rights Agreement, dated as of May 6, 2010, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

10.1
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.2	†
First Amendment to Amended and Restated Employment Agreement, dated as of April 15, 2010, between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2010. (SEC File No. 001-13641).

10.3
Purchase Agreement, dated as of April 29, 2010, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2010. (SEC File No. 001-13641).

10.4
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2010. (SEC File No. 001-13641).

10.5
Sale and Purchase Agreement, dated April 29, 2010, between Casino Magic Corp., Casino Magic Management Services Corp., Casino Club S.A., Da Silvano S.A., Compañía Gerenciadora de Inversiones S.A. and Correon S.A. is hereby incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 7, 2010. (SEC File No. 001-13641).

10.6	†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2010. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	***
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

(v) unaudited Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009.

(vi) unaudited Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2010 and 2009.

(vii) unaudited Condensed Consolidated Statements of Cash Flows —Six Months Ended June 30, 2010 and 2009.

(viii) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2010.

*	Filed herewith.

**	Furnished herewith.

***	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will file an amendment to this Form 10-Q within 30 days, to furnish the XBRL interactive data files as Exhibit 101.

†	Management contract or compensatory plan or arrangement.