Form 10-Q/A
period 2010-06-30
PINNACLE ENTERTAINMENT INC.
filed 2010-09-01
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

PINNACLE ENTERTAINMENT, INC.
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q (this “Amendment No. 1”) for the quarterly period ended June 30, 2010 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following materials from Pinnacle Entertainment, Inc.’s Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on August 9, 2010 and as amended by this Amendment No. 1, formatted in XBRL (eXtensible Business Reporting Language):
(i) unaudited Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009;
(ii) unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and 2009;
(iii) unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and 2009; and
(iv) Notes to the unaudited Condensed Consolidated Financial Statements — June 30, 2010
In addition, this Amendment No. 1 is being filed to correct an inadvertent typographical error contained within the unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 in the Form 10-Q. Specifically, the numbers contained in the line item for “Land and land improvements” as of June 30, 2010 and December 31, 2009 were inadvertently repeated in the subheading “Land, buildings, riverboats and equipment.” There should have been no numbers in the subheading line. All of the column totals were correct within the unaudited Condensed Consolidated Balance Sheets in the Form 10-Q as originally filed. The revised unaudited Condensed Consolidated Balance Sheets are on Page 4 of this Amendment No. 1. This Amendment No. 1 is as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date, and except as described above, no other changes have been made to the Form 10-Q.

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

PART II
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

11		Statement re: Computation of Earnings Per Share is hereby incorporated by reference to Exhibit 11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	**
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date: August 31, 2010	By:	/s/ Stephen H. Capp
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

11		Statement re: Computation of Earnings Per Share is hereby incorporated by reference to Exhibit 11 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010. (SEC File No. 001-13641).

Exhibit
Number		Description of Exhibit
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	**
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