Form 10-Q
period 2010-09-30
PINNACLE ENTERTAINMENT INC.
filed 2010-11-05
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of the close of business on November 5, 2010, the number of outstanding shares of the registrant’s common stock was 61,417,398.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues:
Gaming	$246,776	$214,513	$713,640	$655,202
Food and beverage	18,764	15,221	51,851	44,636
Lodging	11,637	10,769	30,268	28,992
Retail, entertainment and other	10,614	10,050	28,161	27,265

	287,791	250,553	823,920	756,095

Expenses and other costs:
Gaming	139,944	130,177	405,336	386,210
Food and beverage	18,176	14,515	52,021	43,276
Lodging	6,324	6,185	17,370	17,836
Retail, entertainment and other	6,062	6,090	16,471	15,839
General and administrative	58,355	54,580	173,839	164,188
Depreciation and amortization	28,528	24,408	83,762	73,974
Pre-opening and development costs	1,201	5,863	12,171	12,851
Impairment of indefinite-lived intangible assets	—	—	11,500	—
Impairment of land and construction costs	4,773	—	23,164	—
Write-downs, reserves and recoveries, net	345	314	(4,033)	1,069

	263,708	242,132	791,601	715,243

Operating income	24,083	8,421	32,319	40,852
Interest expense, net of capitalized interest	(27,923)	(18,656)	(76,292)	(51,146)
Gain on sale of equity securities	—	—	—	12,914
Loss on early extinguishment of debt	—	(8,831)	(1,852)	(8,831)
Other non-operating income	68	18	227	166

Loss from continuing operations before income taxes	(3,772)	(19,048)	(45,598)	(6,045)
Income tax benefit (expense)	5,336	(461)	7,387	(1,022)

Income (loss) from continuing operations	1,564	(19,509)	(38,211)	(7,067)
Income (loss) from discontinued operations, net of income taxes	(2,330)	(2,412)	24,874	(9,215)

Net loss	$(766)	$(21,921)	$(13,337)	$(16,282)

Net loss per common share—basic
Income (loss) from continuing operations	$0.03	$(0.33)	$(0.63)	$(0.12)
Income (loss) from discontinued operations, net of income taxes	(0.04)	(0.04)	0.41	(0.15)

Net loss per common share—basic	$(0.01)	$(0.37)	$(0.22)	$(0.27)

Net loss per common share—diluted
Income (loss) from continuing operations	$0.03	$(0.33)	$(0.63)	$(0.12)
Income (loss) from discontinued operations, net of income taxes	(0.04)	(0.04)	0.41	(0.15)

Net loss per common share—diluted	$(0.01)	$(0.37)	$(0.22)	$(0.27)

Number of shares—basic	61,128	60,070	60,654	60,048
Number of shares—diluted	61,128	60,070	60,654	60,048
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$228,440	$123,431
Accounts receivable, net of allowance for doubtful accounts of $9,748 and $12,556	15,700	13,756
Inventories	7,893	6,313
Prepaid expenses and other assets	19,117	15,412
Assets of discontinued operations held for sale	61,767	96,403

Total current assets	332,917	255,315
Restricted cash	6,452	7,149
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	261,323	210,810
Buildings, riverboats and improvements	1,290,180	1,070,812
Furniture, fixtures and equipment	466,341	412,159
Construction in progress	23,985	304,353

	2,041,829	1,998,134
Less: accumulated depreciation	(568,962)	(498,159)

	1,472,867	1,499,975
Assets held for sale	—	1,661
Goodwill	16,742	16,742
Intangible assets, net (Note 1)	18,517	30,017
Other assets, net	71,652	29,620
Deferred taxes- non current	—	3,377

Total assets	$1,919,147	$1,843,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,121	$71,987
Accrued interest	28,267	21,267
Accrued compensation	39,938	41,077
Accrued taxes	29,422	17,217
Other accrued liabilities	53,241	49,922
Deferred income taxes	1,274	1,274
Current portion of long-term debt (Note 2)	93	88
Liabilities of discontinued operations held for sale	6,490	36,754

Total current liabilities	193,846	239,586
Long-term debt less current portion (Note 2)	1,176,324	1,063,283
Other long-term liabilities	28,867	46,578
Deferred income taxes	5,913	—

Total liabilities	1,404,950	1,349,447
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 61,417,398 and 60,079,686 shares outstanding, net of treasury shares	6,343	6,209
Additional paid in capital	1,029,780	1,014,233
Retained deficit	(501,716)	(488,379)
Accumulated other comprehensive loss	(120)	(17,564)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)

Total stockholders’ equity	514,197	494,409

	$1,919,147	$1,843,856

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months
	ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,337)	$(16,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,700	78,142
Loss on disposal of assets	1,619	595
Impairment of indefinite-lived intangible assets	11,500	—
Impairment of land and construction costs	23,164	—
Impairment of buildings, riverboats, and equipment	4,994	394
Loss on early extinguishment of debt	—	8,831
Gain on sale of equity securities	—	(12,914)
Provision for bad debts	83	1,431
Amortization of debt issuance costs	5,159	4,189
Share-based compensation expense	4,803	9,774
Change in accrued taxes	7,769	11,095
Changes in operating assets and liabilities:
Receivables	(418)	2,954
Prepaid expenses and other	(5,174)	(6,298)
Other long-term assets	(6,333)	2,846
Accounts payable	(16,736)	(2,330)
Accrued compensation	(903)	2,442
Accrued interest	7,000	4,021
Other accrued liabilities	(1,565)	3,315
Other long-term liabilities	(18,263)	(769)

Net cash provided by operating activities	89,062	91,436

Cash flows from investing activities:
Capital expenditures	(123,509)	(146,204)
Change in restricted cash	816	(52)
Purchase of intangible assets	—	(65)
Proceeds from sale of equity securities	—	23,674
Proceeds from sale of property and equipment	14,352	373
Baton Rouge escrow deposit	(25,000)	—
Net proceeds from sale of discontinued operations	35,480	—

Net cash used in investing activities	(97,861)	(122,274)

Cash flows from financing activities:
Borrowings under credit facility	165,379	80,299
Repayments under credit facility	(202,298)	(232,066)
Proceeds from issuance of 8.625% Notes	—	443,687
Proceeds from issuance of 8.75% Notes	350,000	—
Repayment of 8.75% Notes	—	(129,438)
Repayment of 8.25% Notes	(200,000)	(76,547)
Payments on other secured and unsecured notes payable	(9)	(67)
Proceeds from common stock options exercised	9,627	553
Proceeds from issuance of common stock	1,068	—
Debt issuance and other financing costs	(15,169)	(15,799)

Net cash provided by financing activities	108,598	70,622

Effect of exchange rate changes on cash and cash equivalents	(379)	(575)

Increase in cash and cash equivalents	99,420	39,209
Cash and cash equivalents at the beginning of the period	129,576	115,712

Cash and cash equivalents at the end of the period	$228,996	$154,921

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$63,940	$42,867
Cash payments related to income taxes, net	3,929	3,272
Increase (decrease) in construction related deposits and liabilities	(26,960)	14,028
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
In the first quarter of 2010, we made the decision to sell our Argentina operations and our Atlantic City entities. In the second quarter of 2010, we completed the sale of our Argentina operations and closed our President Casino located in St. Louis, Missouri. We have classified the related assets and liabilities of all of these operations as held for sale in our unaudited Condensed Consolidated Balance Sheets and have included the results in discontinued operations. For further information, see Note 6, Discontinued Operations.
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
We measure our liability for deferred compensation on a recurring basis. As of September 30, 2010, our liability had a balance of $1.7 million and was valued using Level 1 inputs.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $45.9 million at September 30, 2010 and $45.3 million at December 31, 2009. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at September 30, 2010 relates primarily to our Baton Rouge project. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Depreciation expense	$28.5	$24.4	$83.7	$74.0

Capitalized interest	$0.1	$3.8	$3.6	$8.8
In April 2010, we cancelled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded an impairment charge of $18.6 million during the nine months ended September 30, 2010, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. We are still negotiating one additional contract and expect to incur additional contract termination costs, which amounts are not determinable as of September 30, 2010.
In September 2010, we expanded the scope and budget for our casino and hotel development currently under construction in Baton Rouge, Louisiana from $250 million to $357 million (excluding land acquisition costs and capitalized interest). As a result of the increased scope and budget of the Baton Rouge project, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million in the third quarter of 2010.
Goodwill and Other Intangible Assets Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill during the three and nine months ended September 30, 2010 and 2009, respectively.
As the result of the cancellation of our planned Sugarcane Bay project in Lake Charles, Louisiana, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010, which amount comprises impairment of indefinite-lived intangible assets in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.

Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Gaming taxes	$73.2	$65.0	$212.2	$196.0
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred, consistent with authoritative guidance. For the three and nine months ended September 30, 2010 and 2009, they consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
River City	$0.3	$2.1	$9.7	$4.9
Baton Rouge	0.3	2.8	0.7	5.5
Sugarcane Bay (a)	0.1	0.6	1.2	1.7
Other	0.5	0.4	0.6	0.8

Total pre-opening and development costs	$1.2	$5.9	$12.2	$12.9

(a)	Sugarcane Bay expenses for the three months ended September 30, 2010 are related to the project termination.
Comprehensive Income (Loss) Our comprehensive income (loss) is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Net loss	$(0.8)	$(21.9)	$(13.3)	$(16.3)
Post-retirement plan benefit obligation, net of income taxes (a)	0.2	—	0.4	0.9
Foreign currency translation gain (loss) (b)	—	(0.2)	17.1	(2.4)

Comprehensive income (loss)	$(0.6)	$(22.1)	$4.2	$(17.8)

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan.

(b)	On June 30, 2010, we completed the sale of our Argentina operations.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of September 30, 2010 and 2009, our share-based awards issued under our stock option plans consisted primarily of common stock option grants. For the three and nine months ended September 30, 2010 and 2009, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share.

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
In April 2010, the FASB issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which guidance requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We are still assessing the impact this guidance will have on our unaudited Condensed Consolidated Financial Statements.
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
Note 2—Long-Term Debt
Long-term debt at September 30, 2010 and December 31, 2009 consists of the following:

	September 30,	December 31,
	2010	2009
	(in millions)
Senior Secured Credit Facility	$—	$36.9
8.625% Senior Notes due 2017	444.4	443.9
8.25% Senior Subordinated Notes due 2012	—	200.9
7.50% Senior Subordinated Notes due 2015	381.3	380.8
8.75% Senior Subordinated Notes due 2020	350.0	—
Other secured and unsecured notes payable	0.7	0.9

	1,176.4	1,063.4
Less current maturities	(0.1)	(0.1)

	$1,176.3	$1,063.3

Senior Secured Credit Facility: On February 5, 2010, we entered into an amended and restated credit agreement for a $375 million revolving credit facility (the “Credit Facility”), which matures on March 31, 2014. As of September 30, 2010, we had no borrowings outstanding under the Credit Facility, and had $9.6 million committed under letters of credit for various self-insurance programs.
In September 2010, we announced an expanded scope and budget for our Baton Rouge project. As a result of these revisions, on October 28, 2010, we amended our Credit Facility. We increased the capital expenditures limit for the Baton Rouge project from $235 million to $375 million. In addition, the definition of commencement of construction was amended, with respect to the Baton Rouge project, to provide the spending from and after January 1, 2010 of an amount greater than $100 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest). Prior to the amendment, the definition of commencement of construction for the Baton Rouge project provided the spending from and after January 1, 2010 of an amount greater than $25 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).

Loss on Early Extinguishment of Debt: During the nine months ended September 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility and the early retirement of our 8.25% Senior Subordinated Notes due 2012 (the “8.25% Notes”).
8.75% Senior Subordinated Notes due 2020: On May 6, 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 (the “8.75% Notes”). The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $341.5 million. Using the net proceeds, we redeemed all of our then-existing 8.25% Notes, of which $200 million in aggregate principal amount was outstanding, and repaid $80 million in then-outstanding revolving credit borrowings under the Credit Facility. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.
Interest expense, net of capitalized interest was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Interest expense before capitalization of interest	$28.0	$22.5	$79.9	$60.0
Less: capitalized interest	(0.1)	(3.8)	(3.6)	(8.8)

Total interest expense, net of capitalized interest	$27.9	$18.7	$76.3	$51.2

The increase in interest expense before capitalized interest for the three and nine months ended September 30, 2010 from the same 2009 periods was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new long-term notes warranted the higher interest rate. We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest.
Fair Value of Financial Instruments: The estimated fair value of our long-term debt at September 30, 2010 was approximately $1.2 billion, versus its book value of $1.2 billion. At December 31, 2009, the estimated fair value was approximately $1.0 billion, versus its book value of $1.1 billion. The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about September 30, 2010 and December 31, 2009 and the fair value of our credit facility was based on estimated fair values of comparable debt instruments on or about December 31, 2009.
Note 3—Income Taxes
Our effective income tax rates for continuing operations for the three and nine months ended September 30, 2010, were rate benefits of 141.4% and 16.2%, respectively, as compared to income tax expense rates of 2.4% and 16.9% for the same periods in 2009, respectively. Our effective tax rates in 2010 differ from the statutory rate due to the release of prior year reserves for uncertain tax benefits as a result of statute of limitation expiration and favorable resolution of a federal tax return examination, the effects of permanent items, and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year.
Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of September 30, 2010, we had approximately 6.3 million share-based awards issued, 314,000 of which are restricted stock awards and the rest of which are common stock options, and approximately 1.8 million share-based awards available for grant.
Pursuant to authoritative guidance, we recorded share-based compensation expense as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Share-based compensation expense	$1.3	$2.0	$4.8	$9.5

Theoretical compensation costs not yet amortized related to granted stock options totaled approximately $15.0 million and $15.4 million at September 30, 2010 and 2009, respectively, and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options is described below. The associated shares were newly issued common stock.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Cash received from exercise of stock options	$3.0	$0.1	$9.5	$0.6
The following table summarizes information related to our common stock options under our stock option plans:

	Number of	Weighted Average
	Stock Options	Exercise Price
Options outstanding at January 1, 2010	6,342,007	$14.56
Granted	2,111,400	$9.62
Exercised	(1,202,712)	$7.99
Cancelled, Forfeited	(949,108)	$18.48

Options outstanding at September 30, 2010	6,301,587	$13.57

Vested or expected to vest at a point in the future as of September 30, 2010	6,070,117
Options exercisable at September 30, 2010	3,578,412	$15.21
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2010	$5.67
Note 5—Write-downs, reserves and recoveries, net
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Impairment of assets	$—	$0.1	$0.5	$0.5
Loss on disposal of assets	0.4	0.2	2.0	0.6
Legal settlement recoveries	—	—	(6.5)	—

Write-downs, reserves and recoveries, net	$0.4	$0.3	$(4.0)	$1.1

Impairment of assets: In July 2006, we sold land to Cabela’s Retail, Inc. for the construction of a branded sporting goods store. Cabela’s Retail, Inc. financed its retail store construction and certain road access improvements (which also benefited our Boomtown Reno property) through the issuance of sales tax increment bonds through local or state governmental authorities. In April 2010, we purchased $5.3 million face amount of these bonds from Cabela’s Retail, Inc. for $5.0 million. During the second quarter of 2010, we recorded an impairment of $0.2 million related to these bonds.
We impaired the fair value of leasehold improvements related to vacated office space by $0.3 million during the second quarter of 2010.
Loss on disposal of assets: During the third quarter of 2010, we sold various slot equipment at our properties for a net loss of $0.4 million. During the second quarter of 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss of $1.6 million.

Legal settlement recoveries: In March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Note 6—Discontinued Operations
Discontinued operations as of September 30, 2010 consist of our former Casino Magic Argentina operations, the Atlantic City operations, the former President Casino operations, former Casino Magic Biloxi operations and former operations at The Casino at Emerald Bay in The Bahamas.
Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. We had previously reflected the business as a discontinued operation and the related assets and liabilities as held for sale. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes, in the unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City entities as discontinued operations and the related assets and liabilities as held for sale.
President Casino: We closed the President Casino on June 24, 2010, and have reflected the entity in discontinued operations and the remaining assets and liabilities as held for sale. In October 2010, we sold The Admiral Riverboat, on which the President Casino formerly operated.
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
The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. We are actively marketing one remaining asset associated with our former Bahamian operation; however, events and circumstances beyond our control have extended the period to complete the sale of this asset beyond a year. During the third quarter of 2010, we determined that a triggering event had occurred due to deteriorating local market conditions in The Bahamas. We reviewed the carrying value of our one remaining asset for recoverability and recorded an impairment charge of $0.8 million during the third quarter of 2010. The operation continues to be classified as a discontinued operation and the related assets as assets of discontinued operations held for sale.
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Revenues	$0.6	$14.8	$29.1	$44.5

Operating loss	(2.0)	(2.2)	(11.7)	(5.9)
Non-operating income (loss)	—	—	41.5	(0.2)

Income (loss) before income taxes	(2.0)	(2.2)	29.8	(6.1)
Income tax expense	(0.3)	(0.2)	(4.9)	(3.1)

Income (loss) from discontinued operations	$(2.3)	$(2.4)	$24.9	$(9.2)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30,	December 31,
	2010	2009
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$38.0	$57.4
Other assets, net	23.8	39.0

	$61.8	$96.4

Liabilities:
Accounts payable and other accrued liabilities	$6.2	$17.4
Long term liabilities	0.3	19.3

	6.5	36.7

Net Assets	$55.3	$59.7

Note 7—Commitments and Contingencies
Redevelopment Agreement for Lumière Place Casino and Hotels: In connection with our Lumière Place Casino and Hotel (“Lumière Place”), we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of the Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotel, we would be obligated to pay an additional annual service fee of $1.0 million in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.
Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility, which has been completed and opened on March 4, 2010; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010; and (e) construct a roadway into the project, which construction is complete. We were required to pay rent in the amount of $2.5 million from May 1, 2009 to March 31, 2010, which amount has been paid. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, to be mutually agreed upon by us and St. Louis County. The second phase must be opened within three years of March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in year two, $4.0 million in year three, $5.0 million in year four and $6.0 million in year five. As a result, the maximum total amount of such liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.
Self-Insurance: We self-insure various levels of general liability and workers’ compensation at all of our properties and medical coverage at some of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the unaudited Condensed Consolidated Balance Sheets.

Legal
Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah’s Operating Co., Inc., Harrah’s Lake Charles, LLC, Harrah’s Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah’s (as successor in interest to the various Players defendants) whereby Harrah’s was obligated to pay Jebaco a fee based on the number of patrons entering Harrah’s two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah’s Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah’s, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah’s violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah’s and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah’s by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah’s insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco’s appeal. On October 30, 2009, the Fifth Circuit affirmed the district court’s dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge dismissed Jebaco’s complaint in its entirety. On April 16, 2010, Jebaco moved the district civil court for leave to appeal the dismissal of its claims. On April 23, 2010, the district court granted Jebaco’s motion for an order of appeal. The parties have completed the briefing of Jebaco’s appeal, which will be decided on the briefs.
Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against the Company, ACE Gaming, LLC, a wholly owned subsidiary of the Company (“ACE”), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among other things, failure to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE’s obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys’ fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.
On March 17, 2010, Madison House moved to dismiss its complaint and ACE’s counterclaim without prejudice, which motion was heard on April 28, 2010. The court ruled that it was granting the motion to dismiss Madison House’s complaint, without prejudice, but that it was denying the motion to dismiss ACE’s counterclaim. The court also ruled that the case would be moved from the Chancery Division to the Law Division. On September 20, 2010, Madison House moved to dismiss ACE’s counterclaim, which was heard on October 15, 2010. While the Company cannot predict the outcome of this litigation, it intends to pursue its counterclaim vigorously.
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
During March and April 2009, we received competing claims from three unions, each claiming to be the exclusive collective bargaining representative of our St. Louis employees, including a claim from one union that they were the successor to the Union. In response to the competing claims for recognition, we withdrew recognition from the Union because of a lack of continuity of representation. In May 2009, we notified the Union that the collective bargaining agreement for HoteLumière, part of Lumière Place complex, was no longer in effect and that the collective bargaining agreement for the President Casino was being terminated. In May 2009, one of the unions claiming to be the successor to the Union filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging, among other things, that we refused to bargain in good faith by refusing to engage in collective bargaining negotiations, by refusing to negotiate over the discharge of employees, and by withdrawing recognition and abrogating the terms and conditions of employment. The NLRB dismissed the charge filed against HoteLumière.
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
On March 10, 2010, the Company announced its intention to close President Casino on or before July 1, 2010. On May 11, 2010, June 22, 2010, and July 27, 2010, President Casino engaged in effects bargaining with the Union. There are no further bargaining sessions scheduled regarding President Casino. On June 22, 2010; July 28, 2010; August 25 — 26, 2010; September 14 — 15 and 30, 2010, Lumière Place met with the Union in an effort to negotiate a collective bargaining agreement. Lumière Place will continue to meet with the Union in an effort to reach an agreement.
On October 15, 2010, the Union filed an unfair labor practice charge alleging that Lumière Place had failed and refused to bargain collectively with the Union. Further, on October 15, 2010, the Union filed two additional unfair labor practice charges, one alleging that Lumière Place had failed and refused to bargain in good faith for a collective bargaining agreement, and the other alleging that Lumière Place had discriminated against two employees in retaliation for their protected, concerted and union activities. The Company is in the process of responding to these charges. Despite the Union’s claims, Lumière Place is prepared to continue to meet with the Union in an effort to reach an agreement.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company’s Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the IDR challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, the Company submitted additional information to the IDR for consideration. On February 9, 2010, the Company received a revised proposed assessment in the amount of $7.3 million, excluding interest and penalties of $2.3 million. On March 17, 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. On September 14, 2010, a hearing was held with the IDR where the Company was given the opportunity to restate the facts and positions.
Indiana State Sales Tax Dispute: In 2002, following a sales and use tax audit of Belterra Casino Resort, we received a proposed assessment for approximately $3.1 million, including interest and penalties. We filed a protest in December 2002. In March 2006, the IDR conducted an administrative hearing of our protest and in April 2006, the IDR denied our protest with respect to nearly the entire assessment. In May 2006, we filed an appeal of the IDR’s findings with the Indiana Tax Court and conceded a portion, of which $0.8 million was paid in July 2006. In February 2009, the Indiana Tax Court issued its final determination and concluded that Belterra was not liable for the tax. In April 2009, the IDR filed a Petition to Review with the Indiana Supreme Court. The Indiana Supreme Court heard oral arguments on October 29, 2009. On October 5, 2010, the Indiana Supreme Court reversed the Tax Court’s ruling and ruled against the Company in a 3-2 decision. We are currently evaluating our options including preparing a petition for rehearing. As a result of this ruling, for financial reporting purposes we have accrued $3.2 million as of September 30, 2010, of which $1.9 million was capitalized to the book value of the riverboat.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 8—Consolidating Condensed Financial Information
Our subsidiaries (excluding a subsidiary with approximately $10.5 million in cash and cash equivalents as of September 30, 2010; a subsidiary with approximately $66.3 million in cash and cash equivalents as of September 30, 2010; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.625% Notes and 8.75% Notes, as well as our Credit Facility. Our Atlantic City entities do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended September 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$246.8	$—	$—	$246.8
Food and beverage	—	18.8	—	—	18.8
Other	—	22.2	—	—	22.2

	—	287.8	—	—	287.8

Expenses:
Gaming	—	140.0	—	—	140.0
Food and beverage	—	18.2	—	—	18.2
General and administrative and other	8.5	63.4	—	—	71.9
Depreciation and amortization	1.2	27.3	—	—	28.5
Write-downs, reserves and recoveries	—	5.1	—	—	5.1

	9.7	254.0	—	—	263.7

Operating income (loss)	(9.7)	33.8	—	—	24.1
Equity earnings of subsidiaries	27.7	—	—	(27.7)	—
Interest expense and non-operating income, net	(27.0)	(0.9)	—	—	(27.9)
Loss on early extinguishment of debt	—	—	—	—	—

Income (loss) from continuing operations before inter-company activity and income taxes	(9.0)	32.9	—	(27.7)	(3.8)
Management fee & inter-company interest	2.9	(2.9)	—	—	—
Income tax benefit	5.3	—	—	—	5.3

Income (loss) from continuing operations	(0.8)	30.0	—	(27.7)	1.5
Loss from discontinued operations, net of taxes	—	(1.6)	(0.7)	—	(2.3)

Net income (loss)	$(0.8)	$28.4	$(0.7)	$(27.7)	$(0.8)

For the nine months ended September 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$713.7	$—	$—	$713.7
Food and beverage	—	51.8	—	—	51.8
Other	—	58.4	—	—	58.4

	—	823.9	—	—	823.9

Expenses:
Gaming	—	405.4	—	—	405.4
Food and beverage	—	52.0	—	—	52.0
General and administrative and other	30.5	189.9	(0.6)	—	219.8
Depreciation and amortization	4.0	79.7	0.1	—	83.8
Write-downs, reserves and recoveries	(6.1)	37.2	(0.5)	—	30.6

	28.4	764.2	(1.0)	—	791.6

Operating income (loss)	(28.4)	59.7	1.0	—	32.3
Equity earnings of subsidiaries	76.4	2.0	—	(78.4)	—
Interest (expense) and non-operating income, net	(78.6)	2.6	—	—	(76.0)
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)

Income (loss) from continuing operations before inter-company activity and income taxes	(32.5)	64.3	1.0	(78.4)	(45.6)
Management fee & inter-company interest	11.8	(11.8)	—	—	—
Income tax benefit	7.4	—	—	—	7.4

Income (loss) from continuing operations	(13.3)	52.5	1.0	(78.4)	(38.2)
Income from discontinued operations, net of taxes	—	23.5	1.4	—	24.9

Net income (loss)	$(13.3)	$76.0	$2.4	$(78.4)	$(13.3)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the three months ended September 30, 2009
Statement of Operations
Revenues:
Gaming	$—	$214.5	$—	$—	$214.5
Food and beverage	—	15.2	—	—	15.2
Other	—	20.8	—	—	20.8

	—	250.5	—	—	250.5

Expenses:
Gaming	—	130.2	—	—	130.2
Food and beverage	—	14.5	—	—	14.5
General and administrative and other	11.7	61.6	(0.6)	—	72.7
Depreciation and amortization	1.4	22.7	0.3	—	24.4
Write-downs, reserves and recoveries	—	0.3	—	—	0.3

	13.1	229.3	(0.3)	—	242.1

Operating income (loss)	(13.1)	21.2	0.3	—	8.4
Equity earnings of subsidiaries	18.2	1.5	—	(19.7)	—
Interest (expense) and non-operating income, net	(22.4)	3.8	—	—	(18.6)
Loss on early extinguishment of debt	(8.8)	—	—	—	(8.8)

Income (loss) from continuing operations before inter-company activity and income taxes	(26.1)	26.5	0.3	(19.7)	(19.0)
Management fee & inter-company interest	4.7	(4.7)	—	—	—
Income tax expense	(0.5)	—	—	—	(0.5)

Income (loss) from continuing operations	(21.9)	21.8	0.3	(19.7)	(19.5)
Income (loss) from discontinued operations, net of taxes	—	(3.9)	1.5	—	(2.4)

Net income (loss)	$(21.9)	$17.9	$1.8	$(19.7)	$(21.9)

For the nine months ended September 30, 2009
Statement of Operations
Revenues:
Gaming	$—	$655.2	$—	$—	$655.2
Food and beverage	—	44.6	—	—	44.6
Other	0.1	56.2	—	—	56.3

	0.1	756.0	—	—	756.1

Expenses:
Gaming	—	386.2	—	—	386.2
Food and beverage	—	43.3	—	—	43.3
General and administrative and other	37.9	174.6	(1.9)	—	210.6
Depreciation and amortization	4.1	69.0	0.9	—	74.0
Write-downs, reserves and recoveries	—	1.1	—	—	1.1

	42.0	674.2	(1.0)	—	715.2

Operating income (loss)	(41.9)	81.8	1.0	—	40.9
Equity earnings of subsidiaries	77.8	2.2	—	(80.0)	—
Interest (expense) and non-operating income, net	(59.8)	8.7	—	—	(51.1)
Loss on early extinguishment of debt	(8.8)	—	—	—	(8.8)
Gain on sale of equity securities	6.0	—	6.9	—	12.9

Income (loss) from continuing operations before inter-company activity and income taxes	(26.7)	92.7	7.9	(80.0)	(6.1)
Management fee & inter-company interest	11.4	(11.4)	—	—	—
Income tax expense	(1.0)	—	—	—	(1.0)

Income (loss) from continuing operations	(16.3)	81.3	7.9	(80.0)	(7.1)
Income (loss) from discontinued operations, net of taxes	—	(11.3)	2.1	—	(9.2)

Net income (loss)	$(16.3)	$70.0	$10.0	$(80.0)	$(16.3)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
As of September 30, 2010
Balance Sheet
Current assets	$106.5	$87.7	$76.9	$—	$271.1
Property and equipment, net	13.6	1,458.8	0.5	—	1,472.9
Other non-current assets	60.6	52.7	—	—	113.3
Investment in subsidiaries	1,575.5	(0.6)	—	(1,574.9)	—
Assets of discontinued operations held for sale	—	62.1	(0.3)	—	61.8
Inter-company	1.2	—	—	(1.2)	—

	$1,757.4	$1,660.7	$77.1	$(1,576.1)	$1,919.1

Current liabilities	45.5	140.4	0.1	—	186.0
Notes payable, long term	1,175.6	0.7	—	—	1,176.3
Other non-current liabilities	22.1	14.0	—	—	36.1
Liabilities of discontinued operations held for sale	—	6.5	—	—	6.5
Inter-company	—	—	1.2	(1.2)	—
Equity	514.2	1,499.1	75.8	(1,574.9)	514.2

	$1,757.4	$1,660.7	$77.1	$(1,576.1)	$1,919.1

As of December 31, 2009
Balance Sheet
Current assets	$5.2	$86.9	$66.8	$—	$158.9
Property and equipment, net	16.9	1,472.6	10.5	—	1,500.0
Other non-current assets	50.6	39.1	(1.2)	—	88.5
Investment in subsidiaries	1,576.5	23.3	—	(1,599.8)	—
Assets of discontinued operations held for sale	—	67.8	28.6	—	96.4
Inter-company	—	—	1.2	(1.2)	—

	$1,649.2	$1,689.7	$105.9	$(1,601.0)	$1,843.8

Current liabilities	63.4	139.3	—	—	202.7
Notes payable, long term	1,062.5	0.8	—	—	1,063.3
Other non-current liabilities	28.9	17.7	—	—	46.6
Liabilities of discontinued operations held for sale	—	32.4	4.4	—	36.8
Inter-company	—	—	1.2	(1.2)	—
Equity	494.4	1,499.5	100.3	(1,599.8)	494.4

	$1,649.2	$1,689.7	$105.9	$(1,601.0)	$1,843.8

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the nine months ended September 30, 2010
Statement of Cash Flows
Cash provided by (used in) operating activities	$(6.8)	$135.9	$(40.0)	$—	$89.1

Cash provided by (used in) investing activities Capital expenditures and other	(0.6)	(143.2)	45.9	—	(97.9)

Cash provided by (used in) investing activities	(0.6)	(143.2)	45.9	—	(97.9)

Cash provided by financing activities Change in notes payable and other	108.6	—	—	—	108.6

Cash provided by financing activities	108.6	—	—	—	108.6

Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash and cash equivalents	101.2	(7.3)	5.5	—	99.4
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6

Cash and cash equivalents, end of period	$102.7	$49.4	$76.9	$—	$229.0

For the nine months ended September 30, 2009
Statement of Cash Flows
Cash provided by (used in) operating activities	$(60.2)	$150.9	$0.7	$—	$91.4

Cash provided by (used in) investing activities Capital expenditure and other	(2.5)	(143.0)	(0.7)	—	(146.2)
Proceeds from sale of equity securities	10.1	—	13.6	—	23.7
Other	(0.1)	0.3	—	—	0.2

Cash provided by (used in) investing activities	7.5	(142.7)	12.9	—	(122.3)

Cash provided by financing activities Change in notes payable	70.6	—	—	—	70.6

Cash provided by financing activities	70.6	—	—	—	70.6

Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)
Increase in cash and cash equivalents	17.9	8.2	13.1	—	39.2
Cash and cash equivalents, beginning of period	6.7	51.0	58.0	—	115.7

Cash and cash equivalents, end of period	$24.6	$59.2	$71.1	$—	$154.9

(a)	The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana—I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (River City), LLC, PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes.

(b)	PNK Development 11, LLC, which as of September 30, 2010 held approximately $66.3 million in cash and cash equivalents, is our only material non-guarantor of the 7.50% Notes, 8.625% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of September 30, 2010.

Note 9—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income (loss) from continuing operations for the three and nine months ended September 30, 2010 and 2009.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
L’Auberge du Lac	$87.1	$85.8	$257.1	$260.8
St. Louis (a)	92.3	55.6	249.5	162.9
Boomtown New Orleans	34.2	32.6	103.2	106.4
Belterra Casino Resort	40.6	41.7	115.8	125.4
Boomtown Bossier City	21.7	23.3	67.2	70.8
Boomtown Reno	11.9	11.5	31.1	29.7

Total Revenue	$287.8	$250.5	$823.9	$756.0

Adjusted EBITDA (b):
L’Auberge du Lac	$23.9	$19.2	$70.0	$64.2
St. Louis (a)	17.2	11.0	46.8	31.5
Boomtown New Orleans	10.6	7.8	31.7	32.0
Belterra Casino Resort	9.5	7.2	23.7	23.2
Boomtown Bossier City	5.0	5.0	16.3	15.9
Boomtown Reno	1.2	(0.1)	0.7	(1.4)

	67.4	50.1	189.2	165.4
Corporate expenses (c)	(7.2)	(9.0)	(25.4)	(27.1)

	60.2	41.1	163.8	138.3

Other benefits (costs):
Depreciation and amortization	(28.5)	(24.4)	(83.8)	(74.0)
Pre-opening and development costs	(1.2)	(5.9)	(12.2)	(12.8)
Non-cash share-based compensation	(1.3)	(2.0)	(4.8)	(9.5)
Impairment of indefinite-lived intangible assets	—	—	(11.5)	—
Impairment of land and construction costs	(4.7)	—	(23.1)	—
Write-downs, reserves and recoveries, net	(0.3)	(0.3)	4.0	(1.1)
Interest expense, net of capitalized interest	(27.9)	(18.7)	(76.3)	(51.2)
Gain on sale of equity securities	—	—	—	12.9
Loss on early extinguishment of debt	—	(8.8)	(1.9)	(8.8)
Other non-operating income	—	—	0.2	0.1
Income tax benefit (expense)	5.3	(0.5)	7.4	(1.0)

Income (loss) from continuing operations	$1.6	$(19.5)	$(38.2)	$(7.1)

	For the nine months ended
	September 30,
	2010	2009
	(in millions)
Capital expenditures:
L’Auberge du Lac	$9.1	$3.9
St. Louis (a)	71.9	8.2
Boomtown New Orleans	2.1	3.2
Belterra Casino Resort	6.5	5.0
Boomtown Bossier City	3.7	2.6
Boomtown Reno	0.3	1.6
Corporate and other, including properties under development (d)	29.9	121.7

	$123.5	$146.2

	September 30,	December 31,
	2010	2009
	(in millions)
Assets
L’Auberge du Lac	$314.5	$331.0
St. Louis (a)	817.6	806.7
Boomtown New Orleans	66.1	74.3
Belterra Casino Resort	186.9	193.6
Boomtown Bossier City	89.8	92.1
Boomtown Reno	41.6	41.9
Corporate and other, including current development projects and discontinued operations	402.6	304.2

	$1,919.1	$1,843.8

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, loss on sale of discontinued operations, and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods.

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the nine months ended
	September 30,
	2010	2009
	(in millions)
Sugarcane Bay	$14.3	$10.4
Baton Rouge	11.3	—

Note 10—Subsequent Events
In September 2010, we announced an expanded scope and budget for our Baton Rouge project. As a result of these revisions, on October 28, 2010, we amended our Credit Facility. We increased the capital expenditures limit for the Baton Rouge project from $235 million to $375 million. In addition, the definition of commencement of construction was amended, with respect to the Baton Rouge project, to provide the spending from and after January 1, 2010 of an amount greater than $100 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest). Prior to the amendment, the definition of commencement of construction for the Baton Rouge project provided the spending from and after January 1, 2010 of an amount greater than $25 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Current Report on Form 8-K filed on June 21, 2010, including Exhibit 99.1, which was filed to update the historical financial statements included in the Company’s Form 10-K to reflect its Casino Magic Argentina operations and Atlantic City operations and related assets as held for sale for the year ended December 31, 2009 and the results of those operations as discontinued operations for all periods presented.
EXECUTIVE OVERVIEW
Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven casinos: L’Auberge du Lac in Lake Charles, Louisiana; River City and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. Our River City Casino opened on March 4, 2010. In April 2010, we cancelled our Sugarcane Bay project in Lake Charles, Louisiana. On June 24, 2010, we closed our President Casino facility in St. Louis, Missouri, and on June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million.
In Louisiana, we have commenced foundation work on our Baton Rouge project, which is subject to various regulatory approvals. In addition, the hulls for the barge are currently under construction. In September 2010, we expanded the scope and budget of the Baton Rouge project from $250 million to $357 million (excluding land acquisition costs and capitalized interest).
We operate casino properties, all of which include gaming, dining, retail and other amenities, and some of which include hotel operations. Our operating results are highly dependent on the volume of customers at our properties, which in turn affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital intensive and we rely on the ability of our resorts to generate operating cash flow to pay interest, repay debt and fund maintenance capital expenditures.
Our mission is to increase stockholder value. We intend to accomplish this through our long-term strategy of providing our guests with their favorite games in attractive surroundings with high-quality guest service, maintaining and improving each of our existing properties, and building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital. Hence, we continually focus on customer service; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a new, high-quality gaming property in an attractive gaming market; and we may make strategic acquisitions, either alone or with third parties, when and if available, on terms we believe are reasonable.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2010 and 2009. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
L’Auberge du Lac	$87.1	$85.8	$257.1	$260.8
St. Louis (a)	92.3	55.6	249.5	162.9
Boomtown New Orleans	34.2	32.6	103.2	106.4
Belterra Casino Resort	40.6	41.7	115.8	125.4
Boomtown Bossier City	21.7	23.3	67.2	70.8
Boomtown Reno	11.9	11.5	31.1	29.7

Total Revenue	$287.8	$250.5	$823.9	$756.0

Operating income	$24.1	$8.4	$32.3	$40.9

Income (loss) from continuing operations	$1.6	$(19.5)	$(38.2)	$(7.1)

Adjusted EBITDA (loss): (b)
L’Auberge du Lac	$23.9	$19.2	$70.0	$64.2
St. Louis (a)	17.2	11.0	46.8	31.5
Boomtown New Orleans	10.6	7.8	31.7	32.0
Belterra Casino Resort	9.5	7.2	23.7	23.2
Boomtown Bossier City	5.0	5.0	16.3	15.9
Boomtown Reno	1.2	(0.1)	0.7	(1.4)

(a)	Our St. Louis segment consists of Lumière Place and River City.

(b)	We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, loss on sale of discontinued operations, and discontinued operations.

Segment comparison of the three and nine months ended September 30, 2010 and 2009
L’Auberge du Lac

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$75.7	$75.1	0.8%	$225.3	$228.8	(1.5)%
Total revenues	87.1	85.8	1.5%	257.1	260.8	(1.4)%
Operating income	18.0	11.9	51.3%	49.7	42.5	16.9%
Adjusted EBITDA	23.9	19.2	24.5%	70.0	64.2	9.0%
L’Auberge du Lac, our largest property, achieved meaningful increases to Adjusted EBITDA despite modest revenue growth for the three months, and revenue declines for the nine months, ended September 30, 2010 as compared to the prior-year period. This reflects the initial benefits of a heightened focus on operating efficiencies and effective marketing spend.
St. Louis

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$77.7	$44.4	75.0%	$210.7	$133.0	58.4%
Total revenues	92.3	55.6	66.0%	249.5	162.9	53.2%
Operating income (loss)	2.6	0.0	NM	(1.5)	0.6	NM
Adjusted EBITDA	17.2	11.0	56.4%	46.8	31.5	48.6%

NM — Not Meaningful
The St. Louis segment consists of River City and the Lumière Place complex, which includes Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière. Significant revenue and Adjusted EBITDA growth was due to the opening of River City on March 4, 2010, which generated positive Adjusted EBITDA for both the three and nine months ended September 30, 2010. Consistent with most property openings, River City experienced higher expenses than are expected in the long-term.
Boomtown New Orleans

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$32.7	$31.2	4.8%	$98.8	$101.7	(2.9)%
Total revenues	34.2	32.6	4.9%	103.2	106.4	(3.0)%
Operating income	8.8	6.1	44.3%	26.0	26.4	(1.5)%
Adjusted EBITDA	10.6	7.8	35.9%	31.7	32.0	(0.9)%
In the third quarter of 2009 and continuing into the fourth quarter of 2009, significantly heightened marketing levels affected Boomtown New Orleans and its competitors, resulting in elevated costs and Adjusted EBITDA margins below our historical average. Due to an improved marketing focus in the 2010 third quarter, Adjusted EBITDA increased significantly versus the prior-year period despite modest revenue growth. For the nine months ended September 30, 2010, results at Boomtown New Orleans reflect heightened competition in the area, principally from the Mississippi Gulf Coast, as well as general economic conditions.

Belterra Casino Resort

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$33.9	$35.2	(3.7)%	$98.8	$107.8	(8.3)%
Total revenues	40.6	41.7	(2.6)%	115.8	125.4	(7.7)%
Operating income	5.5	3.9	41.0%	11.8	13.1	(9.9)%
Adjusted EBITDA	9.5	7.2	31.9%	23.7	23.2	2.2%
Results during 2010 at Belterra reflect soft general economic conditions and increased competition in Belterra’s market area, as well as the negative impact of decreased customer traffic due to record snowfall during the first quarter of 2010. During mid-2008, two racetrack casinos opened in the Indianapolis metropolitan area, each of which operates approximately 2,000 slot machines. One of these racetrack casinos replaced its temporary casino with a significantly nicer permanent facility in March 2009, and another competitor replaced a smaller facility with a new, larger casino in Lawrenceburg, Indiana in June 2009. Despite a decline in revenues for the three and nine month periods ended September 30, 2010 as compared to the prior year period, Belterra was able to improve Adjusted EBIDTA as a percentage of revenues through operating efficiencies.
In November 2009, Ohio voters passed a constitutional amendment which allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. Casinos are expected to open in the first half of 2012, and will likely provide additional competition to Belterra.
Boomtown Bossier City

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2009 vs. 2008
	(in millions)			(in millions)
Gaming revenues	$20.3	$22.0	(7.7)%	$63.0	$66.7	(5.5)%
Total revenues	21.7	23.3	(6.9)%	67.2	70.8	(5.1)%
Operating income	3.4	3.4	—	11.4	11.0	3.6%
Adjusted EBITDA	5.0	5.0	—	16.3	15.9	2.5%
Boomtown Bossier City improved Adjusted EBITDA for the nine months ended September 30, 2010 despite the competitive Bossier City/Shreveport gaming market through a refinement of the property’s marketing efforts and certain cost-cutting measures. Boomtown Bossier City competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, competes with Native American gaming properties in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth.
Boomtown Reno

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Gaming revenues	$6.4	$6.6	(3.0)%	$17.0	$17.2	(1.2)%
Total revenues	11.9	11.5	3.5%	31.1	29.7	4.7%
Operating loss	0.6	(0.8)	NM	(1.2)	(4.5)	(73.3)%
Adjusted EBITDA (loss)	1.2	(0.1)	NM	0.7	(1.4)	NM

NM — Not Meaningful
Boomtown Reno increased its Adjusted EBITDA for the nine months ended September 30, 2010 despite flat revenues as a result of heightened focus on operational efficiencies. The Reno market continues to be adversely affected by significant competition from the northern California Native American gaming market, as well as soft economic conditions in both the Reno and northern California markets.

Other factors affecting income from continuing operations
The following is a description of the other costs and benefits for the three and nine months ended September 30, 2010 and 2009, respectively:

			Percentage			Percentage
	For the three months		Increase/	For the nine months		Increase/
	ended September 30,		(Decrease)	ended September 30,		(Decrease)
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses	$(7.2)	$(9.0)	(20.0)%	$(25.4)	$(27.1)	(6.3)%
Depreciation and amortization	(28.5)	(24.4)	16.8%	(83.8)	(74.0)	13.2%
Pre-opening and development costs	(1.2)	(5.9)	(79.7)%	(12.2)	(12.8)	(4.7)%
Non-cash share-based compensation	(1.3)	(2.0)	(35.0)%	(4.8)	(9.5)	(49.5)%
Impairment of indefinite-lived intangible assets	—	—	NM	(11.5)	—	NM
Impairment of land and construction costs	(4.7)	—	NM	(23.1)	—	NM
Write-downs, reserves and recoveries, net	(0.3)	(0.3)	—	4.0	(1.1)	NM
Other non-operating income	—	—	—	0.2	0.1	100%
Gain on sale of equity securities	—	—	—	—	12.9	NM
Loss on early extinguishment of debt	—	(8.8)	NM	(1.9)	(8.8)	(78.4)%
Interest expense, net of capitalized interest	(27.9)	(18.7)	49.2%	(76.3)	(51.2)	49.0%
Income tax benefit (expense)	5.3	(0.5)	NM	7.4	(1.0)	NM
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses decreased during the third quarter of 2010 compared to the same period in 2009 due to reduced headcount, the elimination of our aviation department upon the sale of our corporate jet earlier in 2010, and the consolidation of all corporate offices to one location.
Depreciation and amortization expense increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 due to the increase in fixed assets related to the opening of River City Casino on March 4, 2010.
Pre-opening and Development Costs for the three and nine months ended September 30, 2010 and 2009 consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
River City	0.3	2.1	9.7	4.9
Baton Rouge	0.3	2.8	0.7	5.5
Sugarcane Bay (a)	0.1	0.6	1.2	1.7
Other	0.5	0.4	0.6	0.7

Total pre-opening and development costs	$1.2	$5.9	$12.2	$12.8

(a)	Sugarcane Bay expenses during the three months ended September 30, 2010 are related to the project termination.

Non-cash Share-based Compensation Expense was $1.3 million and $4.8 million for the three and nine months ended September 30, 2010, respectively, and $2.0 million and $9.5 million for the three and nine months ended September 30, 2009, respectively. Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The expense has decreased due to the acceleration of and cancellation of options in connection with the resignation of our former Chief Executive Officer during the fourth quarter of 2009, as well as the acceleration of vesting of stock options held by our board members during the second quarter of 2009, resulting in no on-going expense for these options.
Impairment of Indefinite-lived Intangible Assets As the result of the cancellation of our planned Sugarcane Bay project in Lake Charles, Louisiana, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010, which amount comprises impairment of indefinite-lived intangible assets in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.
Impairment of Land and Construction Costs In April 2010, we cancelled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges of $18.6 million during the nine months ended September 30, 2010, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. We are still negotiating one additional contract and expect to incur additional contract termination costs, which amounts are not determinable as of September 30, 2010.
In September 2010, we expanded the scope and budget for our casino and hotel development currently under construction in Baton Rouge, Louisiana from $250 million to $357 million (excluding land acquisition costs and capitalized interest). As a result of the increased scope and budget of the Baton Rouge project, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million in the third quarter of 2010.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Impairment of assets	$—	$0.1	$0.5	$0.5
Loss on disposal of assets	0.4	0.2	2.0	0.6
Legal settlement recoveries	—	—	(6.5)	—

Write-downs, reserves and recoveries, net	$0.4	$0.3	$(4.0)	$1.1

Impairment of assets: In July 2006, we sold land to Cabela’s Retail, Inc. for the construction of a branded sporting goods store. Cabela’s Retail, Inc. financed its retail store construction and certain road access improvements (which also benefited our Boomtown Reno property) through the issuance of sales tax increment bonds through local or state governmental authorities. In April 2010, we purchased $5.3 million face amount of these bonds from Cabela’s Retail, Inc. for $5.0 million. During the second quarter of 2010, we recorded an impairment of $0.2 million related to these bonds.
We impaired the fair value of leasehold improvements related to vacated office space by $0.3 million during the second quarter of 2010.
Loss on disposal of assets: During the third quarter of 2010, we sold various slot equipment at our properties for a net loss of $0.4 million. During the second quarter of 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss of $1.6 million.
Legal settlement recoveries: In March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Interest expense was as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Interest expense before capitalization of interest	$28.0	$22.5	$79.9	$60.0
Less: capitalized interest	(0.1)	(3.8)	(3.6)	(8.8)

Total interest expense, net of capitalized interest	$27.9	$18.7	$76.3	$51.2

The increase in interest expense before capitalized interest for the nine months ended September 30, 2010 from the same 2009 period was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest.
Loss on early extinguishment of debt: During the nine months ended September 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility and the early retirement of our 8.25% Notes.
Income Tax Benefit (Expense) During the three months ended September 30, 2010, the Internal Revenue Service (“IRS”) concluded its examination of our income tax returns for the years ended December 31, 2006, 2007 and 2008 with no adjustment. In addition, the statute of limitations for making an assessment expired for certain prior-year state income tax returns. As a result, we reevaluated our unrecognized tax benefits (“UTBs”) and recognized $15.7 million of previous UTBs in the current period. Most of these UTBs had no effect on our effective tax rate as they were temporary differences only. In addition, we also reversed accruals of $3.4 million related to federal and state interest and penalties on the UTBs, which affected our effective tax rate for the three and nine months ended September 30, 2010.
Discontinued Operations Discontinued operations as of September 30, 2010 consist of our former Casino Magic Argentina operations, the Atlantic City operations, the former President Casino operations, former Casino Magic Biloxi operations and former operations at The Casino at Emerald Bay in The Bahamas.
Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. We had previously reflected the business as a discontinued operation and the related assets and liabilities as held for sale. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes, in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City entities as discontinued operations and the related assets and liabilities as held for sale.
President Casino: We closed the President Casino on June 24, 2010, and have reflected the entity in discontinued operations and the remaining assets and liabilities as held for sale. In October 2010, The Admiral Riverboat, on which the President Casino formerly operated, was sold.
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

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. We are actively marketing one remaining asset associated with our former Bahamian operation; however, events and circumstances beyond our control have extended the period to complete the sale of this asset beyond a year. During the third quarter of 2010, we determined that a triggering event had occurred due to deteriorating local market conditions in The Bahamas. We reviewed the carrying value of our one remaining asset for recoverability, and recorded an impairment charge of $0.8 million during the third quarter of 2010. The operation continues to be classified as a discontinued operation and the related assets as discontinued operations held for sale.
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Revenues	$0.6	$14.8	$29.1	$44.5

Operating loss	(2.0)	(2.2)	(11.7)	(5.9)
Non-operating income (loss)	—	—	41.5	(0.2)

Income (loss) before income taxes	(2.0)	(2.2)	29.8	(6.1)
Income tax expense	(0.3)	(0.2)	(4.9)	(3.1)

Income (loss) from discontinued operations	$(2.3)	$(2.4)	$24.9	$(9.2)

Net income for entities and operations included in discontinued operations are broken out as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Casino Magic Argentina	$—	$1.7	$3.4	$5.1
Atlantic City	(1.7)	(2.4)	(8.6)	(7.4)
President Casino	(0.7)	(1.4)	(6.1)	(3.4)
The Casino at Emerald Bay in The Bahamas	(0.8)	(0.0)	(0.8)	(0.1)
Casino Magic Biloxi	1.2	(0.1)	41.9	(0.3)
Income taxes	(0.3)	(0.2)	(4.9)	(3.1)

Income (loss) from discontinued operations	$(2.3)	$(2.4)	$24.9	$(9.2)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30,	December 31,
	2010	2009
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$38.0	$57.4
Other assets, net	23.8	39.0

	$61.8	$96.4

Liabilities:
Accounts payable and other accrued liabilities	$6.2	$17.4
Long term liabilities	0.3	19.3

	6.5	36.7

Net Assets	$55.3	$59.7

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2010, we held $228.4 million of cash and cash equivalents. We estimate that approximately $70 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. On February 5, 2010, we entered into a $375 million amended and restated credit facility, which facility matures in March 2014 (the “Credit Facility”). As of September 30, 2010, we had no borrowings under the Credit Facility and had $9.6 million committed under various letters of credit. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs. On May 6, 2010, the Company closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020.
We generally produce significant cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Credit Facility and bond indentures.

	For the nine months ended		Percentage
	September 30,		Increase/(Decrease)
	2010	2009	2010 vs. 2009
	(in millions)
Net cash provided by operating activities	$89.1	$91.4	(2.5)%
Net cash used in investing activities	$(97.9)	$(122.3)	(20.0)%
Net cash provided by financing activities	$108.6	$70.6	53.8%
Operating Cash Flow
Our cash provided by operating activities in the nine months ended September 30, 2010 as compared to the prior-year period decreased slightly. This slight decrease resulted from improved operating margins and insurance claim proceeds received during 2010 related to property damages caused by Hurricane Katrina, the positive impacts of which were more than offset by significant reductions in certain liabilities.
Investing Cash Flow
Investing cash flows include capital expenditures offset by the sale of property and equipment. During the nine months ended September 30, 2010, capital expenditures were offset by $14.4 million in proceeds from the sale of our corporate jet, two seaplanes, and gaming equipment. In addition, we received cash proceeds of $35.5 million due to the sale of our Argentina operations. Also, we deposited $25 million into an escrow account pursuant to an agreement with the State of Louisiana and the Louisiana Gaming Control Board with respect to the establishment, maintenance and operation of our Baton Rouge project, which will be returned in accordance with the terms of the escrow account. The following is a summary of our capital expenditures for the nine months ended September 30, 2010 and 2009:

	For the nine months ended
	September 30,
	2010	2009
	(in millions)
River City	$69.6	$108.0
Sugarcane Bay	14.3	10.4
Baton Rouge	11.3	—
Belterra Casino Resort	6.5	5.0
L’Auberge du Lac	9.1	3.9
Boomtown New Orleans	2.1	3.2
Lumière Place Casino	2.3	8.2
Boomtown Reno	0.3	1.6
Atlantic City	0.1	1.0
Boomtown Bossier City	3.7	2.6
Other	4.2	2.3

Total capital expenditures	$123.5	$146.2

In April 2010, we cancelled our planned Sugarcane Bay project and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges primarily related to construction costs and the gaming license of approximately $30.1 million during the nine months ended September 30, 2010. We are still negotiating one additional contract and expect to incur additional contract termination costs, which amounts are not determinable as of September 30, 2010.
In September 2010, we expanded the scope and budget of our Baton Rouge project from $250 million to $357 million (exclusive of land costs and capitalized interest). Of this amount, $343 million remains to be spent of the overall Baton Rouge project budget as of September 30, 2010. In connection with the expanded scope and budget of our Baton Rouge project, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million in the third quarter of 2010.
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
Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our Baton Rouge project may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.
In addition to the effect that the global financial crisis has already had on us, we may face significant challenges if conditions in the economy and financial markets worsen. The credit crisis has adversely affected overall consumer demand, which has had a negative effect on our revenues. Furthermore, the effects of the recent disruption to the overall economy could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend when compared to similar statistics in better economic times. All of these effects could have a material adverse effect on our liquidity.
For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and within our Current Report on Form 8-K filed on June 21, 2010.
Financing Cash Flow
Credit Facility
On February 5, 2010, we amended and restated our Credit Facility, which reduced our revolving credit facility from $531 million to $375 million. As of September 30, 2010, we had no outstanding borrowings and had $9.6 million committed under various letters of credit under our Credit Facility. The Credit Facility matures on March 31, 2014.
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
The interest rate margins for revolving credit loans under the Credit Facility depend on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA, as defined in the Credit Facility. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 3.00% to 4.75% or at a base rate plus a margin ranging from 1.50% to 3.25%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for un-borrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.
The Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. The Credit Facility also has certain covenants regarding construction projects, including, among other requirements for the Baton Rouge project, a requirement that an “in-balance” test be satisfied prior to the spending of $25 million after January 1, 2010. In October 2010, we amended our Credit Facility, as discussed below, to increase this $25 million limit to $100 million.
On October 28, 2010, we amended the Credit Facility in connection with the expanded scope and budget of our Baton Rouge project. The amendment to the Credit Facility increased the capital expenditures limit for the Baton Rouge project from $235 million to $375 million. In addition, the definition of commencement of construction was amended, with respect to the Baton Rouge project, to provide the spending from and after January 1, 2010 of an amount greater than $100 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest). Prior to this amendment, the definition of commencement of construction for the Baton Rouge project provided the spending from and after January 1, 2010 of an amount greater than $25 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).
In addition, there is a provision in the Credit Facility that we cannot spend more than $25 million on the Baton Rouge project after January 1, 2010 unless we have received at least $40 million in the aggregate from various non-debt capital sources. The Company has the funds to meet this requirement.
The obligations under the Credit Facility are secured by most of our assets and our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. The subsidiaries that own our Atlantic City site, a subsidiary that holds approximately $10.5 million in cash and cash equivalents, and a subsidiary that holds approximately $66 million in cash and cash equivalents are currently unrestricted subsidiaries for purposes of the Credit Facility.
Senior and Senior Subordinated Indebtedness
As of September 30, 2010, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

On May 6, 2010, we closed the offering of the 8.75% Notes. The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $341.5 million. Using the net proceeds, we redeemed all of our then-existing 8.25% senior subordinated notes due 2012 at par, of which $200 million in aggregate principal amount was outstanding, and repaid $80 million in then-outstanding revolving credit borrowings under the Credit Facility. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.
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
Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the Indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Adjusted EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in our indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio under all three currently existing indentures was below 2.0 to 1.0 as of September 30, 2010.
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
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the three months ended September 30, 2010, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
On October 28, 2010, we entered into a Second Amendment to the Third Amended and Restated Credit Agreement with Barclays Bank PLC, as the administrative agent and the lenders party thereto (the “Second Amendment”), which amends our Third Amended and Restated Credit Agreement dated as of February 5, 2010, as previously amended (the “Credit Facility”). The purpose of the Second Amendment was to modify our Credit Facility in connection with the expanded scope and budget of our Baton Rouge project from $250 million to $357 million (exclusive of land acquisition costs and capitalized interest). Specifically, the Second Amendment increased the capital expenditures limit for the Company’s Baton Rouge project from $235 million to $375 million. In addition, pursuant to the Second Amendment, the definition of commencement of construction was amended, with respect to the Company’s Baton Rouge project, to provide the spending from and after January 1, 2010 of an amount greater than $100 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest). Prior to the Second Amendment, the definition of commencement of construction for the Company’s Baton Rouge project provided the spending from and after January 1, 2010 of an amount greater than $25 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There were no newly identified significant changes in the third quarter of 2010, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Current Report on Form 8-K filed on June 21, 2010.
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K and Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy and sufficiency of resources to fund our development projects, liquidity, the state of the credit markets, the state of the economy, anticipated completion and opening schedules of the Company’s Baton Rouge project, anticipated results for the Baton Rouge project and continued results of the Company’s River City casino, expansion plans, construction schedules, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry, our pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2010, we had $9.6 million committed under various letters of credit. As of September 30, 2010, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would not increase or decrease, assuming constant debt levels. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 4.0% as of September 30, 2010.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2010. At September 30, 2010, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(in thousands)
7.50% Notes	—	—	—	—	—	$385,000	$385,000	$371,525
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$477,000
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	—	—	—	—	—	$350,000	$350,000	$341,250
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$23	$95	$102	$110	$118	$325	$773	$773
Avg. Interest Rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
During the three months ended September 30, 2010, there were no material developments with respect to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, under the heading “Legal Proceedings” and to which reference should be made.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2		Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 2, 2010. (SEC File No. 001-13641).

10.1	†	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.2	†	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.3		Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2010. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	**	The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009.

(ii) unaudited Condensed Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2010 and 2009.

(iii) unaudited Condensed Consolidated Statements of Cash Flows —Nine Months Ended September 30, 2010 and 2009.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — September 30, 2010.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Entertainment, Inc. (Registrant)
Date: November 5, 2010	By:	/s/ Stephen H. Capp
Stephen H. Capp
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1		Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2		Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 2, 2010. (SEC File No. 001-13641).

10.1	†	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.2	†	First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.3		Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2010. (SEC File No. 001-13641).

11	*	Statement re: Computation of Earnings Per Share.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101	**	The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009.

(ii) unaudited Condensed Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2010 and 2009.

(iii) unaudited Condensed Consolidated Statements of Cash Flows —Nine Months Ended September 30, 2010 and 2009.

(iv) Notes to unaudited Condensed Consolidated Financial Statements — September 30, 2010.

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement.