Form 10-K
period 2010-12-31
PINNACLE ENTERTAINMENT INC.
filed 2011-03-01
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13641
PINNACLE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3667491 (I.R.S. Employer Identification No.)
8918 Spanish Ridge Avenue
Las Vegas, Nevada 89148
(Address of principal executive offices) (Zip Code)
(702) 541-7777
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 was $551 million based on a closing price of $9.46 per share of common stock as reported on the New York Stock Exchange.
The number of outstanding shares of the registrant's common stock as of the close of business on February 24, 2011 was 61,893,179.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive 2011 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

PART III

Item 10. Directors, Executive Officers and Corporate Governance	85

Item 11. Executive Compensation	85

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85

Item 13. Certain Relationships and Related Transactions, and Director Independence	85

Item 14. Principal Accountant Fees and Services	85

PART IV

Item 15. Exhibits and Financial Statement Schedules	86

Signatures

Exhibit 4.21
Exhibit 4.22
Exhibit 4.23
Exhibit 4.27
Exhibit 4.28
Exhibit 4.29
Exhibit 4.33
Exhibit 4.34
Exhibit 4.35
Exhibit 10.61
Exhibit 10.62
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I
Item 1.Business
Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven casinos: L'Auberge du Lac in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. In addition, we have another casino project under construction in Baton Rouge, Louisiana and we purchased River Downs racetrack in Cincinnati, Ohio in early 2011. References to “Pinnacle,” “the Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where the context otherwise indicates.
Our mission is to increase stockholder value. We intend to accomplish this through our long-term strategy of providing our guests with their favorite games in attractive surroundings with high-quality guest service, maintaining and improving each of our existing properties; and building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital. Hence, we continually focus on customer service; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a new, high-quality gaming property in Baton Rouge, Louisiana; and we may make strategic acquisitions, such as River Downs racetrack, either alone or with third parties, when and if available, on terms we believe are reasonable.
Highlights of 2010 and early 2011 include the following:

•	Entered into a $375 million amended and restated credit agreement in February 2010, which matures in March 2014;

•	Received additional insurance proceeds of approximately $23 million in a final settlement with an insurer in February 2010 related to the loss caused by Hurricane Katrina;

•
Opened River City Casino in St. Louis, Missouri to the public on March 4, 2010, featuring a single-level, 90,000 square-foot casino with more than 2,100 slot machines, 55 table games, and parking for more than 3,000 vehicles;

•	Named Anthony M. Sanfilippo as President and Chief Executive Officer and appointed him to our Board of Directors in March 2010;

•	Canceled our planned Sugarcane Bay casino development in Lake Charles, Louisiana in April 2010;

•
Completed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 in May 2010, used the proceeds to redeem our existing 8.25% senior subordinated notes due 2012 and to repay our outstanding revolving credit borrowings under our credit facility;

•	Completed the sale of our Argentina operations for approximately $40 million in cash in June 2010;

•	Closed our President Casino in St. Louis, Missouri in June 2010. Our focus in the St. Louis market is on furthering operational excellence at both Lumière Place and River City;

•
Expanded the scope and budget in September 2010 for our casino and hotel development currently under construction in Baton Rouge, Louisiana from $250 million to $357 million (excluding land acquisition costs and capitalized interest); and

•	Completed in January 2011 the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio for approximately $45.0 million.

Operating Properties
Our largest property is L’Auberge du Lac in Lake Charles, Louisiana, which opened in May 2005 and offers the closest full-scale casino-hotel facilities to Houston, Texas (the sixth-largest metropolitan statistical area in the United States), as well as the Austin, Texas and San Antonio, Texas metropolitan areas. Our property is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge du Lac offers 1,615 slot machines, 63 table games and 995 guestrooms and suites. The facility also offers several restaurants, approximately 26,000 square feet of meeting space, retail shops, a championship golf course designed by Tom Fazio, a full-service spa and other amenities. Unlike most other riverboat casinos, all of the public areas at L’Auberge du Lac (except the parking garage), and in particular the casino, are situated entirely on one level. The casino is surrounded on three sides by the hotel tower and other guest amenities. The hotel at L’Auberge du Lac is the largest in Louisiana outside of New Orleans.
L’Auberge du Lac competes with other full-service regional and destination resort casinos, including those in New Orleans, Louisiana, Biloxi, Mississippi, and Las Vegas, Nevada. It also competes with another casino-hotel in Lake Charles; a land-based Native American casino, which is approximately 43 miles east of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana. In February 2011, the Louisiana Gaming Control Board granted a conditional license for a new gaming facility in Lake Charles, which is to be adjacent to L'Auberge du Lac and if completed will compete directly with L'Auberge du Lac. In addition, a competitor in Louisiana recently announced an expansion which would increase its number of rooms by 401 to a total of over 950 rooms.
Lumière Place, which fully opened in early 2008, is located in downtown St. Louis, Missouri. The Lumière Place complex includes the Lumière Place Casino with 2,043 slot machines and 68 table games, the 200-guestroom luxury Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière, seven restaurants, banquet facilities, retail shops and more than 22,000 square feet of convention/meeting space, including a 7,300-square-foot ballroom. We own all of the facilities at Lumière Place and have a long-term agreement with Four Seasons Hotels Limited to manage our Four Seasons Hotel St. Louis. Lumière Place is located across from the Edward Jones Dome and America's Center convention center and just north of the Gateway Arch. A pedestrian tunnel connects Lumière Place to the America's Center convention center, the Edward Jones Dome and the city's central business district.
The Lumière Place Casino competes with four other casinos in the St. Louis metropolitan area (two of which are in Illinois), in addition to our River City Casino.
On March 4, 2010, we opened River City Casino in the south St. Louis community of Lemay. Our new facility is a single-level complex, 90,000 square-foot casino with 2,104 slot machines, 55 table games, including poker, and parking for more than 3,000 vehicles. The facility also features several restaurants, bars and retail shopping. River City is located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres.
Our Boomtown New Orleans property, which opened in 1994, is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. It features a dockside riverboat casino with 1,491 slot machines and 39 table games, three restaurants, a delicatessen, a 350-seat nightclub, 4,600 square feet of meeting space, an arcade and approximately 1,700 parking spaces. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, one other riverboat casino, a racetrack with slot machines and numerous truck stop casinos, as well as casinos in the Gulf Coast region.
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
Belterra attracts customers by offering amenities that are generally superior to those at competing regional properties, several of which are closer to the population centers than Belterra. Belterra features a dockside riverboat casino with 1,495 slot machines and 55 table games and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,553-seat entertainment showroom, retail shops, a swimming pool, a championship golf course designed by Tom Fazio and a full-service spa. The resort provides approximately 2,000 parking spaces, most of which are in a multi-level parking structure.
Belterra currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra; and two racetrack casinos in the Indianapolis, Indiana metropolitan area, each with approximately 2,000 slot machines.

Our Boomtown Bossier City property in Bossier City, Louisiana, features a hotel adjoining a dockside riverboat casino. The property opened in October 1996 and is located on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes 1,062 slot machines and 32 table games, 187 guestrooms, four restaurants and approximately 1,860 parking spaces.
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
The property offers 615 slot machines and 13 table games, 318 guestrooms, two restaurants, a 30,000-square-foot amusement center and approximately 1,300 parking spaces. In addition to the main casino-hotel, the property has a gas station, a mini-mart and a 197-space recreational vehicle park.
Boomtown Reno has approximately 890 acres of land, approximately 60 of which are utilized by the casino, hotel and other amenities and another 490 acres, most of which is developable. The remaining 340 acres are remote and difficult to develop.
Historically, Reno has been a drive-in gaming market that attracted visitors from northern California. Our facility also caters to travelers along Interstate 80 and local customers. Over the past 10 years, new and expanded Native American casino facilities have opened in California, which compete for business with Reno gaming properties. In addition, northern California has been adversely impacted by the economic downturn. Consequently, the overall performance of the casino-hotel business in Reno, as well as Boomtown Reno in particular, has been adversely affected.
On June 30, 2010, we completed the sale of our Casino Magic Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes.
We closed our President Casino on June 24, 2010, and have reflected the operations in discontinued operations and the remaining assets and liabilities as held for sale. In October 2010, we sold The Admiral Riverboat, on which the President Casino formerly operated.
Financial information about segments and geographic areas is incorporated by reference from Note 12 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

New Properties Under Construction and/or Development

We are developing a casino-hotel in Baton Rouge, Louisiana. In September 2010, we expanded the scope and budget of the original $250 million project to $357 million (excluding land acquisition costs and capitalized interest). The new facility will feature a single-level gaming floor; 1,500 slot machines; 51 table games, including a poker room; a hotel with 206 guestrooms and a rooftop pool; three dining outlets; 2,400 total parking spaces, including a parking garage; and a multi-purpose event center. The project will be located on a portion of the 575 acres of land that we own approximately eight miles southeast of downtown Baton Rouge, Louisiana. The project is subject to certain conditions and various other approvals. Baton Rouge is currently believed to rival New Orleans as the largest city in Louisiana and has experienced significant growth in recent years, both before and particularly after the effects of the 2005 Hurricane Katrina on the nearby New Orleans region. Because of low Mississippi River water levels, we are currently unable to move the casino vessel hulls to our construction site. As a result, management currently expects the opening of our Baton Rouge project to be delayed beyond December 2011 until the first quarter of 2012. However, the ultimate opening date is dependent upon the Mississippi River water level.
In January 2011, we completed the purchase of River Downs Racetrack, located in southeast Cincinnati, Ohio for $45 million. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility. River Downs features a Grandstand with open-air seating, the Pavilion which includes seating for 50 to 300 guests, as well as a private bar and grill, and the Turf Terrace in the upper Clubhouse with tableside monitors, a bar, buffet options and formal seating. If video lottery terminals (VLTs) at Ohio's racetracks become operational, we plan to move quickly to invest in and revitalize River Downs to develop a new gaming, racing and entertainment destination facility for the Cincinnati market.

Other Assets
We own approximately 19 contiguous acres at the heart of Atlantic City, New Jersey, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park. In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.
In August 2006, we purchased approximately one and one-half acres of gaming-zoned land in Central City, Colorado, which is approximately 40 miles from Denver, Colorado. We have an option to purchase an additional six acres of adjoining, non-gaming zoned land. We believe our Central City land is the most conveniently located gaming-zoned site for Denver customers.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky, Oklahoma or California and the development or expansion of Native American gaming in or near the states in which we operate, and the potential legalization of Internet gaming, could create additional competition for us and could adversely affect our operations or proposed development projects.

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
Our businesses are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.
Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our River City project site, for example, was previously used for heavy industrial purposes, necessitating remediation of the site by us as part of the overall project. Our Central City site was once used to dump tailings from gold-mining operations and is believed to have subterranean mining tunnels. In Reno, we have remediated the site where our former truck stop was located. Our project budgets typically include amounts expected to cover the remediation work required.

Employees
The following is a summary of our work force by segment at January 31, 2011, some of which are part-time employees. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment.

Approximate
Number of
Property	Employees
L’Auberge du Lac	2,050
St. Louis	2,304
Boomtown New Orleans	745
Belterra Casino Resort	1,123
Boomtown Bossier City	667
Boomtown Reno	379
Corporate and other (a)	265
Total	7,533

(a)	Corporate and other includes certain development project employees.

Executive Officers of the Registrant
The persons serving as our executive officers as of March 1, 2011, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	President, Chief Executive Officer and Director
Stephen H. Capp	Executive Vice President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Carlos A. Ruisanchez	Executive Vice President of Strategic Planning and Development
Clifford D. Kortman	Executive Vice President of Construction and Development
Virginia E. Shanks	Executive Vice President and Chief Marketing Officer

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of March 1, 2011:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	President and Chief Executive Officer of Pinnacle Entertainment, Inc.
Stephen C. Comer	Retired Accounting Firm Managing Partner
John V. Giovenco	Retired Gaming Executive
Richard J. Goeglein	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Owner, Evening Star Holdings, LLC (Business Consulting Firm), and Former Gaming Executive
Ellis Landau	Retired Gaming Executive
Bruce A. Leslie	Partner, Armstrong Teasdale LLP (law firm)
James L. Martineau	Business Advisor and Private Investor
Michael Ornest	Private Investor
Lynn P. Reitnouer	Partner, Crowell, Weedon & Co. (Stock Brokerage Firm)

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

Our business is particularly sensitive to reductions in consumers' discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict.

Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, continued high unemployment levels, the current housing and credit crises, the potential for bank failures, higher fuel or other transportation costs, and changes in consumer confidence, may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations. A deterioration in operating results could affect our ability to comply with financial covenant ratios, other covenants and requirements in our amended and restated credit facility discussed in another risk factor below.

The global financial crisis and recession has affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict.

The continued credit crisis, recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We do not know the duration or severity of the current recession. If a significant percentage of our lenders under our amended and restated credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended and restated credit facility. Two of our lenders under our previous credit facility filed for bankruptcy, and one such lender was unable to fund its pro-rata share of amounts drawn under the revolving credit commitment post bankruptcy filing.

The significant distress recently experienced by financial institutions has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The recent credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it had traditionally been. Volatility in the capital markets is perceived to be high. The need to access the capital markets could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

Currently, we are in the process of constructing our casino hotel project in Baton Rouge, Louisiana, which is currently expected to open in the first quarter of 2012. The budget for the project is $357 million (exclusive of land costs and capitalized interest). Additional amounts are also needed to fund the initial operations of the facility once it opens. As of December 31, 2010, we have spent approximately $38.0 million and we expect to fund the remaining $319 million of the overall project budget, as well as the funding of initial operations, with cash on-hand, cash flow from existing operations, and our $375 million credit facility. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to continue with our current development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we might have difficulty obtaining additional financing; and we may experience adverse effects of interest-rate fluctuations.

As of December 31, 2010, we had indebtedness of approximately $1.2 billion. Our amended and restated credit facility consists of a $375 million revolving credit facility, which is currently undrawn as of December 31, 2010. Letters of credit of $9.3 million were outstanding as of December 31, 2010 under our amended and restated credit facility.

While we believe that we have sufficient cash and cash-generating resources to meet our debt service obligations during the next 12 months, it is uncertain in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

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

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources; and

•	subjecting us to financial and other restrictive covenants in our indebtedness, the non-compliance with which could result in an event of default.

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

Our borrowings under our revolving amended and restated credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. We currently have no such interest rate hedges. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same. This may only be partially offset by earning higher rates of interest on surplus cash balances, if any.

Our indebtedness imposes restrictive covenants on us.

Our amended and restated credit facility and the indentures governing our 8.75% senior subordinated notes due 2020, 8.625% senior notes due 2017 and 7.50% senior subordinated notes due 2015 impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries' ability to:

•	incur additional debt;

•	make payments on subordinated obligations;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	grant liens on our property to secure debt;

•	enter into certain transactions with affiliates;

•	sell assets or enter into mergers or consolidations;

•	sell equity interests in our subsidiaries;

•	create dividend and other payment restrictions affecting our subsidiaries;

•	change the nature of our lines of business;

•	make capital expenditures;

•	designate restricted and unrestricted subsidiaries; and

•	amend or modify our subordinated indebtedness without obtaining consents from the holders of our senior indebtedness.

Our amended and restated credit facility imposes various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, comply with laws and maintain properties and other covenants customary in senior credit financings of this type. In addition, our amended and restated credit facility requires that we comply with various restrictive maintenance financial covenants, including an interest coverage ratio, a debt to annualized Adjusted EBITDA (as defined) ratio, and capital spending limits.

Furthermore, the covenants in our amended and restated credit facility include a requirement that an "in-balance" test be satisfied for each development project involving a commitment of funds equal to or exceeding $75 million. In general, the "in-balance" test requires that, as of the date of determination prior to commencement of construction, as such term is defined in our amended and restated credit facility, the estimated sources of funds for the project exceed the estimated project uses of funds for such project and for all other projects for which construction has commenced for the period from such date of determination through the date six full months after the scheduled opening date of such project. We cannot assure you that we will be able to meet the "in-balance" test for each of our projects on the applicable determination date.

Our ability to comply with the covenants contained in the instruments governing our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness, including our amended and restated credit facility and the indentures governing the senior notes and senior subordinated notes, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition and our ability to comply with the conditions of the Louisiana Gaming Control Board in connection with our Baton Rouge project discussed in another risk factor below.

If there were an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those debt instruments.

Servicing our indebtedness will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized, or that future borrowings will be available to us under our amended and restated credit facility in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In addition, as we undertake substantial new developments or facility renovations or if we consummate significant acquisitions in the future, our cash requirements and our debt service requirements may increase significantly.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our amended and restated credit facility, our existing senior and senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our future operating performance and our ability to service, extend or refinance our existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities; our new properties may compete with our existing properties.

We cannot assure you that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital, even as the shortfall increases the need to raise capital. We are currently developing a new facility in Baton Rouge, Louisiana.

As our new properties open, they may compete with our existing properties. For example, our River City Casino in St. Louis County, Missouri, which opened on March 4, 2010, is located approximately 12 miles from our Lumière Place facility in St. Louis, Missouri and may divert business away from such location.

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in the federal, state or local tax or regulations, including state gaming regulations or taxes, could impose additional restrictions or increase our operating costs;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure;

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our profitability;

•	our reliance on slot play revenues and the concentration of relatively few slot play vendors could impose additional costs on us;

•
as our properties age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;

•
aggressive marketing and promotional campaigns by our competitors for an extended period of time could force us to increase our expenditures for marketing and promotional campaigns in order to maintain our existing customer base and attract new customers;

•	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services; and

•	availability and cost associated with insurance.

If our operating expenses increase without any off-setting increase in our revenues, our profitability is likely to suffer.

We are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets.

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	disputes with contractors;

•	disruption of our operations caused by diversion of management's attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis; and

•
requirements or government-established "goals" concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost.

Increases in the cost of raw materials for construction, driven by worldwide demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects. Escalating construction costs may cause us to modify the design and scope of projects from those initially contemplated or cause the budgets for those projects to be increased. We generally carry insurance to cover certain liabilities related to construction, but not all risks are covered, and it is uncertain whether such insurance will provide sufficient payment in a timely fashion even for those risks that are insured and material to us.

It is uncertain whether any of our projects will be completed on time or within established budgets. For example, the Company is continuing its construction on the Baton Rouge project. Because of low Mississippi River water levels, we are currently unable to move the casino vessel hulls to our construction site. As a result, management currently expects the opening of our Baton Rouge project to be delayed beyond December 2011 until the first quarter of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels. Significant delays or cost overruns related to our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. There are also certain tax incentives for project construction in hurricane-damaged areas and for economic-oriented reasons that require completion of new facilities by certain dates. There is no certainty that such dates will be met. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion, notwithstanding the existence of any guaranteed maximum price construction contracts.

Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left the company.

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

The gaming industry is very competitive and increased competition, including by Native American gaming facilities and internet gaming, could adversely affect our profitability.

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

Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers to our existing casinos would be significantly affected by the legalization or expansion of gaming in Texas, Ohio, Illinois, Kentucky, Oklahoma, and California and the development or expansion of Native American casinos in our markets. The value of our site in Atlantic City has adversely been affected and may be further affected by the legislation or expansion of casino gaming in Delaware, Maryland, Pennsylvania, West Virginia, New York, northern New Jersey or Connecticut. In 2008 and 2009, we recorded impairments to the value of our land in Atlantic City totaling approximately $357 million.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions, and federal law favors the expansion of Native American gaming. In 2007, Indiana approved casinos with 2,000 slot machines at each of two racetracks in the Indianapolis area, both of which opened in 2008. In 2008, New York approved a significant reduction in its gaming tax rate as a specific inducement for a large casino hotel in the Catskills region. In 2008, Maryland voters approved a state constitutional amendment allowing 15,000 slot machines total in five locations. In 2009, legislation to approve up to 12 resort casinos, slot machines at racetracks and Native American gaming in Texas was rejected during the state's 2009 legislative session. In January 2010, Delaware passed legislation that allows table games at three racetracks in the state, which are currently operational. Also, in January 2010, Pennsylvania passed legislation which allows slots-only casinos in Pennsylvania to feature table games, which are now operational. We expect similar proposals to legalize or expand gaming will be made in the future in various states, and it is uncertain whether such proposals will be successful. Further, because the global economic recession has reduced the revenues of state governments from traditional tax sources, voters and state legislatures may be more sympathetic to proposals authorizing or expanding gaming in those jurisdictions.

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

On April 13, 2010, we canceled our Sugarcane Bay casino development in Lake Charles, Louisiana and, on April 14, 2010,

we surrendered the related gaming license to the Louisiana Gaming Control Board. The number of licenses in Louisiana are capped. In February 2011, the Louisiana Gaming Control Board granted a conditional license for a new gaming facility in Lake Charles, which is adjacent to our L'Auberge du Lac casino. A new casino in Lake Charles would compete directly with L'Auberge du Lac and may reduce such property's revenues significantly. In addition, a competitor in Louisiana recently announced an expansion which would increase its number of rooms by 401 to a total of over 950 rooms.

In 2009, the Governor of Ohio issued a directive order authorizing up to 2,500 video lottery terminals at the state's seven existing racetracks. While the directive order authorized the Ohio Lottery Commission to take the steps necessary to implement the video lottery terminals, no such action was taken. In November 2010, the Ohio Governor lost his re-election bid. At this time, it is unclear whether the new governor will direct the Ohio Lottery Commission to move forward with the implementation of video lottery terminals at racetracks or whether the state Legislature will pass legislation authorizing video lottery terminals at racetracks. On January 28, 2011, we closed on the acquisition of the River Downs racetrack in Cincinnati, Ohio. There can be no assurance that video lottery terminals will become operational at racetracks in Ohio. If video lottery terminals become operational at racetracks in Ohio, we will still face competition from existing riverboats and from the four casinos, which are to be located in each of Cincinnati, Cleveland, Toledo, and Columbus.

From time to time, our competitors refurbish, rebrand or expand their casino offerings in the markets in which we operate, which could function to increase competition in those markets. For example, a large competitor of our Belterra property recently reopened a rebranded and refurbished riverboat casino in Lawrenceburg, Indiana replacing a smaller facility.

We face competition from racetracks that offer slot machines. We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, video lottery terminals, video poker terminals and, in the future, we may compete with gaming at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. There are also proposals that would specifically legalize internet gaming under federal law.

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission and the Ohio Lottery Commission, may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of the Company's outstanding common stock. In addition, many of the Company's key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

To date, we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our existing gaming facilities. It is uncertain, however, whether we will be able to obtain any new licenses, registrations, permits, approvals and findings of suitability that may be required in the future or that existing ones will be renewed or will not be suspended or revoked. Any expansion of our gaming operations in our existing jurisdictions or into new jurisdictions may require various additional licenses, findings of suitability, registrations, permits and approvals of the gaming authorities. The approval process can be time consuming and costly, and there can be no assurance of success.

We are also subject to a variety of other rules and regulations, including laws and regulations governing the serving of alcoholic beverages at our operating properties. If we are not in compliance with these laws, it could adversely affect our business.

Potential changes in the regulatory environment could harm our business.

Changes in regulations affecting the casino business can affect our existing or proposed operations. In addition, legislators and special-interest groups have proposed legislation from time to time that would restrict or prevent gaming operations. Moreover, various jurisdictions such as Illinois, Delaware and New Jersey have restricted smoking on the casino floor. Such restrictions resulted in decreases in gaming revenues. Other regulatory restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in income.

We may not meet the conditions for the maintenance of the license that we plan to utilize for our Baton Rouge project.

The Louisiana Gaming Control Board, also referred to herein as the LGCB, has established numerous conditions for use of the license for our Baton Rouge project, which, if not satisfied, could result in forfeiture of such license. One such condition is that we deposit $25 million in an escrow account to be maintained until the commencement of gaming operations, which amount would be paid to the State of Louisiana in the event that we surrender the license due to withdrawal or cancellation of the Baton Rouge project or upon revocation of the license by the LGCB. While we intend to fulfill all conditions set by the LGCB, it is uncertain whether we will be able to do so or that the LGCB would agree to make any amendments to the conditions that might be necessary. Forfeiture of the license for our Baton Rouge project could adversely affect our expansion plans for the Louisiana gaming market.

Because of low Mississippi River water levels, we are currently unable to move the casino vessel hulls to our construction site. As a result, management currently expects the opening of our Baton Rouge project to be delayed beyond December 2011 until the first quarter of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels. The Company will have to obtain an extension from the LGCB for our Baton Rouge project to permit a later opening date. There can be no assurance that the LGCB will approve an extension to permit a later opening date.

We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities.

We are subject to extensive governmental regulations that relate to our current or future gaming operations and that impose certain restrictions on the ownership and transfer of our securities. Ownership and transfer of our securities could be subjected at any time to additional or more restrictive regulations, including regulations in applicable jurisdictions where there are no current restrictions on the ownership and transfer of our securities or in new jurisdictions where we may conduct our operations in the future. A detailed description of such regulations, including requirements under gaming laws of the jurisdictions in which we operate, can be found in the Exhibit 99.1 to this Form 10-K and is incorporated herein by reference.

We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected.

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

We cannot assure you that governments in jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. The global economic recession has reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.

Subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital.

We may need to access the capital markets or otherwise obtain additional funds to complete subsequent phases of our existing projects in downtown St. Louis and in St. Louis County and to fund potential enhancements we may undertake at our facilities. We do not know when or if the capital markets will permit us to raise additional funds in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects. Delay, reduction or cancellation of the subsequent phases of our projects could subject us to financial penalties, and the possibility of such penalties could require us to obtain additional financing on unfavorable terms.

Our ability to obtain bank financing or to access the capital markets for future debt or equity offerings may also be limited by our financial condition, results of operations or other factors, such as our credit rating or outlook at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. As we seek additional financing, we will be subject to the risks of rising interest rates and other factors affecting the financial markets.

We derived 52% of our revenues in 2010 from our casinos located in Louisiana and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the state from which we draw patrons.

Three out of our seven gaming properties are located in Louisiana. During 2010, we derived 52% of our revenues from these three casinos and 31% from one of them, L'Auberge du Lac in Lake Charles, Louisiana. Because we derive a significant percentage of our revenues from a small number of properties concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:

•	local economic conditions;

•	local competitive conditions;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	the outbreak of public health threats at any of our properties, or in the areas in which they are located, or the perception that such threats exist; and

•	a decline in the number of visitors to New Orleans, Louisiana.

In February 2011, the Louisiana Gaming Control Board granted a conditional license for a new gaming facility in Lake Charles, which is adjacent to our L'Auberge du Lac casino. A new casino in Lake Charles would compete directly with L'Auberge du Lac and may reduce such property's revenues significantly.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

We believe that the vast majority of our customers drive to our properties. Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In addition, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facilities in Indiana and Louisiana, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of our vessels leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana properties are located, and the severity of such natural disasters is unpredictable. Our River City casino is located in St. Louis, Missouri in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Our former Biloxi, Mississippi facility was destroyed by Hurricane Katrina. Our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L'Auberge du Lac facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of the President Casino, and caused a power outage over the course of two days at our Belterra Casino Resort in Indiana.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our properties due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate.

The absence of sufficient electrical power or a failure of the technology services needed to run our computers may cause us to be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms, as well as other losses, are significantly less than the policy limits we had during the 2005 hurricane season. During that period, our aggregate Weather Catastrophe Occurrence coverage was $400 million per occurrence. Our coverage for a Named Windstorm today is $200 million per occurrence, with a deductible of 5% of stated values (up to a maximum $20 million deductible). In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations.

Although we maintain insurance that our management believes is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all loss and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

There is a growing political and scientific consensus that emissions of greenhouse gases, also referred to herein as "GHGs" continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We have described the risks to us associated with extreme weather events above.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and federal legislation has been proposed in Congress. While little progress has been made on these proposals in Congress, it is likely that federal legislation limiting GHG emissions may be imposed in the United Sates soon. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our customers' ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions.

We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

Although we are not currently a party to any collective bargaining agreements, a bargaining unit of Lumière Place Casino and Hotels' employees is union-represented and Lumière Place Casino and Hotels and the union are negotiating their first collective bargaining agreement. In addition, other of our employees have been approached by unions. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future.

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

Our business is subject to a variety of federal, state and local governmental statutes and regulations relating to activities or operations that may have adverse environmental effects, such as discharges to air and water and use, storage, discharge, emission and disposal of hazardous materials. These laws and regulations are complex, and subject to change, and failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs of remediation of spills, disposals or other releases of hazardous or toxic substances or wastes. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business. In addition, the locations of our current or future developments may coincide with sites containing archaeologically significant artifacts, such as Native American remains and artifacts. Federal, state and local governmental regulations relating to the protection of such sites may require us to modify, delay or cancel construction projects at significant cost to us.

We face risks associated with growth and acquisitions.

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.

For example, on January 28, 2011, we acquired the River Downs racetrack in Cincinnati, Ohio for approximately $45 million with the expectation that video lottery terminals will become operational in Ohio. Before our acquisition of the River Downs racetrack, it had been operating at a loss and may continue doing so in the future. If the video lottery terminals do not become operational in Ohio, we will likely incur further losses in connection with the River Downs racetrack.

Private Securities Litigation Reform Act
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, the state of the economy, anticipated completion and opening schedule of our Baton Rouge project, anticipated results for our Baton Rouge project, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2010. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. See Item 1 of this Form 10-K for a further description of our properties, and see Note 12 to our audited Consolidated Financial Statements for more information regarding our segment information.

			Approximate Number of
			Slot	Table	Guest
Locations	Type of Casino	Principal Markets	Machines	Games	rooms
Operating Properties:
L’Auberge du Lac, LA	Boat-in-moat	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,615	63	995
Lumière Place, MO	Boat-in-moat	Local patrons, Kansas City and Chicago	2,043	68	494
River City, MO	Boat-in-moat	Local patrons	2,104	55	—
Boomtown New Orleans, LA	Dockside	Local patrons	1,491	39	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Louisville and local patrons	1,495	55	608
Boomtown Bossier City, LA	Dockside	Dallas/Ft. Worth and local patrons	1,062	32	187
Boomtown Reno, NV	Land-based	Northern California, I-80 travelers and local patrons	615	13	318
			10,425	325	2,602
New Properties Under Construction and/or Development:
Baton Rouge, LA	Dockside	Local patrons and regional tourists	1,500	51	206
The following describes the real estate and leases associated with our properties:
L’Auberge du Lac: We lease 227 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge du Lac casino-hotel resort is located. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $955,000 per year, which amount adjusts annually for changes in the Consumer Price Index. We own the facilities and associated improvements at the property, including the casino facility.
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
Belterra Casino Resort: We lease approximately 148 acres of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The current lease term is through September 2015 and has seven remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino. We also own a 54-guestroom Best Western-branded hotel on six acres approximately 10 miles from Belterra.
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
Baton Rouge: We own approximately 575 acres of land located approximately 10 miles south of downtown Baton Rouge, Louisiana, on which we are currently developing a casino-hotel.
Atlantic City, New Jersey: We own approximately 19 contiguous acres of land in the heart of the Boardwalk in Atlantic City, New Jersey. We have demolished the former casino-hotel, as well as certain other structures on the site. In early 2010, we made the decision to sell our assets in Atlantic City as we no longer intend to develop our site. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.
Central City, Colorado: We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado. In addition, we have an option to purchase an additional six acres of adjoining non-casino-zoned land.
River Downs: In January 2011, we completed the purchase of the River Downs racetrack, which includes approximately 160 acres in southeast Cincinnati, 40 of which are currently undeveloped. We also own all of the improvements and facilities on the property.
Virtually all of our real property interests collateralize our obligations under our amended and restated credit facility, except for the real estate owned in Atlantic City.

Item 3.	Legal Proceedings

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah's Operating Co., Inc., Harrah's Lake Charles, LLC, Harrah's Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah's (as successor in interest to the various Players defendants) whereby Harrah's was obligated to pay Jebaco a fee based on the number of patrons entering Harrah's two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah's Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah's, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah's violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah's and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah's by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah's insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco's appeal. On October 30, 2009, the Fifth Circuit affirmed the district court's dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge dismissed Jebaco's complaint in its entirety. On April 16, 2010, Jebaco moved the civil district court for leave to appeal the dismissal of its claims. On April 23, 2010, the district court granted Jebaco's motion for an order of appeal.  The parties briefed the appeal, and on January 12, 2011 the Louisiana Court of Appeal affirmed the civil district court's judgment of dismissal.  On February 11, 201, Jebaco filed an application for discretionary review of the Court of Appeal's decision with the Louisiana Supreme Court.

Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against the Company, ACE Gaming, LLC, a wholly owned subsidiary of the Company (“ACE”), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among other things, by failing to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE's obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys' fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.

On March 17, 2010, Madison House moved to dismiss its complaint and ACE's counterclaim without prejudice, which motion was heard on April 28, 2010. The court ruled that it was granting the motion to dismiss Madison House's complaint, without prejudice, but that it was denying the motion to dismiss ACE's counterclaim. The court also ruled that the case would be moved from the Chancery Division to the Law Division. On September 20, 2010, Madison House moved to dismiss ACE's counterclaim, which was heard on October 15, 2010.  On January 13, 2011 the court denied Madison House's motion to dismiss the counterclaim.  While the Company cannot predict the outcome of this litigation, it intends to pursue its counterclaim vigorously.

Union Proceedings: On October 15, 2010, UNITE HERE local 74 (the “Union”) filed unfair labor practice charges with the National Labor Relations Board (the “NLRB”) against Casino One Corporation, a wholly-owned subsidiary of the Company, which is doing business as Lumière Place Casino and Hotels.  The Union alleges that Lumière Place had failed and refused to bargain collectively with the Union.   On January 28, 2011, the NLRB issued a complaint alleging that Lumière Place unlawfully failed to bargain in good faith and unilaterally modified the terms of employment for bargaining unit employees.  A trial before an administrative law judge of the NLRB is scheduled to commence on April 4, 2011.  In addition, Region 14 of the NLRB has requested authorization from the NLRB to seek an injunction in federal district court, requiring compliance with the National Labor Relations Act and restoration of the status quo that existed prior to Lumière Place's alleged unilateral modifications of the terms of employment.  The NLRB seeks an order requiring Lumière Place to bargain in good faith, reinstate work rules, and reinstate with back pay employees who were discharged for violating the modified rules.

On May 11, 2010, a former President Casino employee filed an unfair labor practice charge with the NLRB against (1) Casino One Corporation doing business as Lumière Place; (2) PNK (River City), LLC, a wholly-owned subsidiary of Pinnacle, doing business as River City; (3) President Riverboat Casino-Missouri, Inc., a wholly-owned subsidiary of Pinnacle, doing business as President Casino; and (4) Pinnacle Entertainment, Inc.  The former employee alleges that Lumière Place, River City, President Casino and Pinnacle Entertainment, Inc. are a single employer, which unlawfully refused to hire President Casino employees for River City and Lumière Place. The former employee seeks for herself and all other former President Casino employees (i) employment at River City, (ii) back pay and (iii) lost benefits.
Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows, or results of operations.

Item 4.	[Removed and reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2010
Fourth Quarter	$14.25	$11.01
Third Quarter	11.58	8.59
Second Quarter	14.57	9.38
First Quarter	10.04	7.08
2009
Fourth Quarter	$11.82	$8.07
Third Quarter	11.49	8.35
Second Quarter	13.99	6.81
First Quarter	8.83	4.78
As of February 24, 2011, there were 2,274 stockholders of record of our common stock.
Dividends: We did not pay any dividends in 2010 or 2009. Our indentures governing our 8.625% senior notes due 2017, 8.75% senior subordinated notes due 2020, and 7.50% senior subordinated notes due 2015 and the amended and restated credit facility limit the amount of dividends that we are permitted to pay. The Board of Directors does not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the expansion of our business.
Share Repurchase: During the years ended December 31, 2010 and 2009, we did not make any purchases of the Company’s equity securities.
Sales of Unregistered Equity Securities: During the years ended December 31, 2010 and 2009, we did not issue or sell any unregistered equity securities.

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
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2005 and ending December 31, 2010, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pinnacle Entertainment, Inc., the NYSE Composite Index
and the Dow Jones US Gambling Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
Pinnacle Entertainment, Inc.
NYSE Composite
Dow Jones US Gambling

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Pinnacle Entertainment, Inc.	$100.00	$134.12	$95.35	$31.08	$36.34	$56.74
NYSE Composite Index	$100.00	$120.47	$131.15	$79.67	$102.20	$115.87
Dow Jones US Gambling Index	$100.00	$145.71	$167.28	$44.99	$70.06	$121.28
_____________________

•
Assumes $100 invested on December 31, 2005 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Item 6.	Selected Financial Data
The following selected financial information for the years 2006 through 2010 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)
		(in millions, except per share data)
Results of Operations:
Revenues	$1,098.4	$987.7	$979.4	$826.4	$881.6
Operating income (loss)	52.2	(14.2)	(97.7)	24.6	93.2
Income (loss) from continuing operations, net of income taxes	(39.6)	(80.3)	(221.9)	5.0	60.8
Income (loss) from discontinued operations, net of income taxes	16.2	(178.0)	(100.7)	(6.4)	16.0
Income (loss) from continuing operations per common share:
Basic	$(0.65)	$(1.34)	$(3.70)	$0.08	$1.28
Diluted	$(0.65)	$(1.34)	$(3.70)	$0.08	$1.23
Other Data:
Capital expenditures	$157.5	$226.4	$306.1	$545.6	$186.5
Ratio of Earnings to Fixed Charges (f)	—	—	—	—	2.6
Cash flows provided by (used in):
Operating activities	$88.7	$120.2	$129.3	$153.4	$206.5
Investing activities	(130.7)	(202.4)	(306.1)	(566.2)	(459.3)
Financing activities	108.2	96.6	101.9	414.6	294.1
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$201.4	$130.6	$116.3	$178.0	$177.0
Total assets	1,883.8	1,843.9	1,919.2	2,193.5	1,737.8
Long-term debt	1,176.6	1,063.3	939.0	836.6	769.8
Stockholders’ equity	507.4	494.4	739.3	1,052.4	694.6

(a)
The financial results for 2010 reflect impairment charges totaling $35.5 million related to indefinite-lived intangible assets, land and development costs and buildings and equipment. In addition, the 2010 results reflect the March 2010 opening of River City Casino and income from discontinued operations related to the recovery of insurance proceeds from our former Casino Magic Biloxi property.

(b)
The financial results for 2009 reflect impairment charges totaling $207 million related to indefinite-lived intangible assets, real estate, buildings and equipment and previously capitalized costs associated with certain development projects.

(c)
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

(d)	The financial results for 2007 include the opening of the casino at Lumière Place in mid-December 2007 and a majority of L’Auberge du Lac’s new 252 guestrooms in late December 2007.

(e)
In 2006, we completed the sale of our two card club casinos and our Casino Magic Biloxi site and certain related assets. The financial results for 2006 reflect the May 2006 opening of The Casino at Emerald Bay, the President Casino acquisition in December 2006 and net proceeds of approximately $44.7 million related to our terminated merger agreement with Aztar Corporation.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $56.5 million, $269.0 million, $449.9 million and $15.7 million for the fiscal years ended December 31, 2010, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven casinos: L'Auberge du Lac in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. Our River City Casino opened on March 4, 2010. In April 2010, we canceled our Sugarcane Bay project in Lake Charles, Louisiana. On June 24, 2010, we closed our President Casino facility in St. Louis, Missouri, and on June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million.

In Louisiana, we have commenced foundation work on our Baton Rouge project, which is subject to various regulatory approvals. In addition, the casino vessel hulls are complete. Because of low Mississippi River water levels, we are currently unable to move the casino vessel hulls to our construction site. As a result, management currently expects the opening of our Baton Rouge project to be delayed beyond December 2011 until the first quarter of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels. In September 2010, we expanded the scope and budget of the Baton Rouge project from $250 million to $357 million (excluding land acquisition costs and capitalized interest). In January 2011, we completed the purchase of the River Downs racetrack in southeast Cincinnati, Ohio for approximately $45 million.
We operate casino properties, all of which include gaming, and some of which include hotel, dining, retail and other amenities. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive and we rely on the ability of our resorts to generate operating cash flow to pay interest, repay debt financing costs and fund maintenance capital expenditures.
Our mission is to increase stockholder value. We intend to accomplish this through our long-term strategy of providing our guests with their favorite games in attractive surroundings with high-quality guest service; maintaining and improving each of our existing properties; and building or acquiring new casinos or resorts that are expected to produce favorable returns above our cost of capital. Hence, we continually focus on customer service; we are maintaining and improving our existing properties with disciplined capital expenditures; we are developing a new, high-quality gaming property in an attractive gaming market; and we may make strategic acquisitions, either alone or with third parties, when and if available, on terms we believe are reasonable.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three years ended December 31, 2010, 2009 and 2008. As discussed in Note 12 to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 12 to our Consolidated Financial Statements for more information regarding our segment information and a reconciliation of this financial information to income from continuing operations in accordance with U.S. GAAP.

	For the year ended December 31,
	2010	2009	2008
		(in millions)
Revenues:
L’Auberge du Lac	$342.0	$339.0	$342.6
St. Louis (a)	337.1	219.0	174.2
Boomtown New Orleans	139.1	137.7	158.5
Belterra Casino Resort	152.1	161.9	168.6
Boomtown Bossier City	87.9	90.9	88.9
Boomtown Reno	39.8	39.1	46.4
Other	0.4	0.1	0.2
Total revenues	$1,098.4	$987.7	$979.4

Operating income (loss)	$52.2	$(14.2)	$(97.7)

Loss from continuing operations	$(39.6)	$(80.3)	$(221.9)

Adjusted EBITDA (b):
L’Auberge du Lac	$92.9	$79.2	$84.3
St. Louis (a)	62.3	42.0	10.1
Boomtown New Orleans	43.9	37.6	54.2
Belterra Casino Resort	30.0	26.5	29.7
Boomtown Bossier City	20.2	19.2	17.1
Boomtown Reno	0.5	(2.6)	(4.4)

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Comparison of the year ended December 31, 2010 to December 31, 2009 and December 31, 2008
Our ongoing execution of operational excellence initiatives continues to drive improved financial results, including meaningful year-over-year Adjusted EBITDA increases for each of our segments in 2010. Our financial results also benefited from more efficient marketing activities relative to the prior-year period. The St. Louis segment benefited from the addition of our River City Casino, which opened on March 4, 2010. As is typical with a new property's first year of operations, we experienced higher marketing and labor-related expenses than are expected in the long-term. Excluding St. Louis, revenues for the year were relatively static as compared to the prior year period, consistent with a moderate-growth macroeconomic environment in the United States.

Segment comparison of the year ended December 31, 2010 to December 31, 2009 and December 31, 2008
Each segment’s contribution to the operating results was as follows:
L’Auberge du Lac

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Gaming revenues	$301.4	$298.6	$300.7	0.9%	(0.7)%
Total revenues	342.0	339.0	342.6	0.9%	(1.1)%
Operating income	67.2	50.0	49.1	34.4%	1.8%
Adjusted EBITDA	92.9	79.2	84.3	17.3%	(6.0)%

L'Auberge du Lac, our largest property, achieved meaningful increases to Adjusted EBITDA despite static revenues for the year ended December 31, 2010 as compared to the prior-year period. This reflects the initial benefits of a heightened focus on operating efficiencies and effective marketing spend.
While our revenues remained relatively stable in 2009 as compared to 2008, our Adjusted EBITDA declined slightly as the result of our inefficient marketing spend in response to increased competitor marketing efforts.

St. Louis

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Gaming revenues	$285.9	$179.2	$140.6	59.5%	27.5%
Total revenues	337.1	219.0	174.2	53.9%	25.7%
Operating income (loss)	(2.1)	5.1	(38.5)	(141.2)%	NM
Adjusted EBITDA	62.3	42.0	10.1	48.3%	NM

NM	— Not meaningful
The St. Louis segment consists of River City and the Lumière Place complex, which includes Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière. Significant revenue and Adjusted EBITDA growth was due to the opening of River City on March 4, 2010, which generated positive Adjusted EBITDA for the year ended December 31, 2010. Consistent with most property openings, River City experienced higher expenses than are expected in the long-term.
Operational results at Lumière Place improved during 2009, as the complex completed its second year of operations. In addition, Missouri’s so-called gambling “loss limit”, wherein players were required to have player cards and a player’s “buy-in” was limited to $500 in a two-hour period, was repealed in November 2008, commensurate with an increase in the gaming tax rate.

Boomtown New Orleans

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Gaming revenues	$133.4	$131.8	$151.9	1.2%	(13.2)%
Total revenues	139.1	137.7	158.5	1.0%	(13.1)%
Operating income	36.3	29.9	45.1	21.4%	(33.7)%
Adjusted EBITDA	43.9	37.6	54.2	16.8%	(30.6)%

Adjusted EBITDA increased significantly versus the prior-year period despite modest revenue growth as the result of a heightened focus on operating efficiencies, as well as improved marketing programs. The 2009 results declined from 2008 levels due to heightened competition in the area, as well as softer economic conditions. As the Hurricane Katrina relief efforts have been reduced, the related spending, construction activity and discretionary income declined, which dampened operating results throughout the region.

Belterra Casino Resort

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Gaming revenues	$129.8	$139.5	$144.0	(7.0)%	(3.1)%
Total revenues	152.1	161.9	168.6	(6.1)%	(4.0)%
Operating income	15.6	12.7	15.3	22.8%	(17.0)%
Adjusted EBITDA	30.0	26.5	29.7	13.2%	(10.8)%

Belterra achieved meaningful increases to Adjusted EBITDA despite lower revenues for the year ended December 31, 2010 as compared to the prior-year period. This reflects the benefits of cost-cutting, a focus on operating improvements and more focused marketing efforts. Revenues have declined due to soft general economic conditions, increased competition in the market area, as well as heavy snowfall during both the first and fourth quarter of 2010. During mid-2008, two racetrack casinos opened in the Indianapolis metropolitan area, each of which operates approximately 2,000 slot machines. One of these racetrack casinos replaced its temporary casino with a significantly more attractive permanent facility in March 2009, and another competitor replaced a smaller facility with a new, larger casino in Lawrenceburg, Indiana in June 2009. In November 2009, Ohio voters passed a constitutional amendment which allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. Casinos are expected to begin opening in 2012 and will likely provide additional competition to Belterra.

Boomtown Bossier City

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Gaming revenues	$82.4	$85.7	$83.4	(3.9)%	2.8%
Total revenues	87.9	90.9	88.9	(3.3)%	2.2%
Operating income	13.7	12.6	2.1	8.7%	NM
Adjusted EBITDA	20.2	19.2	17.1	5.2%	12.3%
NM — Not Meaningful

Boomtown Bossier City improved Adjusted EBITDA for the years ended December 31, 2010 and 2009 despite the competitive Bossier City/Shreveport gaming market, through a refinement of the property's marketing efforts and certain cost-cutting measures. Boomtown Bossier City competes with four dockside riverboat casino-hotels and a racetrack operation. In addition, the Bossier City/Shreveport gaming market, which is approximately 188 miles east of Dallas/Fort Worth, Texas, competes with Native American gaming properties in southern Oklahoma located approximately 60 miles north of Dallas/Fort Worth. Revenue increases in this market have been difficult to achieve in recent years due to the state of competition and regional economic conditions.

Boomtown Reno

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Gaming revenues	$21.7	$22.6	$24.1	(4.0)%	(6.2)%
Total revenues	39.8	39.1	46.4	1.8%	(15.7)%
Operating loss	—	(17.6)	(23.6)	100.0%	25.4%
Adjusted EBITDA (loss)	0.5	(2.6)	(4.4)	119.2%	40.9%

Boomtown Reno increased its Adjusted EBITDA for the year ended December 31, 2010 despite a decline in revenues, principally as a result of improved operational efficiencies and cost-cutting. The Reno market continues to be adversely affected by significant competition from the northern California Native American gaming market, as well as soft economic conditions in both the Reno and northern California markets.

Other factors affecting income from continuing operations

	For the year ended December 31,			Percentage Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Other benefits (costs):
Corporate expenses	$(35.7)	$(41.3)	$(38.2)	(13.6)%	8.1%
Depreciation and amortization expense	(112.1)	(99.4)	(106.2)	12.8%	(6.4)%
Pre-opening and development costs	(13.9)	(16.6)	(37.7)	(16.3)%	(56.0)%
Non-cash share-based compensation	(6.3)	(13.6)	(8.9)	(53.7)%	52.8%
Impairment of goodwill	—	—	(9.9)	NM	NM
Impairment of indefinite-lived intangible assets	(11.5)	—	(41.4)	NM	NM
Impairment of land and development costs	(23.7)	(27.0)	(29.8)	(12.2)%	(9.4)%
Impairment of buildings, riverboats and equipment	(0.4)	(16.5)	(12.7)	(97.6)%	29.9%
Write-downs, reserves and recoveries, net	6.0	(1.7)	(3.9)	(452.9)%	(56.4)%
Other non-operating income	0.2	0.2	2.2	—%	(90.9)%
Interest expense, net of capitalized interest	(103.0)	(70.2)	(52.5)	46.7%	33.7%
Gain on sale of equity securities	—	12.9	—	(100.0)%	NM
Impairment of investment in equity securities	—	—	(29.0)	NM	NM
Loss on early extinguishment of debt	(1.9)	(9.5)	—	(80.0)%	NM
Income tax benefit (expense)	12.9	0.5	(44.9)	NM	(101.1)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses decreased during 2010 compared to 2009 due to reduced headcount, the elimination of our aviation department upon the sale of our corporate jet in April 2010, and the consolidation of all corporate offices to one location.
Depreciation and amortization expense increased during 2010 compared to 2009 due to the increase in depreciable fixed assets related to the opening of River City Casino on March 4, 2010.
Pre-opening and development costs for the fiscal years ended December 31, 2010, 2009 and 2008 consist of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
River City	$9.9	$8.0	$6.1
Baton Rouge	1.2	5.8	7.5
Sugarcane Bay	1.5	2.0	3.2
Other (a)	1.3	0.8	20.9
Total pre-opening and development costs	$13.9	$16.6	$37.7

(a)
For the year ended December 31, 2008, other pre-opening and development included costs associated with the phased opening of our hotels at Lumière Place, costs associated in a proposal for a new gaming complex in Kansas City, Kansas, which we withdrew in 2008, and support of the Missouri Proposition A Initiative, which was approved in November 2008.

Non-cash share-based compensation consists of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Non-cash share-based compensation expense	$(6.3)	$(13.6)	$(8.9)

Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The number of options granted under our equity incentive compensation plans was 2,356,100 in 2010, 559,800 in 2009, and 2,070,500 in 2008. The expense recognition in 2009 was inflated by the acceleration and cancellation of options in connection with the resignation of our former Chief Executive Officer during the fourth quarter of 2009, as well as the acceleration of vesting of stock options held by our board members during the second quarter of 2009, resulting in no ongoing expense for these options.
Impairment of goodwill. We review goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may of goodwill not be recoverable. As a result of our annual impairment testing, we recorded no impairment charges to goodwill for the years ended December 31, 2010 and 2009. During 2008, the carrying amount of goodwill associated with Boomtown Reno was impaired by $9.9 million.
Impairment of indefinite-lived intangible assets. Indefinite-lived intangible assets include gaming licenses and are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As a result of the cancellation of our planned Sugarcane Bay project in Lake Charles, Louisiana, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010.
During 2008, we determined the fair value of each of our gaming licenses related to Sugarcane Bay, Baton Rouge and Boomtown Bossier City was less than its carrying value, and as a result, for the year ended December 31, 2008, we recorded impairment charges of $20.3 million, $15.4 million and $5.7 million, respectively. There were no such charges for 2009.
Impairment of land and development costs consists of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Sugarcane Bay	$19.1	$20.9	$9.2
Baton Rouge	4.6	0.7	4.9
Other projects	—	5.4	15.7
Impairment of land and development costs	$23.7	$27.0	$29.8

In April 2010, we canceled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges of $19.1 million during the year ended December 31, 2010, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. We are involved in pending litigation in regards to one additional contract, and other related matters, and expect to incur additional costs, which amounts are estimated to be between $100,000 and $10 million.

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

During 2009, we re-evaluated the scope and design of our Sugarcane Bay and Baton Rouge projects. The Sugarcane Bay project was to be relocated from land adjacent to L'Auberge du Lac to the existing L'Auberge du Lac footprint. In addition, the size, amenities, and other items were reduced in scope, which resulted in an impairment charge of $20.9 million. The orientation and structure of the Baton Rouge hotel were changed in 2009, resulting in an impairment charge of $0.7 million of previously capitalized design costs.

During 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of most gaming stocks and gaming assets. Given the deterioration in commercial real estate values, and uncertainties surrounding our access to sufficient resources to adequately finance our development pipeline at that time, all development projects land holdings and related capitalized costs were reviewed for recoverability. As a result of these tests, we determined certain land holdings and related capitalized costs were impaired, and we recorded charges totaling $29.8 million as of December 31, 2008.
Impairment of buildings, riverboats and equipment consists of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Boomtown Reno	$—	$7.4	$7.7
Corporate Jet	—	8.7	—
Other	0.4	0.4	5.0
Impairment of buildings, riverboats and equipment	$0.4	$16.5	$12.7
During 2010, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business.
Due to the poor economic climate and prospective financial performance outlook in Reno, Nevada, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at Boomtown Reno for recoverability. As a result of these tests, we determined that certain buildings and equipment were impaired and as of December 31, 2009, we recorded impairment charges of $7.4 million.
During the fourth quarter of 2009, we listed our corporate jet for sale. We incurred an impairment charge of $8.7 million as the carrying amount exceeded the fair value.
During the fourth quarter of 2008, we determined a triggering event occurred for Boomtown Reno due to poor operating performance and a poor prospective financial performance outlook. As a result, we determined certain buildings and equipment were impaired, and, as of December 31, 2008, we recorded impairment charges of $7.7 million for Boomtown Reno. In addition, during 2008, we incurred impairment charges of $4.5 million related to two idle riverboats acquired in 2006.
Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Loss on sale of assets	$2.6	$1.7	$2.6
Gain on sale of land	(2.3)	—	—
Sales tax incremental bonds impairment	0.2	—	—
Legal settlement recoveries	(6.5)	—	—
Other	—	—	1.3
Write-downs, reserves and recoveries, net	$(6.0)	$1.7	$3.9
Loss on disposal of assets: During 2010, we sold our corporate jet, two seaplanes, a warehouse, and disposed of various slot equipment at our properties for a net loss of $2.6 million. During 2009 and 2008, we sold and disposed of slot machines and equipment at our properties for a loss of $1.7 million and $2.6 million, respectively.
Gain on sale of land: In July 2006, we closed on the sale of approximately 28 acres of land at our Boomtown Reno property to Cabela’s Retail, Inc. for construction of a branded sporting goods store, which opened in November 2007. As part of this transaction, we also entered into an agreement under which we would sell or lease to Cabela’s, upon its election, an additional parcel of approximately two acres. Our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precluded us from recognizing the gain on the sale of the larger parcel until the fourth quarter of 2010, when the two-acre parcel was sold and we recognized a gain of $2.3 million on the transaction.

Sales tax incremental bond impairment: A portion of the construction cost of the Cabela’s retail store and certain road access improvements, which also benefited our Boomtown Reno property, were financed through the issuance of sales tax increment bonds through local or state governmental authorities. The bonds are to be serviced by a portion of the sales taxes generated by the Cabela's retail facilities. In April 2010, we purchased $5.3 million face amount of these bonds from Cabela's Retail, Inc. for $5.0 million. During the second quarter of 2010, we recorded an impairment of $0.2 million related to these bonds.
Legal settlement recoveries: In March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Other: In 2008, we expanded our mychoice customer loyalty program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account balance based on prior play. The disclosure of point balances to our customers resulted in a non-cash charge to establish a liability for such initial amounts.
Other non-operating income consists primarily of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Interest income	$0.2	$0.2	$1.5
Dividend income	—	—	0.7
Total other non-operating income	$0.2	$0.2	$2.2

Interest income has remained relatively consistent during the year ended December 31, 2010 compared to the prior-year period. We utilize conservative investment options, resulting in low levels of interest income relative to surplus cash. Interest income decreased in 2009 as compared to 2008 due to lower short-term interest rates during 2009. Prior-year dividend income relates to our shares held in Ameristar Casinos, Inc. We sold all shares held during 2009.
Interest expense, net of capitalized interest was as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Interest expense before capitalization of interest	$107.1	$84.0	$77.4
Less capitalized interest	(4.1)	(13.8)	(24.9)
Interest expense, net of capitalized interest	$103.0	$70.2	$52.5

The increase in interest expense before capitalized interest during 2010 was due to higher debt levels and the replacement of less expensive revolver borrowings with new long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new long-term notes warranted the higher interest rate. We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest. We began capitalizing interest on our Baton Rouge project during the fourth quarter of 2010.
Gain on sale of equity securities. During 2009, we sold all 1.2 million shares that we held in Ameristar Casinos, Inc. for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Impairment of investment in equity securities. At December 31, 2008, we owned 1.2 million shares of common stock in Ameristar Casinos, Inc., as discussed above. In accordance with applicable guidance, the decline in market value during 2008 was considered “other-than-temporary” and an impairment charge of $29.1 million was recorded in the Consolidated Statements of Operations for the year ended December 31, 2008.
Loss on early extinguishment of debt. During 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our credit facility and the early retirement of our 8.25% senior subordinated notes due 2012.
During 2009, we issued $450 million aggregate principal amount of 8.625% senior notes due 2017, and used much of the net proceeds to retire early other outstanding indebtedness. Such early retirements resulted in a write-off of $9.5 million in call or tender premiums, unamortized debt issuance and other costs. There were no debt issuance costs written off in 2008.

Income tax. During 2010, the Internal Revenue Service (“IRS”) concluded its examination of our income tax returns for the years ended December 31, 2006, 2007 and 2008 with no adjustment. In addition, the statute of limitations for making an assessment expired for certain prior-year state income tax returns. As a result, we reevaluated our unrecognized tax benefits (“UTBs”) and recognized $11.1 million of previous UTBs in the current period. Most of these UTBs had no effect on our effective tax rate as they were temporary differences only. In addition, we also reversed accruals of $3.4 million related to federal and state interest and penalties on the UTBs, which affected our effective tax rate for the year ended December 31, 2010.
Discontinued operations. Discontinued operations as of December 31, 2010 consist of our former Casino Magic Argentina operations, the Atlantic City operations, the former President Casino operations, the former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. We had previously reflected the business as a discontinued operation and the related assets and liabilities as held for sale. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes, in the Consolidated Statements of Operations for the year ended December 31, 2010.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.

President Casino: We closed the President Casino on June 24, 2010, and have reflected the operations in discontinued operations and the remaining assets and liabilities as held for sale. In October 2010, the Admiral Riverboat, on which the President Casino formerly operated, was sold.

Casino Magic Biloxi: Casino Magic Biloxi closed after significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. We received payments totaling approximately $215 million from our insurers related to this asset. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds.

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. During the year, we actively marketed the one remaining asset associated with our former Bahamian operation; however, events and circumstances beyond our control extended the period to complete the sale of this asset beyond a year. During the third quarter of 2010, we determined that a triggering event had occurred due to deteriorating local market conditions in The Bahamas. We reviewed the carrying value of our one remaining asset for recoverability and recorded an impairment charge of $0.8 million during the third quarter of 2010. The operation continues to be classified as a discontinued operation and the related asset as assets of discontinued operations held for sale. Subsequent to year end, in February 2011 the asset was sold for $0.4 million, resulting in a gain of $0.1 million. After this sale, we should incur no continuing costs with this entity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we held $194.9 million of cash and cash equivalents, not including $6.5 million of restricted cash. We estimate that approximately $70 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. On February 5, 2010, we entered into a $375 million amended and restated credit facility, which facility matures in March 2014 (the “Credit Facility”). As of December 31, 2010, we had no borrowings under the Credit Facility and had $9.3 million committed under various letters of credit. We anticipate drawing on the Credit Facility in the future to fund development and expansion projects and other general corporate needs. In May 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020.
We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Credit Facility and the indentures governing our senior subordinated notes.

				Percentage
	For the year ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(in millions)
Net cash provided by operating activities	$88.7	$120.2	$129.3	(26.2)%	(7.0)%
Net cash used in investing activities	$(130.7)	$(204.4)	$(306.1)	(36.1)%	(33.2)%
Net cash providing by financing activities	$108.2	$96.6	$101.9	12.0%	(5.2)%
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2010 decreased as compared to the prior-year period. This decrease resulted from cash payment for previously accrued accounts payable at all of our properties due to the timing of payables, but specifically related to the opening of our River City property, the impact of which was partially offset by improved operating results in 2010. Our decrease in cash provided by operating activities in 2009 from 2008 is primarily due to slightly weaker operating results and cash payments for previously accrued accounts payable.
Investing Cash Flow
The following is a summary of our capital expenditures for the years ended December 31, 2010, 2009 and 2008 by property or development project:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
River City	$74.4	$169.2	$51.7
Baton Rouge	32.0	2.1	1.0
Sugarcane Bay	15.8	14.3	11.2
Lumière Place	3.5	9.7	83.5
Belterra Casino Resort	8.6	7.0	5.7
Boomtown New Orleans	3.4	5.7	7.6
L’Auberge du Lac	10.7	5.4	23.4
Boomtown Bossier City	3.5	4.2	3.1
Boomtown Reno	0.6	2.0	7.0
Other	5.0	6.8	111.8
Total capital expenditures	$157.5	$226.4	$306.0

In April 2010, we canceled our planned Sugarcane Bay project and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges primarily related to construction costs and the gaming license of approximately $30.6 million during the year ended December 31, 2010. We are involved in pending litigation in regards to one additional contract, and other related matters, and expect to incur additional costs, which amounts are estimated to be between $100,000 and $10 million.

In 2011 and for the next few years, our material capital expenditures include the following:

•
In September 2010, we expanded the scope and budget of our Baton Rouge project from $250 million to $357 million (exclusive of land costs and capitalized interest). Of this amount, $319 million remains to be spent of the overall Baton Rouge project budget as of December 31, 2010. In connection with the expanded scope and budget of our Baton Rouge project, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million for the year ended December 31, 2010.

•
In connection with our River City project, we entered into a lease and development agreement with the St. Louis County Port Authority. Pursuant to the terms of the lease and development agreement, the project is to be developed in two phases. We are required to invest $375 million in the first phase, which we have completed, and $75 million in the second phase. The second phase must be completed three years from the opening date of March 4, 2010. If we do not complete the second phase, the maximum amount of liquidated damages that we would have to pay is $20 million.

•
In connection with our Lumière Place project, we have a redevelopment agreement with the City of St. Louis, which, among other things, commits us to oversee the investment of $50 million in residential housing, retail or mixed use developments in the City of St. Louis within five years after the opening of the casino and hotel. The total cost of such projects must be at least $50 million; however, our investment in such projects can be substantially less, as such projects may be developed in partnership with others. If we and our development partners collectively fail to invest $50 million in residential housing, retail or mixed use developments, we would be obligated to pay a fee of $1.0 million in January 2013, $2.0 million in January 2014 and $2.0 million annually thereafter, adjusted by the change in the consumer price index.

•
If video lottery terminals become operational at Ohio racetracks, we intend to build facilities at our River Downs racetrack. At this time, the amount of the planned capital expenditures for the facilities is not known and will depend upon video lottery terminals becoming operational at Ohio racetracks and the applicable taxes imposed on video lottery terminals by the state of Ohio, among other matters. Management does not have a scope, budget or timetable for completing such facilities.

•
We have initiated a long-range plan to ensure our properties remain updated and attractive to our customers. We currently intend to invest approximately $35 million company-wide to refurbish our properties.

•	We intend to continue to maintain our current properties in good condition and estimate that this will require maintenance capital spending of approximately $35 million to $40 million per year.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our Baton Rouge project, and explore other growth opportunities. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our Baton Rouge project may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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

Financing Cash Flow
Credit Facility

On February 5, 2010, we amended and restated our credit facility, which reduced our revolving credit facility from $531 million to $375 million. As of December 31, 2010, we had no outstanding borrowings and had $9.3 million committed under various letters of credit under our Credit Facility. The Credit Facility matures on March 31, 2014.

The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase so long as we are in pro-forma compliance with a consolidated senior secured debt ratio and a consolidated total leverage ratio.

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

The interest rate margins for revolving credit loans under the Credit Facility depend on our consolidated total leverage ratio, which, in general, is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA, as defined in the Credit Facility. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 3.00% to 4.75% or at a base rate plus a margin ranging from 1.50% to 3.25%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for un-borrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. The Credit Facility also has certain covenants regarding construction projects, including, among other requirements for the Baton Rouge project, a requirement that an “in-balance” test be satisfied prior to the spending of $25 million or more after January 1, 2010. In October 2010, we amended our Credit Facility, as discussed below, to increase this $25 million limit to $100 million for the Baton Rouge project.

On October 28, 2010, we amended the Credit Facility in connection with the expanded scope and budget of our Baton Rouge project. The amendment to the Credit Facility increased the capital expenditures limit for the Baton Rouge project from $235 million to $375 million. In addition, the definition of commencement of construction was amended, with respect to the Baton Rouge project, to provide for the spending from and after January 1, 2010 of an amount greater than $100 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest). Prior to this amendment, the definition of commencement of construction for the Baton Rouge project provided for the spending from and after January 1, 2010 of an amount greater than $25 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).

In addition, there is a provision in the Credit Facility that we cannot spend more than $25 million on the Baton Rouge project after January 1, 2010 unless we have received at least $40 million in the aggregate from various non-debt capital sources. The Company has the funds to meet this requirement.

The obligations under the Credit Facility are secured by most of our assets and our restricted subsidiaries, including a pledge of the equity interests in our subsidiaries and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. The subsidiaries that own our Atlantic City site, a subsidiary that holds approximately $10.5 million in cash and cash equivalents, and a subsidiary that holds approximately $66 million in cash and cash equivalents are currently unrestricted subsidiaries for purposes of the Credit Facility.

Senior and Senior Subordinated Indebtedness

As of December 31, 2010, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

On May 6, 2010, we closed the offering of the 8.75% Notes. The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million. Using the net proceeds, we redeemed all of our then-existing 8.25% senior subordinated notes due 2012 at par, of which $200 million in aggregate principal amount was outstanding, and repaid $80 million in then-outstanding revolving credit borrowings under the Credit Facility. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.

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

The 7.50% Notes and 8.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors' existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 7.50% Notes and 8.75% Notes. The 7.50% Notes and 8.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 7.50% Notes and the 8.75% Notes are subordinated to our 8.625% Notes and to our Credit Facility.

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Adjusted EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three currently existing indentures was below 2.0 to 1.0 as of December 31, 2010.

The 7.50% Notes, 8.625% Notes and 8.75% Notes become callable at a premium over their face amount on June 15, 2011, August 1, 2013 and May 15, 2015, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their maturities at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2010:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-Term Debt Obligations (a)	$1,878.5	$98.4	$197.1	$567.5	$1,015.5	$—
Operating Lease Obligations (b)	550.7	9.7	19.4	16.1	505.5	—
Purchase Obligations: (c)
Construction contractual obligations (d)	222.1	132.7	89.4	—	—	—
Other (e)	29.0	19.1	9.7	0.2	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance sheet under GAAP (f)	10.3	5.9	—	—	—	4.4
Total	$2,690.6	$265.8	$315.6	$583.8	$1,521.0	$4.4

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2010.

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

(d)
Includes the remaining $75.0 million in phase two under our lease and development agreement with the St. Louis County Port Authority, which must be completed within three years after the opening of River City on March 4, 2010.

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

The table above excludes certain commitments as of December 31, 2010, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. Such commitments include the remaining $50 million commitment for residential housing, retail, or mixed-use development stipulated by our City of St. Louis redevelopment agreement, which must be completed within five years after the opening of the Lumière Place casino and hotel; and the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005.

CRITICAL ACCOUNTING ESTIMATES
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
We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:
Land, buildings, riverboats and equipment: We have a significant investment in long-lived property and equipment, which represents approximately 78% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affect the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset. We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. The determination of fair value uses accounting judgments and estimates, including market conditions. Changes in estimates or application of alternative assumptions could produce significantly different results.

In April 2010, we canceled our planned Sugarcane Bay project and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges primarily related to construction costs and the gaming license of approximately $30.6 million during the year ended December 31, 2010. We are involved in pending litigation in regards to one additional contract, and other related matters, and expect to incur additional costs, which amounts are estimated to be between $100,000 and $10 million.

In September 2010, we expanded the scope and budget of our Baton Rouge project from $250 million to $357 million (exclusive of land costs and capitalized interest). Of this amount, $319 million remains to be spent of the overall Baton Rouge project budget as of December 31, 2010. In connection with the expanded scope and budget of our Baton Rouge project, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million for the year ended December 31, 2010.
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
Due to poor historical and prospective financial performance outlook for our President Casino, as well as communications with the Missouri Gaming Commission (the"MGC") during the fourth quarter of 2009, we determined there was a triggering event requiring review of the President Casino assets during the fourth quarter of 2009. As a result of these tests, we determined that certain assets were impaired and recorded impairment charges of $3.5 million during the fourth quarter of 2009.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at the property for recoverability. As a result of these tests, we recorded impairment charges of $2.9 million related to real estate and an additional $7.4 million related to buildings and equipment during the fourth quarter of 2009.
In addition, the scope of certain previously planned property improvement projects was reduced or eliminated. As a result, we reviewed all previously capitalized development costs and recorded impairment charges as appropriate.
During the year ended December 31, 2008, we recorded impairment charges related to land and development costs of $228 million and impairment charges of $20.3 million related to buildings, riverboats and equipment.
For further detail regarding impairments of land, buildings, riverboats and equipment, see Note 2, Land, Buildings,

Riverboats and Equipment to the Consolidated Financial Statements.

Impairment of Indefinite-lived Intangible Assets    As the result of the cancellation of our planned Sugarcane Bay project in Lake Charles, Louisiana, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010.
Self-insurance Reserves: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Insurance claims and reserves include accruals of estimated settlements for claims, as well as estimated legal costs to be incurred to settle such claims. In estimating these accruals, we consider historical loss experience and make judgments about the expected levels of cost per claim.
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
We assess the tax uncertainties on a quarterly basis and maintain the required tax reserves until the underlying issue is effectively settled or upon the expiration of the statute of limitations. Our estimate of the potential outcome of any uncertain tax issue is highly subjective; however, we believe we have adequately provided for any reasonable and foreseeable outcomes related to uncertain tax matters.
Goodwill and Other Intangible Assets: We account for goodwill and indefinite-lived intangible assets in accordance with applicable guidance; accordingly, we perform an annual review for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. Should conditions be different from our last assessment, significant write-downs of goodwill or intangible assets may be required, which write-downs would adversely affect our operating results. As a result of our annual review during the fourth quarter of 2009, we fully impaired the gaming license related to our President Casino, which resulted in an impairment charge of $1.9 million for the year ended December 31, 2009. During 2009, we proposed to the MGC two separate plans to relocate or replace the Admiral riverboat, on which the President Casino operated, with a newer, larger casino riverboat. We were informed by the MGC that either plan of action would require us to forfeit our license and reapply for a new gaming license in a public bid process open to all interested parties. On January 27, 2010, the MGC issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. For further detail, see Note 8, Impairment of Goodwill and Indefinite-lived Intangible Assets, to the Consolidated Financial Statements.
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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance regarding disclosures about fair value measurements. An entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers and additional disclosure is required regarding purchases, sales, issuances and settlements of Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have, and is not expected to have, a material effect on our Consolidated Financial Statements.

In April 2010, the FASB issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which guidance requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011 and expect to reduce our progressive jackpot liability by approximately $4.0 million and record a corresponding credit to our beginning retained earnings account.
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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 3.75% as of December 31, 2010. As of December 31, 2010, we had no borrowings outstanding under the credit facility, and we had $9.3 million committed under various letters of credit. As of December 31, 2010, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would not increase or decrease, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2010. At December 31, 2010, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)
7.50% Notes	—	—	—	—	$385,000	—	$385,000	$386,444
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$491,063
Fixed rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	—	—	—	—	—	$350,000	$350,000	$360,938
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$95	$102	$110	$118	$127	$197	$749	$749
Avg. Interest rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedule for the period January 1, 2009 through December 31, 2010, inclusive, listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relations to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of Pinnacle Entertainment, Inc. and subsidiaries (the “Company”) for the year ending December 31, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Pinnacle Entertainment, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2008 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Las Vegas, Nevada
March 9, 2009 (June 18, 2010 as to the effects of Casino Magic Argentina and Atlantic City discontinued operations described in Note 7 and February 28, 2011 as to the effects of President Casino discontinued operations described in Note 7)

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2010	2009	2008
Revenues:
Gaming	$954,628	$857,431	$844,746
Food and beverage	67,890	57,930	58,317
Lodging	38,636	36,846	36,509
Retail, entertainment and other	37,226	35,532	39,880
	1,098,380	987,739	979,452
Expenses and other costs:
Gaming	545,359	513,894	508,706
Food and beverage	68,742	56,734	58,951
Lodging	22,629	23,365	24,042
Retail, entertainment and other	21,359	21,113	25,876
General and administrative	232,517	225,652	217,994
Depreciation and amortization	112,145	99,382	106,135
Pre-opening and development costs	13,891	16,608	37,694
Impairment of goodwill	—	—	9,914
Impairment of indefinite-lived intangible assets	11,500	—	41,387
Impairment of land and development costs	23,662	27,025	29,834
Impairment of buildings, riverboats and equipment	366	16,492	12,684
Write-downs, reserves and recoveries, net	(6,016)	1,703	3,902
	1,046,154	1,001,968	1,077,119
Operating income (loss)	52,226	(14,229)	(97,667)
Other non-operating income	229	179	2,190
Interest expense, net of capitalized interest	(103,093)	(70,239)	(52,476)
Gain on sale of equity securities	—	12,914	—
Impairment of investment in equity securities	—	—	(29,088)
Loss on early extinguishment of debt	(1,852)	(9,467)	—
Loss from continuing operations before income taxes	(52,490)	(80,842)	(177,041)
Income tax benefit (expense)	12,873	558	(44,890)
Loss from continuing operations	(39,617)	(80,284)	(221,931)
Income (loss) from discontinued operations, net of income taxes	16,198	(178,018)	(100,666)
Net loss	$(23,419)	$(258,302)	$(322,597)
Net loss per common share—basic
Loss from continuing operations	$(0.65)	$(1.34)	$(3.70)
Income (loss) from discontinued operations, net of income taxes	0.27	(2.96)	(1.68)
Net loss per common share—basic	$(0.38)	$(4.30)	$(5.38)
Net loss per common share—diluted
Loss from continuing operations	$(0.65)	$(1.34)	$(3.70)
Income (loss) from discontinued operations, net of income taxes	0.27	(2.96)	(1.68)
Net loss per common share—diluted	$(0.38)	$(4.30)	$(5.38)
Number of shares—basic	60,872	60,056	59,966
Number of shares—diluted	60,872	60,056	59,966
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$194,925	$123,431
Accounts receivable, net of allowance for doubtful accounts of $2,810 and $4,415	19,318	13,756
Inventories	7,787	6,313
Prepaid expenses and other assets	17,166	15,412
Assets of discontinued operations held for sale	60,120	96,403
Total current assets	299,316	255,315
Restricted cash	6,452	7,149
Land, buildings, riverboats and equipment (Note 1)
Land and land improvements	259,402	210,810
Buildings, riverboats and improvements	1,290,820	1,070,812
Furniture, fixtures and equipment	464,427	412,159
Construction in progress	47,111	304,353
	2,061,760	1,998,134
Less: accumulated depreciation	(588,145)	(498,159)
	1,473,615	1,499,975
Assets held for sale	—	1,661
Goodwill (Note 1)	16,742	16,742
Intangible assets, net (Note 1)	18,516	30,017
Other assets, net	69,153	29,620
Deferred income taxes (Note 4)	—	3,377
	$1,883,794	$1,843,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,472	$71,987
Accrued interest	21,290	21,267
Accrued compensation	47,164	41,077
Accrued taxes	17,426	17,217
Other accrued liabilities	50,886	49,922
Deferred income taxes	3,287	1,274
Current portion of long-term debt (Note 3)	95	88
Liabilities of discontinued operations held for sale	5,425	36,754
Total current liabilities	174,045	239,586
Long-term debt less current portion (Note 3)	1,176,622	1,063,283
Other long-term liabilities	22,204	46,578
Deferred income taxes (Note 4)	3,553	—
Total liabilities	1,376,424	1,349,447
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 61,592,135 and 60,079,686 shares outstanding, net of treasury shares	6,360	6,209
Additional paid-in capital	1,032,548	1,014,233
Accumulated deficit	(511,798)	(488,379)
Accumulated other comprehensive income (loss)	350	(17,564)
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)
Total stockholders’ equity	507,370	494,409
	$1,883,794	$1,843,856
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2010, 2009 and 2008
(amounts in thousands)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2008	$6,190	$989,589	$92,520	$(15,850)	$(20,090)	$1,052,359
Net loss	—	—	(322,597)	—	—	(322,597)
Foreign currency translation loss	—	—	—	(2,393)	—	(2,393)
Post-retirement benefit obligations	—	72	—	(1,203)	—	(1,131)
Total comprehensive loss						(326,121)
Share-based compensation	—	9,162	—	—	—	9,162
Common stock option exercises	9	697	—	—	—	706
Realized loss on marketable securities available for sale	—	—	—	3,341	—	3,341
Tax benefit from stock option exercises	—	(101)	—	—	—	(101)
Balance as of December 31, 2008	$6,199	$999,419	$(230,077)	$(16,105)	$(20,090)	$739,346
Net loss	—	—	(258,302)	—	—	(258,302)
Foreign currency translation loss	—	—	—	(2,294)	—	(2,294)
Post-retirement benefit obligations	—	—	—	835	—	835
Total comprehensive loss						(259,761)
Share-based compensation	—	14,270	—	—	—	14,270
Common stock option exercises	10	544	—	—	—	554
Balance as of December 31, 2009	$6,209	$1,014,233	(488,379)	$(17,564)	$(20,090)	$494,409
Net loss	—	—	(23,419)	—	—	(23,419)
Foreign currency translation gain	—	—	—	17,079	—	17,079
Post-retirement benefit obligations	—	226	—	835	—	1,061
Total comprehensive loss						(5,279)
Share-based compensation	—	6,306	—	—	—	6,306
Common stock option exercises	139	10,715	—	—	—	10,854
Common stock issuance	12	1,068	—	—	—	1,080
Balance as of December 31, 2010	$6,360	$1,032,548	$(511,798)	$350	$(20,090)	$507,370
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(23,419)	$(258,302)	$(322,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	114,083	105,157	118,262
Impairment of goodwill	—	—	28,543
Impairment of indefinite-lived intangible assets	11,500	1,850	41,387
Impairment of land and development costs	23,662	188,409	227,954
Impairment of buildings, riverboats and equipment	366	16,492	24,598
Loss (gain) on sale of assets	(992)	1,735	3,155
Other write-downs, reserves and recoveries, net	5,304	(58)	1,513
Gain on sale of equity securities	—	(12,914)	—
Impairment of investment in equity securities	—	—	29,088
Provision for bad debts	399	2,496	3,392
Amortization of debt issuance costs	6,695	6,533	4,888
Share-based compensation expense	6,306	13,934	9,162
Change in income taxes	(7,477)	5,925	(23,068)
Loss on early extinguishment of debt	1,852	9,467	—
Tax benefit from stock option exercises	—	—	(101)
Advances of insurance claims in excess of book value	—	—	2,018
Changes in operating assets and liabilities:
Receivables	(4,430)	1,204	(3,492)
Prepaid expenses and other	25	(1,076)	(250)
Other long-term assets	(5,040)	3,693	(3,220)
Accounts payable	(19,286)	11,167	(11,364)
Other accrued liabilities	1,402	15,245	150
Accrued interest	23	10,257	(126)
Other long-term liabilities	(22,290)	(979)	(547)
Net cash provided by operating activities	88,683	120,235	129,345
Cash flows from investing activities:
Capital expenditures and land additions	(157,537)	(226,445)	(306,044)
Other investing activities	—	(65)	—
Proceeds from sale of equity securities	—	23,674	—
Proceeds from sale of property and equipment	14,901	428	561
Change in restricted cash	1,508	(2)	(582)
Baton Rouge escrow deposit	(25,000)	—	—
Kansas City application deposit	—	—	(25,000)
Kansas City application refund	—	—	25,000
Net proceeds from sale of discontinued operations	35,477	—	—
Net cash used in investing activities	(130,651)	(202,410)	(306,065)
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
(amounts in thousands)

	For the year ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Proceeds from Credit Facility	165,379	117,219	241,766
Repayments under Credit Facility	(202,298)	(232,066)	(140,000)
Proceeds from of 8.625% Senior Notes due 2017	—	443,687	—
Proceeds from 8.75% Senior Subordinated Notes due 2020	350,000	—	—
Repayment of 8.75% Senior Subordinated Notes due 2013	—	(139,329)	—
Repayment of 8.25% Senior Subordinated Notes due 2012	(200,000)	(76,547)	—
Debt issuance and other financing costs	(16,849)	(16,787)	(510)
Proceeds from common stock options exercised	10,854	554	706
Proceeds from issuance of common stock	1,080	—	—
Payment on other secured and unsecured notes payable	(8)	(103)	(87)
Proceeds from other secured and unsecured notes payable	—	—	20
Net cash provided by financing activities	108,158	96,628	101,895
Effect of exchange rate changes on cash and cash equivalents	(379)	(589)	(587)
Increase (decrease) in cash and cash equivalents	65,811	13,864	(75,412)
Cash and cash equivalents at the beginning of the year	129,576	115,712	191,124
Cash and cash equivalents at the end of the year	$195,387	$129,576	$115,712

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$95,876	$53,471	$47,596
Cash payments (refunds) related to income taxes, net	(7,305)	127	4,281
Increase (decrease) in construction related deposits and liabilities	(30,032)	14,935	(15,147)
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L'Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“River City Casino” and “Lumière Place Casino and Hotels”). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

In the first quarter of 2010, we made the decision to sell our Argentina operations and our Atlantic City entities. In the second quarter of 2010, we completed the sale of our Argentina operations and closed our President Casino located in St. Louis, Missouri. We have classified the related assets and liabilities of all of these operations as held for sale in our Consolidated Balance Sheets and have included the results in discontinued operations. For further information, see Note 7, Dispositions, Discontinued Operations and Discontinued Development Opportunities.

We are also developing a casino-hotel in Baton Rouge, Louisiana, which is subject to various regulatory approvals. Because of low Mississippi River water levels, we are currently unable to move the casino vessel hulls to our construction site. As a result, management currently expects the opening of our Baton Rouge project to be delayed beyond December 2011 until the first quarter of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels.

Subsequent to year end, in January 2011, we completed the purchase of all of the assets of River Downs racetrack in southeast Cincinnati, Ohio for approximately $45 million. This asset purchase, which was funded with cash on hand, positions us to benefit from the possible legalization of video lottery terminals ("VLTs") at Ohio's racetracks. If VLTs become operational, we plan to invest in and revitalize River Downs to develop a new gaming, racing and entertainment destination facility.
Principles of Consolidation The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the periods reflect all adjustments that management considers necessary for a fair presentation of operating results. The Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and mychoice customer rewards programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the categorization of assets and liabilities into three levels based upon assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data.

We measure our liability for deferred compensation on a recurring basis. As of December 31, 2010, our liability had a balance and fair value of $1.6 million and was valued using Level 1 inputs.
For each major category of assets and liabilities measured at fair value on a nonrecurring basis during the period, the authoritative guidance requires disclosures about the fair value measurements. As of December 31, 2010, our assets that are measured at fair value on a non-recurring basis are described in the table below. These assets were reviewed for fair value in connection with our impairment analysis, and were valued using both the income approach and cost approach, which is discussed further in Notes, 2, 8 and 9.

	Balance	Level 1	Level 2	Level 3
	(in millions)
Long-lived assets held and used (a)	$0.3	$—	$0.3	$—
Other assets	4.8	—	—	4.8
Total assets at fair value	$5.1	$—	$0.3	$4.8

(a)	Amount relates to the remaining asset associated with our former operation in The Bahamas and is discussed in detail in Note 7.
Available-for-Sale Securities At December 31, 2008, we owned 1.2 million shares of common stock in Ameristar Casinos, Inc., a competitor, with a fair value of $10.8 million. During 2008, the decline in market value was considered "other-than-temporary" and an impairment charge of $29.1 million was recorded in the Consolidated Statement of Operations for the year ended December 31, 2008. The fair value was determined using "Level 1" inputs. During the second quarter of 2009, we sold all such securities for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Cash and Cash Equivalents Cash and cash equivalents totaled approximately $194.9 million and $123.4 million at December 31, 2010 and 2009, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value.
Accounts Receivable Accounts receivable consist primarily of casino, hotel and other receivables, net of an allowance for doubtful accounts of $2.8 million and $4.4 million as of December 31, 2010 and 2009, respectively. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. We extend casino credit to approved customers in states where it is permitted following background checks and investigations of creditworthiness.
Inventories Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.
Restricted Cash Long-term restricted cash at December 31, 2010 and 2009 consists primarily of an indemnification trust deposit of approximately $5.7 million for both periods.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $44.8 million at December 31, 2010 and $45.3 million at December 31, 2009. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at December 31, 2010 relates primarily to our Baton Rouge project and construction in progress at December 31, 2009 related primarily to our River City Casino, which opened on March 4, 2010. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Depreciation expense	$112.0	$99.2	$105.9
Capitalized Interest	$4.1	$13.8	$24.9
We expense maintenance and repairs costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats or equipment are included in the determination of income.
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
Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. There were no impairments to goodwill in 2010 and 2009. We recorded impairments to goodwill of $9.9 million for year ended December 31, 2008. For a more detailed description of the impairments to goodwill, see Note 8.
Non-amortizing intangible assets consist primarily of gaming licenses. We recorded impairments to non-amortizing intangible assets of $11.5 million and $41.4 million for the years ended December 31, 2010 and 2008, respectively. For a more detailed description of the impairments to non-amortizing intangible assets, see Note 8.
Unamortized Debt Issuance Cost Debt issuance costs include debt discounts or premiums and other costs incurred in connection with the issuance of debt and are capitalized and amortized to interest expense using the straight-line method, which approximates the effective interest method. Such amortization periods range from five years for our previous revolving credit facility to ten years for the 8.75% senior subordinated notes due 2020 (see Note 3). Unamortized debt issuance costs were $32.1 million and $23.6 million at December 31, 2010 and 2009, respectively, and are included in “Other assets, net” on our Consolidated Balance Sheets. Amortization of debt issuance costs included in interest expense was $6.7 million, $6.5 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Self-Insurance Accruals We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. At December 31, 2010 and 2009, we had total self-insurance accruals of $17.6 million and $14.6 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets. In estimating those costs, we consider historical loss experience and make judgments about the expected levels of costs per claim. These claims are accounted for based on actuarial estimates of the undiscounted claims, including those claims incurred but not reported. We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals; however, changes in health care costs, accident frequency and severity and other factors can materially affect the estimate for these liabilities. We continually monitor the potential for changes in estimates, evaluate our insurance accruals and adjust our recorded provisions accordingly.
The mychoice Customer Loyalty Program The mychoice customer loyalty program offers incentives to customers who gamble at our casinos throughout the United States. Under the program, customers are able to accumulate reward points over time that they may redeem at their discretion under the terms of the program. The customer’s reward points balance will be forfeited if the customer does not earn a reward point over the prior 12-month period. As a result of the ability of the customer to accumulate reward points, we accrue the expense of reward points, after consideration of estimated breakage, as they are earned. The estimated cost to provide products and services upon redemption of reward points is expensed as the reward points are earned and is included in “Gaming” expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with reward points, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which reward points will be redeemed. We use historical data to assist in the determination of estimated accruals. Approximately $5.7 million was accrued for both years ended December 31, 2010 and 2009, for the cost of anticipated mychoice reward point redemptions, which is included in “Other accrued liabilities” in our Consolidated Balance Sheets.
In addition to reward points, customers at certain of our properties can earn points based on play that are redeemable in cash (“cash-back points”). In 2008, certain of our properties introduced a modification to the cash-back program whereby points are redeemable in playable credits at slot machines where, after one play-through, the credits can be cashed out. We accrue the cost of cash-back points, after consideration of estimated breakage, as they are earned. The cost is recorded as contra-revenue and included in “Gaming” revenues on our Consolidated Statements of Operations. At December 31, 2010 and 2009, the liability related to outstanding cash-back points, which is based on historical redemption activity, was $3.9 million and $4.4 million, respectively, which is included in “Other accrued liabilities” in our Consolidated Balance Sheets.
Income Taxes Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent of being realized. Uncertain tax positions are reviewed each balance sheet date. Liabilities recorded as a result of this analysis are classified as current or long-term based on the timing of expected payment. See Note 4, Income Taxes, for additional information.
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
Revenues in the accompanying Consolidated Statements of Operations are net of the retail value of hotel rooms, food and beverage and other items provided to patrons on a complimentary basis. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations are $105.8 million, $102.4 million and $94.0 million for 2010, 2009 and 2008, respectively. The estimated cost of providing these promotional allowances , which is included in gaming expenses, was $71.4 million, $73.0 million and $69.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming expense in the Consolidated Statements of Operations. These taxes totaled approximately $283.3 million, $257.6 million and $251.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Advertising Costs Advertising costs are expensed as incurred. Such costs included in "Gaming" expenses on the accompanying Consolidated Statements of Operations were $22.7 million, $23.3 million and $25.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Advertising costs included in pre-opening and development expense were $3.0 million, $1.3 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Pre-opening and Development Costs Pre-opening costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real-estate taxes and similar costs prior to opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects. Pre-opening and development costs are expensed as incurred and for the fiscal years ended December 31, 2010, 2009 and 2008 consist of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
River City	$9.9	$8.0	$6.1
Baton Rouge	1.2	5.8	7.5
Sugarcane Bay	1.5	2.0	3.2
Other (a)	1.3	0.8	20.9
Total pre-opening and development costs	$13.9	$16.6	$37.7

(a)
For the year ended December 31, 2008, other pre-opening and development included costs associated with the phased opening of our hotels at Lumière Place, costs associated in a proposal for a new gaming complex in Kansas City, Kansas, which we withdrew in 2008, and support of the Missouri Proposition A Initiative, which was approved in November 2008.

Other non-operating income Other non-operating income consists primarily of interest income earned on investments. Interest income has decreased during the year ended December 31, 2010 compared to the prior-year period primarily due to lower short-term interest rates in the current period. We utilize conservative investment options, resulting in low levels of interest income relative to surplus cash.
Construction-Period Lease Costs Construction-period lease costs primarily occur when we enter into a lease arrangement whereby rent is not scheduled to be paid until the opening of a new facility. We expense construction-period lease costs once possession and control of the leased asset has passed to us, regardless of the timing of cash rent obligations, and the construction-period lease cost can be reasonably estimated. Simultaneous with the recording of the lease cost, we record a deferred rent obligation until cash rent obligations commence. At such time, the liability will be amortized as a reduction in rent expense for the remainder of the lease term.
Comprehensive Loss Comprehensive loss is the sum of the Net Loss and other comprehensive loss, which includes translation adjustments, unrealized loss on marketable securities available for sale and post-retirement plan benefit obligations.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Net loss	$(23.4)	$(258.3)	$(322.6)
Foreign currency translation gain (loss) (a)	17.1	(2.3)	(2.4)
Post-retirement plan benefit obligation, net of income taxes (b)	1.0	0.8	(1.1)
Comprehensive loss	$(5.3)	$(259.8)	$(326.1)

(a)	Foreign currency translation gain (loss) relates to our Argentina operations, which was sold during the year ended December 31, 2010.

(b)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan, both of which are discussed in Note 6.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of the issuance. We calculate the effect of dilutive securities using the treasury stock method. As of December 31, 2010 and 2009, our share-based awards issued under our 2005 Equity and Performance Incentive Plan consisted of grants of common stock options, restricted stock units and phantom stock units.
For the years ended December 31, 2010, 2009 and 2008, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is zero (anti-dilutive). As a result, basic earnings per share is equal to diluted earnings per share for the years ended December 31, 2010, 2009 and 2008. Options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 620,556, 1,126,340 and 547,900 for the years ended December 31, 2010, 2009 and 2008, respectively.
Reclassifications Certain reclassifications of prior year amounts have been made to conform to the December 31, 2010 presentation. These reclassifications had no effect on our net income as previously reported.

Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance regarding disclosures about fair value measurements. An entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers and additional disclosure is required regarding purchases, sales, issuances and settlements of Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have, and is not expected to have, a material effect on our Consolidated Financial Statements.

In April 2010, the FASB issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which guidance requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011 and expect to reduce our progressive jackpot liability by approximately $4.0 million and record a corresponding credit to our beginning retained earnings account.
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

Note 2—Land, Buildings, Riverboats and Equipment
Impairment of land and development costs consists of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Sugarcane Bay	$19.1	$20.9	$9.2
Baton Rouge	4.6	0.7	4.9
Other	—	5.4	15.7
Impairment of land and development costs	$23.7	$27.0	$29.8

In April 2010, we canceled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, during the year ended December 31, 2010, we recorded an impairment charge of $19.1 million, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. We are involved in pending litigation in regards to one additional contract, and other related matters, and expect to incur additional costs, which amounts are estimated to be between $100,000 and $10 million.

In September 2010, we expanded the scope and budget for our casino and hotel development currently under construction in Baton Rouge, Louisiana from $250 million to $357 million (excluding land acquisition costs and capitalized interest). As a result of the increased scope and budget of the Baton Rouge project, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million during the year ended December 31, 2010.

In 2009, we re-evaluated the scope and design of our Sugarcane Bay and Baton Rouge projects. As a result of these changes, previously capitalized development costs of $20.9 million associated with the prior Sugarcane Bay design were fully impaired and certain of the capitalized design components of the Baton Rouge project totaling $0.7 million were impaired.

In addition, in 2009 due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno. As a result, we tested all long-lived assets at the property for recoverability using a cost approach. As a result of these tests, we recorded impairment charges of $2.9 million related to our land holdings. Also in 2009, we determined a triggering event had occurred for excess land held in St. Louis, Missouri. As a result, we tested the land for recoverability using a sales comparison approach. As a result of these tests, we recorded impairment charges of $2.1 million.
During 2008, the continuing economic downturn and constrained capital markets contributed to a severe decline in value of most gaming stocks and gaming assets. As a result, we determined that a triggering event occurred. Given the deterioration in commercial real estate values, and uncertainties surrounding our access to sufficient resources to adequately finance our development pipeline at that time, all development project land holdings and related capitalized costs were reviewed for recoverability in connection with the preparation of the Consolidated Financial Statements for 2008. As a result of these tests, we determined that certain land holdings and related capitalized costs were impaired and recorded charges totaling $29.8 million as of December 31, 2008.
Impairment of buildings, riverboats and equipment consists of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Boomtown Reno	$—	$7.4	$7.7
Corporate jet	—	8.7	—
Other	0.4	0.4	5.0
Impairment of buildings, riverboats and equipment	$0.4	$16.5	$12.7
During 2010, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business.
During 2009, we listed our corporate jet for sale. We incurred an impairment charge of $8.7 million as the carrying amount exceeded the fair value.
Due to the poor economic climate and prospective financial performance outlook in Reno, we determined a triggering event occurred for Boomtown Reno during the fourth quarter of 2009. As a result, we tested all long-lived assets at Boomtown Reno for recoverability using a combination of a market and cost approach. As a result of these tests, we determined that certain buildings and equipment were impaired and as of December 31, 2009, we recorded impairment charges of $7.4 million.
During 2008, we determined a triggering event occurred for Boomtown Reno due to poor operating performance and a poor prospective financial performance outlook. As a result, we determined certain buildings, riverboats and equipment were impaired and as of December 31, 2008, we recorded impairment charges of $7.7 million. In addition, during 2008 we incurred impairment charges of $4.5 million related to two idle riverboats acquired in 2006.

Note 3—Long-Term Debt
Long-term debt at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
	(in millions)
Senior Secured Credit Facility	$—	$36.9
8.75% Senior Subordinated Notes due 2020	350.0	—
8.625% Senior Notes due 2017	444.5	443.9
8.25% Senior Subordinated Notes due 2012	—	200.9
7.50% Senior Subordinated Notes due 2015	381.5	380.8
Other secured and unsecured notes payable	0.7	0.9
	1,176.7	1,063.4
Less current maturities	(0.1)	(0.1)
	$1,176.6	$1,063.3
Senior Secured Credit Facility On February 5, 2010, we entered into an amended and restated credit agreement for a $375 million revolving credit facility (the “Credit Facility”), which matures on March 31, 2014. As of December 31, 2010, we had no borrowings outstanding under the Credit Facility, and had $9.3 million committed under letters of credit for various self-insurance programs.

In September 2010, we announced an expanded scope and budget for our Baton Rouge project. As a result of these revisions, we amended our Credit Facility on October 28, 2010. We increased the capital expenditures limit for the Baton Rouge project from $235 million to $375 million. In addition, the definition of commencement of construction was amended, with respect to the Baton Rouge project, to provide for the spending from and after January 1, 2010 of an amount greater than $100 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest). Prior to the amendment, the definition of commencement of construction for the Baton Rouge project provided for the spending from and after January 1, 2010 of an amount greater than $25 million (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).
8.75% Senior Subordinated Notes due 2020 On May 6, 2010, we closed an offering of $350 million in aggregate principal amount of new 8.75% senior subordinated notes due 2020 (the “8.75% Notes”). The 8.75% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million. Using the net proceeds, we redeemed all of our 8.25% senior subordinated notes due 2012, of which $200 million in aggregate principal amount was outstanding, and repaid $80 million in revolving credit borrowings under the Credit Facility. The remaining net proceeds from the offering are expected to be used for general corporate purposes, including the funding of our Baton Rouge project.
8.625% Senior Notes due 2017 In August 2009, we closed an offering of $450 million in aggregate principal amount of new 8.625% senior unsecured notes due 2017 (“8.625% Notes”). The 8.625% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price of 98.597% of par to yield 8.875% to maturity, with interest payable on August 1 and February 1, beginning February 2010. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $434 million. Net proceeds from the offering were used to repurchase $75.0 million in aggregate principal amount of our 8.25% senior subordinated notes due 2012 ("8.25% Notes"); repurchase or redeem $135 million in aggregate principal amount of our 8.75% senior subordinated notes due 2013; and repay approximately $206 million in revolving credit borrowings under our Credit Facility. We have used the remaining net proceeds from the offering for general corporate purposes.
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
7.50% Senior Subordinated Notes due 2015 In June 2007 we issued $385 million in aggregate principal amount of 7.50% Notes, which notes were issued at 98.525% of par. As of December 31, 2010, the aggregate principal amount of 7.50% Notes outstanding is $385 million.
The 8.625% Notes, 7.50% Notes and 8.75% Notes are redeemable, at our option, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value):

8.75% Notes Redeemable		7.50% Notes Redeemable		8.625% Notes Redeemable
	At a		At a		At a
	percentage		percentage		percentage
On or after	of par	On or after	of par	On or after	of par
May 15,	equal to	June 15,	equal to	August 1,	equal to
2015	104.375%	2011	103.750%	2013	104.313%
2016	102.917%	2012	101.875%	2014	102.156%
2017	101.458%	2013 and thereafter	100.000%	2015 and thereafter	100.000%
2018 and thereafter	100.000%
All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.
Our indentures governing our 8.625% Notes, 7.50% Notes, and 8.75% Notes and our Credit Facility limit the amount of dividends that we are permitted to pay.
Loss on early extinguishment of debt During 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility and the early retirement of our

8.25% Notes. During 2009, we used the proceeds of the 8.625% Notes for the early payment of debt, which resulted in a write-off of $9.5 million in call or tender premiums, unamortized debt issuance and other costs.
Fair Value of Financial Instruments The estimated fair value of our long-term debt at December 31, 2010 was approximately $1.3 billion, versus its book value of $1.2 billion.  At December 31, 2009, the estimated fair value was approximately $1.0 billion, versus its book value of $1.1 billion.  The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about December 31, 2010 and December 31, 2009 and the fair value of our credit facility was based on estimated fair values of comparable debt instruments on or about December 31, 2010.
Annual Maturities As of December 31, 2010, annual maturities of secured and unsecured notes payable are as follows:

Year ending December 31:	(in millions)
2011	$0.1
2012	0.1
2013	0.1
2014	0.1
2015	385.1
Thereafter	800.2
1,185.7
Difference between principal at maturity and unamortized net debt issuance discount	(9.1)
Long-term debt, including current portion	$1,176.6

Note 4—Income Taxes
The composition of our income tax expense (benefit) from continuing operations for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2010:
U.S. Federal	$(26.3)	$15.1	$(11.2)
State	1.6	(3.3)	(1.7)
	$(24.7)	$11.8	$(12.9)
Year ended December 31, 2009:
U.S. Federal	$0.5	$(5.9)	$(5.4)
State	6.2	(1.4)	4.8
	$6.7	$(7.3)	$(0.6)
Year ended December 31, 2008:
U.S. Federal	$5.5	$41.3	$46.8
State	2.4	(4.3)	(1.9)
	$7.9	$37.0	$44.9

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2010		2009		2008
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax benefit at the statutory rate	(35.0)%	$(18.4)	(35.0)%	$(28.3)	(35.0)%	$(62.0)
State income taxes, net of federal tax benefits	(5.9)%	(3.1)	2.2%	1.7	(1.4)%	(2.5)
Non-deductible expenses and other	1.4%	0.8	2.5%	2.0	7.1%	12.5
Dividend income from foreign subsidiary	3.5%	1.8	—%	—	—%	—
Reversal of reserves for unrecognized tax benefits	(4.0)%	(2.1)	1.5%	1.2	0.1%	0.1
Credits	(13.7)%	(7.2)	(2.5)%	(2.0)	(0.9)%	(1.5)
Change in valuation allowance/reserve of deferred tax assets	29.2%	15.3	30.6%	24.8	55.5%	98.3
Income tax (benefit) expense from continuing operations	(24.5)%	$(12.9)	(0.7)%	$(0.6)	25.4%	$44.9
The following table shows the allocation of income tax (expense) benefit between continuing operations, discontinued operations and equity:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Loss from continuing operations before income taxes	$(52.5)	$(80.9)	$(177.0)
Income tax benefit (expense) allocated to continuing operations	12.9	0.6	(44.9)
Loss from continuing operations	(39.6)	(80.3)	(221.9)
Income (loss) from discontinued operations before income taxes	27.0	(174.7)	(168.0)
Income tax benefit (expense) allocated to discontinued operations	(10.8)	(3.3)	67.3
Income (loss) from discontinued operations	16.2	(178.0)	(100.7)
Net loss	$(23.4)	$(258.3)	$(322.6)
Income tax benefit allocated to additional paid in capital	$—	$—	$—
Income tax benefit (expense) allocated to other comprehensive income	$—	$—	$(1.4)

At December 31, 2010 and 2009, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2010	2009
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$3.8	$3.5
Bad debt allowance	2.2	2.9
Legal and merger costs	4.5	4.2
Other	6.9	7.4
Less valuation allowance	(17.2)	(15.4)
Total deferred tax assets—current	0.2	2.6
Deferred tax liabilities—current:
Prepaid expenses	(3.2)	(2.4)
Other	(0.2)	(0.2)
Total deferred tax liabilities—current	(3.4)	(2.6)
Net current deferred tax assets (liabilities)	$(3.2)	$—
Deferred tax assets—non-current:
Federal tax credit carry-forwards	$21.2	$8.1
Federal net operating loss carry-forwards	71.7	21.9
State net operating loss carry-forwards	9.9	3.7
Capital loss carry-forward	4.6	6.5
Los Angeles Revitalization Zone tax credits	4.3	4.3
Deferred compensation	4.6	4.5
Pre-opening expenses capitalized for tax purposes	10.1	12.9
Stock options expense—book cost	16.5	14.4
Unrealized loss on equity securities	1.6	—
Fixed assets	45.8	101.5
Other	6.5	11.1
Less valuation allowance	(196.3)	(182.7)
Total deferred tax assets—non-current	0.5	6.2
Deferred tax liabilities—non-current:
Intangible assets	(4.1)	(4.1)
Other	—	—
Total deferred tax liabilities—non-current:	(4.1)	(4.1)
Net non-current deferred tax assets (liabilities)	$(3.6)	$2.1
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	For the years ended December 31
	2010	2009
	(in millions)
Total deferred tax assets	$214.2	$207.0
Less valuation allowances	(213.4)	(198.1)
Less total deferred tax liabilities	(7.6)	(6.8)
Net deferred tax asset (liabilities)	$(6.8)	$2.1
During the year ended December 31, 2010, we established additional non-cash deferred tax asset valuation allowances totaling $15.3 million with respect to the realization of deferred tax assets.
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
We have reported a cumulative U.S. pretax accounting loss for the years 2008 through 2010. Considering the likelihood of realization of deferred tax assets, we reached the determination that a valuation allowance was appropriate. Management assesses the realizability of the deferred tax assets based on the criteria of authoritative guidance each reporting period. If future events differ from management’s estimates, the valuation allowance may be changed in future years. No valuation allowance was placed on certain state deferred tax assets that are believed to be more likely than not to be fully realized.
As of December 31, 2010, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.2 million, General Business Credit (“GBC”) carry-forwards of $13.4 million and Foreign Tax Credit (“FTC”) carry-forwards of $6.0 million. The FTC and GBC carry-forwards will expire in 2011 through 2030, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2010, we have $205 million of federal net operating losses which can be carried forward 20 years and will expire in 2030. We also have $184.2 million of state net operating loss carry-forwards, predominantly in Louisiana and New Jersey, which expire on various dates beginning in 2012.
We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2009 and state income tax examinations for tax years prior to 2000. In 2008, the Indiana Department of Revenue commenced an income tax examination of our Indiana income tax filings for the 2005 to 2007 period. During June of 2009, we received an informal notification from the field agent for the Indiana Department of Revenue challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. In February 2010, we received a revised proposed assessment in the amount of $7.3 million excluding interest and penalties. We have timely filed a protest. In September 2010, a hearing was held and the outcome is still pending. We believe that we have adequately provided for the potential outcome.

During 2010, the Company's federal tax return was examined by the Internal Revenue Service (“IRS”) for the years 2006 through 2008, and the audit was concluded with no adjustment. The Company received a letter from the congressional Joint Committee on Taxation on September 1, 2010, approving the no change audit conclusion for the 2006 through 2008 tax years.
As of December 31, 2010, we had $3.5 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2010, we accrued approximately $0.1 million of interest related to unrecognized tax benefits and had $0.6 million of cumulative interest accrued as of the end of the year. No penalties were accrued for in any years. It is reasonably possible that the total amounts of unrecognized tax benefits may decrease by approximately $1.0 million to $2.0 million during the next twelve months.
The following table summarizes the activity related to uncertain tax benefits for 2010 and 2009, excluding any interest or penalties:

	2010	2009
	(in millions)
Balance at January 1	$19.5	$22.3
Gross increases - tax positions in prior periods	—	2.2
Gross decreases - tax positions in prior periods	(8.3)	(5.0)
Gross decreases - tax positions in current period	(0.6)	—
Statute of limitation expirations	(2.4)	—
Balance as of December 31	$8.2	$19.5

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, a hotel in Atlantic City, office equipment and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2010 are as follows:

Period:	(in millions)
2011	$9.7
2012	10.8
2013	8.6
2014	8.2
2015	7.9
Thereafter	505.5
$550.7
Total rent expense for these long-term lease obligations for the years ended December 31, 2010, 2009 and 2008 was $14.5 million, $14.5 million and $15.8 million, respectively.
We lease approximately 148 of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term is through September 2015 and has seven remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.2 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the property on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.
We lease the 242 acres underlying our L’Auberge du Lac property and its related golf course. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $955,000 per year, which amount adjusts annually for changes in the Consumer Price Index.
We previously leased approximately 234 acres of land, on which we planned to build our Sugarcane Bay project. In April 2010, we canceled this project and are currently involved in litigation in regards to this lease, and other related matters. We estimate future costs to be between $100,000 and $10 million.
We lease 56 acres constituting a site in south St. Louis County located approximately 10 miles south of downtown St. Louis, Missouri, where we have built our River City casino. The lease has a term of 99 years. The annual rent for the lease is the greater of $4.0 million or 2.5% of annual adjusted gross receipts, as defined in the agreement. In September 2005, in connection with the commencement of site development activities for the River City casino, we began expensing costs associated with this lease obligation. The non-cash, straight-lined rent expense included in pre-opening and development costs were $0.7 million, $3.8 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
In Atlantic City, we lease a hotel. The lease expires in 2012 and provides for two extension periods at our option through December 2030. Due to the cancellation of our project in Atlantic City, we do not intend to extend this lease. Annual rent is $2.2 million with escalating payments of 11% every five years, which expense is included in loss from discontinued operations on the Consolidated Financial Statements.
We lease approximately 41,000 square feet of corporate office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $1.3 million per year. The lease is for 10 years beginning October 2006, subject to one renewal term of 60 additional months. The annual rent increases 3% annually based on increases in the Consumer Price Index.
We also lease approximately 9,900 square feet of corporate office space for certain corporate services in Las Vegas, Nevada at a base rent of approximately $0.5 million a year. The lease expires June 30, 2014. The annual rent increases 3% a year. We have abandoned this office space and in 2010, we accrued $0.7 million as the fair value of the future costs expected to be incurred without economic benefit.
We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense was $23.9 million, $19.5 million and $21.3 million for the years ended December 31, 2010, 2009 and

2008, respectively, and is included in Gaming Expense on the Consolidated Statements of Operation.

Note 6—Employee Benefit Plans
Share-based Compensation: Our 2005 Equity and Performance Incentive Plan (the “2005 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock and other performance awards to officers, key employees and consultants. The objectives of the 2005 Plan include, among other things, attracting and retaining the most capable personnel and providing for appropriate performance incentives. The 2005 Plan permits the issuance of up to an aggregate of 5.85 million shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plans and Individual Arrangements (both defined below) which are forfeited, expire or otherwise do not result in the issuance of shares of common stock, or are settled for cash or otherwise do not result in the issuance of shares on or after the effective date of the 2005 Plan (collectively, the 2005 Plan, the Prior Plans and the Individual Arrangements are referred to as the “Stock Option Plans”). Shares that are subject to awards of options or stock appreciation rights are counted against the 5.85 million share limit as one share for every one share granted. Shares that are subject to awards other than options or stock appreciation rights are counted against such limit as 1.4 shares for every one share granted.
In addition to the 2005 Plan, we have three stock option plans (the “Prior Plans”) which provided for the issuance of up to approximately 4.4 million shares of the Company’s common stock. In addition, in 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan or the Prior Plans for the purchase of 850,000 common shares, all of which remained outstanding as of December 31, 2010 (the “Individual Arrangements”).
As of December 31, 2010, we have approximately 5.6 million common stock options outstanding, and approximately 320,325 restricted stock units and other share-based awards. There were approximately 2.3 million share-based awards available for grant under the various plans as of December 31, 2010.
Compensation costs related to our share-based payment transactions are measured at fair value on the grant date and recognized in the financial statements over the vesting period during which the employee provides service in exchange for the award. Share-based compensation expense was $6.3 million, $13.6 million and $8.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $15.9 million at December 31, 2010 and the weighted average period over which the costs are expected to be recognized is approximately three years. The economic benefit to the employee may vary from the expense calculated, dependent on movement of the stock price.

The aggregate amount of cash we received from the exercise of stock options was $10.9 million, $0.6 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The associated shares were newly issued common stock.

The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2010	6,342,007	$14.56
Granted	2,356,100	$9.92
Exercised	(1,377,449)	$7.88
Canceled / Forfeited	(1,715,742)	$16.35
Options outstanding at December 31, 2010	5,604,916	$13.69	6.39	$14.9
Vested or expected to vest at December 31, 2010	5,200,506	$13.93	6.28	$13.4
Options exercisable at December 31, 2010	2,937,341	$15.85	5.18	$5.4
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the years ended:

December 31, 2010	$5.73
December 31, 2009	$6.77
December 31, 2008	$14.34
The total intrinsic value of options exercised was $7.2 million, $0.1 million and $0.7 million as of December 31, 2010, 2009 and 2008, respectively.
We use a Black-Scholes option-pricing model in order to calculate the compensation costs of employee share-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free	Expected Life	Expected	Expected
	Interest Rate	at Issuance	Volatility	Dividends
Options granted in the following periods:
2010	2.8%	6.6 years	58.4%	None
2009	3.0%	6.7 years	60.3%	None
2008	3.6%	6.6 years	40.4%	None
The expected volatility was derived from an analysis of both the historic actual volatility of our common stock and the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the expected volatility. We do not currently pay dividends and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. Market disruptions over the past year have caused U.S. Treasuries to trade at historically low rates, augmenting the values calculated using the Black-Scholes model. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, canceled or forfeited.
The status of our unvested shares, which include restricted stock units and other share based awards, as of December 31, 2010 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2010	8,000	$31.11
Granted	343,225	$10.04
Vested	(4,000)	$31.11
Canceled	(26,900)	$8.85
Unvested shares at December 31, 2010	320,325	$10.40

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $2.4 million at December 31, 2010 and the weighted average period over which the costs are expected to be recognized is approximately three years.
401(k)Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $16,500 for 2010. In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution, equal to $5,500 for 2010. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years, of a 25% discretionary match, up to 5% of eligible compensation. For the years ended December 31, 2010, 2009 and 2008, matching contributions to the 401(k) Plan totaled $1.4 million for each year.
Director Phantom Stock Units and Restricted Stock Units: As part of their annual retainer in 2009 and 2008, each director received $10,000 worth of phantom stock units on the date of the annual meeting of stockholders. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason. In addition, any director can elect to receive phantom stock units in lieu of payment of annual retainer and board fees under the Company's Directors Deferred Compensation Plan. Phantom stock units are fully expensed when granted. In addition, in May 2010, the Board of Directors granted each of the directors 4,500 restricted stock units and vest into shares of Pinnacle common stock on a one-for-one basis.
Other Benefit Plans: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, among other things, a portion of their annual base salary and bonus. Participation in the plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation. We do not make matching contributions to the Executive Plan for the benefit of participating employees and the payment of benefits under the plan is an unsecured obligation. The total obligation under the Executive Plan and the cash surrender value of insurance policies are as follow:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Total obligation under Executive plan (a)	$9.3	$11.2	$13.7
Cash surrender value of insurance policies (b)	$(2.2)	$(2.0)	$(2.2)

(a)	Recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

(b)	Recorded in "Other assets, net" in the Consolidated Balance Sheets.
In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of five years. At present, four members of the Board of Directors are over age 70. The benefit obligation is approximately $0.3 million for both years ended December 31, 2010 and 2009, and is recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets.

Note 7—Dispositions, Discontinued Operations and Discontinued Development Opportunities
Discontinued operations for December 31, 2010, 2009 and 2008 consist of our former Casino Magic Argentina operations, the Atlantic City operations, the former President Casino operations, former Casino Magic Biloxi operations and former operations at The Casino at Emerald Bay in The Bahamas

Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million, which amount has been included in income (loss) from discontinued operations, net of income taxes, in the Consolidated Statement of Operations for the year ended December 31, 2010.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale. Included in the assets held for sale are New Jersey Casino Reinvestment Development Authority (“CRDA”) Investments. New Jersey state law provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. Generally, a licensee may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the CRDA. Funds deposited with the CRDA may be used to purchase bonds designated by the CRDA or, under certain circumstances, may be donated to the CRDA in exchange for credits against future CRDA investment obligations. CRDA bonds have terms up to 50 years and bear interest at below market rates. While we do not currently hold a New Jersey casino license, in 2006, we purchased entities that owned a former casino site, which casino was subject to these investment obligations. Our net deposits with the CRDA eligible to be used to fund qualified investments were $15.3 million and $16.3 million as of December 31, 2010 and 2009, respectively.

During 2009, we determined that a triggering event had occurred for our land held in Atlantic City due to the continuing economic downturn of the gaming market in Atlantic City. We tested the carrying value of our land holdings for recoverability using a sales comparison approach, and based on the results of these tests recorded impairment charges of $160.0 million during 2009. In 2008, we also determined a triggering event had occurred due to the economic downturn and constrained capital markets, and we determined that our land holdings in Atlantic City and related capitalized costs were impaired using a sales comparison approach and recorded charges totaling $196.7 million in 2008.

President Casino: During 2009, we proposed to the Missouri Gaming Commission (“MGC”) two separate plans to relocate or replace the Admiral riverboat, on which the President Casino operates, with a newer, larger casino riverboat. We were informed by the MGC that either plan of action would require us to forfeit our license and reapply for a new gaming license in a public bid process open to all interested parties. In January 2010, the MGC issued a preliminary order for disciplinary action that proposed that the MGC revoke the gaming license associated with the President Casino. In March 2010, we agreed to surrender our gaming license related to the President Casino to the MGC and agreed to cease operations on or before July 1, 2010. In exchange, the MGC agreed to withdraw and dismiss the preliminary order for disciplinary action. We closed the President Casino on June 24, 2010, and have reflected the entity in discontinued operations and the remaining assets and liabilities as held for sale. In October 2010, we sold the Admiral Riverboat, on which the President Casino formerly operated.

Due to poor historical performance and prospective financial outlook, as well as communications with the MGC during the fourth quarter of 2009, we determined there was a triggering event requiring review of the President Casino assets during the fourth quarter of 2009. Using a combination of the market and cost approach, we determined certain land holdings were impaired and recorded impairment charges of $1.4 million during the fourth quarter of 2009. In addition, as result of our 2009 annual review of indefinite-lived intangible assets, we fully impaired the gaming license related to the President Casino, which resulted in an impairment charge of $1.9 million for the year ended December 31, 2009.

In 2008, as a result of our annual goodwill impairment testing, we determined the carrying amount of our goodwill associated with the President Casino was fully impaired and recorded a charge of $18.6 million.

Casino Magic Biloxi: Casino Magic Biloxi closed after significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. We have received payments totaling approximately $215 million from our insurers related to this asset. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds. We have no further outstanding insurance claims related to Hurricane Katrina.

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. During the year, we actively marketed the one remaining asset associated with our former Bahamian operation; however, events and circumstances beyond our control extended the period to complete the sale of this asset beyond a year. During the third quarter of 2010, we determined that a triggering event had occurred due to deteriorating local market conditions in the Bahamas. We reviewed the carrying value of our one remaining asset for recoverability using a market approach and recorded an impairment charge of $0.8 million during the third quarter of 2010. The operation continues to be classified as a discontinued operation and the related asset within assets of discontinued operations held for sale. Subsequent to year end, in February 2011 the asset was sold and we recorded a gain on sale of $0.1 million. After this sale, we should incur no continuing costs with this entity.

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Revenues	$29.3	$58.4	$66.7
Operating loss	$(14.5)	$(174.6)	$(170.9)
Interest income	—	0.2	3.5
Other non-operating income	41.5	—	—
Interest expense	—	(0.3)	(0.6)
Income (loss) before income taxes	27.0	(174.7)	(168.0)
Income tax expense	(10.8)	(3.3)	67.3
Income (loss) from discontinued operations	$16.2	$(178.0)	$(100.7)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	December 31,
	2010	2009
	(in millions)
Assets:
Property and equipment, net	$38.0	$57.4
Other assets, net	22.1	39.0
	$60.1	$96.4
Liabilities:
Total liabilities	$5.4	$36.7
Net Assets	$54.7	$59.7

Note 8—Impairment of Goodwill and Indefinite-lived Intangible Assets
Impairment of Goodwill. We review goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As required under authoritative guidance, we utilize the two-step impairment test to identify any potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. As a result of our annual impairment testing, we recorded no impairment charges to goodwill for the years ended December 31, 2010 and 2009.
During 2008, as part of our annual review, the carrying amounts of goodwill associated with Boomtown Reno and the President Casino were fully impaired, as shown in the table below. We utilized the required two-step approach. In Step One, we considered both the income approach and the market approach, and determined the fair value of the reporting unit was less than its carrying value. In Step Two of the impairment test, we determined the implied fair value of goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess of the fair value of the reporting unit over the relative fair value of its assets and liabilities is the implied fair value of goodwill. As a result of this analysis, we recorded impairment charges of $28.5 million, which comprises total accumulated impairments to goodwill. The impairment charges associated with the President Casino are included in income (loss) from discontinued operations.

	Boomtown New Orleans	Boomtown Reno	President Casino	Total

Original value	$16.8	$9.9	$18.6	$45.3
Accumulated impairment charges	—	(9.9)	(18.6)	(28.5)
Net book value at December 31, 2010	$16.8	$—	$—	$16.8

Impairment of Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets include gaming licenses, which are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. As the result of the cancellation of our planned Sugarcane Bay project, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010, which amount comprises impairment of indefinite-lived intangible assets in the Consolidated Statements of Operations for the year ended December 31, 2010.
During the fourth quarter of 2009, we fully impaired the gaming license related to our President Casino, which resulted in an impairment charge of $1.9 million for the year ended December 31, 2009, which amount is included in discontinued operations.
During 2008, we determined the fair value of each of our gaming licenses related to Sugarcane Bay, Baton Rouge and Boomtown Bossier City was less than its respective carrying values, and as a result, for the year ended December 31, 2008, we recorded impairment charges of $20.3 million, $15.4 million, and $5.7 million, respectively.
The following table reflects total accumulated impairment charges for intangible assets.

	Sugarcane Bay	Baton Rouge	Boomtown Bossier City	President Casino	Total
	(in millions)
Original value	$31.8	$23.9	$15.7	$1.9	$73.3
Accumulated impairment charges	(31.8)	(15.4)	(5.7)	(1.9)	(54.8)
Net book value at December 31, 2010	$—	$8.5	$10.0	$—	$18.5

Note 9—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries consist of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Loss on disposal of assets	$2.6	$1.7	$2.6
Gain on sale of land	(2.3)	—	—
Sales tax incremental bonds impairment	0.2	—	—
Legal settlement recoveries	(6.5)	—	—
Other	—	—	1.3
Write-downs, reserves and recoveries, net	$(6.0)	$1.7	$3.9
Loss on disposal of assets During 2010, we sold our corporate jet, two seaplanes and a warehouse and disposed of various slot equipment at our properties for a net loss of $2.6 million. During 2009 and 2008, we sold and disposed of slot machines and equipment at our properties for losses of $1.7 million and $2.6 million, respectively.
Gain on sale of land In July 2006, we closed on the sale of approximately 28 acres of land at our Boomtown Reno property to Cabela’s Retail, Inc. for construction of a branded sporting goods store, which opened in November 2007. As part of this transaction, we also entered into an agreement under which we would sell or lease to Cabela’s, upon its election, an additional parcel of approximately two acres. Our continuing involvement in the two-acre parcel (contiguous to the larger parcel and an integral part of the transaction with Cabela’s) precluded us from recognizing the gain on the sale of the larger parcel until the fourth quarter of 2010, when the two-acre parcel was sold and we recognized a gain of $2.3 million on the transaction.
Sales tax incremental bond impairment A portion of the construction cost of the Cabela’s retail store and certain road access improvements, which also benefited our Boomtown Reno property, were financed through the issuance of sales tax increment bonds through local or state governmental authorities. The bonds are to be serviced by a portion of the sales taxes generated by the Cabela's retail facilities. In April 2010, we purchased $5.3 million face amount of these bonds from Cabela's Retail, Inc. for $5.0 million. During the second quarter of 2010, we recorded an impairment of $0.2 million related to these bonds. The fair value was calculated using discounted cash flows using Level 3 inputs, as there is not an active market for these bonds.

Legal settlement recoveries In March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Other In 2008, we expanded our mychoice rewards program at our L’Auberge du Lac and Belterra properties. In doing so, we disclosed to our customers their reward account balance based on prior play. The disclosure of point balances to our customers resulted in a non-cash charge to establish a liability for such initial amounts.

Note 10—Commitments and Contingencies
Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel ("Lumière Place"), we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay an additional annual service fee of $1.0 million in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.
Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We are required to invest a minimum of $375 million to: (a) construct a gaming and multi-use facility, which has been completed and opened on March 4, 2010; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; (d) develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010; and (e) construct a roadway into the project, which construction is complete. We were required to pay rent in the amount of $2.5 million from May 1, 2009 to March 31, 2010, which amount has been paid. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, to be mutually agreed upon by us and St. Louis County. The second phase must be opened within three years after March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in year two, $4.0 million in year three, $5.0 million in year four and $6.0 million in year five. As a result, the maximum total amount of such liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.
Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made, which are included in “Accrued compensation” and “Other accrued liabilities” on the Consolidated Balance Sheets.
Legal

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. (“Jebaco”) filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah's Operating Co., Inc., Harrah's Lake Charles, LLC, Harrah's Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah's (as successor in interest to the various Players defendants) whereby Harrah's was obligated to pay Jebaco a fee based on the number of patrons entering Harrah's two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah's Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah's, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah's violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah's and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah's by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah's insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco's appeal. On October 30, 2009, the Fifth Circuit affirmed the district court's dismissal of the federal antitrust claims. Jebaco has not yet indicated if it intends to appeal the Fifth Circuit decision. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge dismissed Jebaco's complaint in its entirety. On April 16, 2010, Jebaco moved the civil district court for leave to appeal the dismissal of its claims. On April 23, 2010, the district court granted Jebaco's motion for an order of appeal.  The parties briefed the appeal, and on January 12, 2011 the Louisiana Court of Appeal affirmed the civil district court's judgment of dismissal.  On February 11, 2011, Jebaco filed an application for discretionary review of the Court of Appeal's decision with the Louisiana Supreme Court.

Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against the Company, ACE Gaming, LLC, a wholly owned subsidiary of the Company (“ACE”), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among other things, by failing to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE's obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys' fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.

On March 17, 2010, Madison House moved to dismiss its complaint and ACE's counterclaim without prejudice, which motion was heard on April 28, 2010. The court ruled that it was granting the motion to dismiss Madison House's complaint, without prejudice, but that it was denying the motion to dismiss ACE's counterclaim. The court also ruled that the case would be moved from the Chancery Division to the Law Division. On September 20, 2010, Madison House moved to dismiss ACE's counterclaim, which was heard on October 15, 2010.  On January 13, 2011 the court denied Madison House's motion to dismiss the counterclaim.  While the Company cannot predict the outcome of this litigation, it intends to pursue its counterclaim vigorously.

Union Proceedings: On October 15, 2010, UNITE HERE local 74 (the “Union”) filed unfair labor practice charges with the National Labor Relations Board (the “NLRB”) against Casino One Corporation, a wholly-owned subsidiary of the Company, which is doing business as Lumière Place Casino and Hotels.  The Union alleges that Lumière Place had failed and refused to bargain collectively with the Union.   On January 28, 2011, the NLRB issued a complaint alleging that Lumière Place unlawfully failed to bargain in good faith and unilaterally modified the terms of employment for bargaining unit employees.  A trial before an administrative law judge of the NLRB is scheduled to commence on April 4, 2011.  In addition, Region 14 of the NLRB has requested authorization from the NLRB to seek an injunction in federal district court, requiring compliance with the National Labor Relations Act and restoration of the status quo that existed prior to Lumière Place's alleged unilateral modifications of the terms of employment.  The NLRB seeks an order requiring Lumière Place to bargain in good faith, reinstate work rules, and reinstate with back pay employees who were discharged for violating the modified rules.

On May 11, 2010, a former President Casino employee filed an unfair labor practice charge with the NLRB against (1) Casino One Corporation doing business as Lumière Place; (2) PNK (River City), LLC, a wholly-owned subsidiary of Pinnacle, doing business as River City; (3) President Riverboat Casino-Missouri, Inc., a wholly-owned subsidiary of Pinnacle, doing business as President Casino; and (4) Pinnacle Entertainment, Inc.  The former employee alleges that Lumière Place, River City, President Casino and Pinnacle Entertainment, Inc. are a single employer, which unlawfully refused to hire President Casino employees for River City and Lumière Place. The former employee seeks for herself and all other former President Casino employees (i) employment at River City, (ii) back pay and (iii) lost benefits.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. During June of 2009, the Company received an informal notification from the field agent for the IDR challenging whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment, and proposed a potential assessment of approximately $11 million, excluding interest and penalties, of additional Indiana income taxes. During the fourth quarter of 2009, the Company submitted additional information to the IDR for consideration. On February 9, 2010, the Company received a revised proposed assessment in the amount of $7.3 million, excluding interest and penalties of $2.3 million. On March 17, 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. On September 14, 2010, a hearing was held with the IDR where the Company was given the opportunity to restate the facts and positions. To date, the IDR has not issued any findings.

Indiana State Sales Tax Dispute: In 2002, following a sales and use tax audit of Belterra Casino Resort, we received a proposed assessment for approximately $3.1 million, including interest and penalties. We filed a protest in December 2002. In March 2006, the IDR conducted an administrative hearing of our protest and in April 2006, the IDR denied our protest with respect to nearly the entire assessment. In May 2006, we filed an appeal of the IDR's findings with the Indiana Tax Court and conceded a portion, of which $0.8 million was paid in July 2006. In February 2009, the Indiana Tax Court issued its final determination and concluded that Belterra was not liable for the tax. In April 2009, the IDR filed a Petition to Review with the Indiana Supreme Court. The Indiana Supreme Court heard oral arguments on October 29, 2009. On October 5, 2010, the Indiana Supreme Court reversed the Indiana Tax Court's ruling and ruled against the Company in a 3-2 decision.   Following the Indiana Supreme Court's ruling, we received a final demand in the amount of approximately $3.3 million which the Company promptly paid.  On November 4, 2010, the Company filed a petition for rehearing with the Indiana Supreme Court. On February 9, 2011, we received the Indiana Supreme Court's order affirming its original decision.  However, the Indiana Supreme Court did grant rehearing with respect to the penalty portion, which was $246,000, and remanded that issue back to the Indiana Tax Court.

Other:    We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 11—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary with approximately $10.5 million in cash and cash equivalents as of December 31, 2010; a subsidiary with approximately $66.3 million in cash and cash equivalents as of December 31, 2010; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.625% Notes and 8.75% Notes, as well as our Credit Facility. Our Atlantic City entities do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations
For the year ended December 31, 2010
Revenues:
Gaming	$—	$954.6	$—	$—	$954.6
Food and beverage	—	67.9	—	—	67.9
Other	0.4	75.5	—	—	75.9
	0.4	1,098.0	—	—	1,098.4
Expenses:
Gaming	—	545.4	—	—	545.4
Food and beverage	—	68.7	—	—	68.7
General and administrative and other	42.8	248.2	(0.6)	—	290.4
Depreciation and amortization	5.2	106.9	—	—	112.1
Write downs, reserves, recoveries, and impairments	(5.9)	35.8	(0.4)	—	29.5
	42.1	1,005.0	(1.0)	—	1,046.1
Operating income (loss)	(41.7)	93.0	1.0	—	52.3
Equity earnings of subsidiaries	98.1	2.1	—	(100.2)	—
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)
Interest (expense) and non-operating income, net	(105.7)	2.9	—	—	(102.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(51.2)	98.0	1.0	(100.2)	(52.4)
Management fee & inter-company interest	15.0	(15.0)	—	—	—
Income tax benefit	12.8	—	—	—	12.8
Income (loss) from continuing operations	(23.4)	83.0	1.0	(100.2)	(39.6)
Income from discontinued operations, net of taxes	—	14.5	1.7	—	16.2
Net income (loss)	$(23.4)	$97.5	$2.7	$(100.2)	$(23.4)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2009
Revenues:
Gaming	$—	$857.4	$—	$—	$857.4
Food and beverage	—	57.9	—	—	57.9
Other	0.1	72.3	—	—	72.4
	0.1	987.6	—	—	987.7
Expenses:
Gaming	—	513.9	—	—	513.9
Food and beverage	—	56.7	—	—	56.7
General and administrative and other	56.5	232.7	(2.4)	—	286.8
Depreciation and amortization	5.4	92.7	1.2	—	99.3
Write downs, reserves, recoveries and impairments	—	36.5	8.7	—	45.2
	61.9	932.5	7.5	—	1,001.9
Operating income (loss)	(61.8)	55.1	(7.5)	—	(14.2)
Equity earnings of subsidiaries	(127.1)	2.6	—	124.5	—
Loss on early extinguishment of debt	(9.5)	—	—	—	(9.5)
Interest (expense) and non-operating income, net	(83.9)	13.8	—	—	(70.1)
Gain on sale of equity securities	6.0	—	6.9	—	12.9
Income (loss) from continuing operations before inter-company activity and income taxes	(276.3)	71.5	(0.6)	124.5	(80.9)
Management fee & inter-company interest	17.4	(17.4)	—	—	—
Income tax benefit	0.6	—	—	—	0.6
Income (loss) from continuing operations	(258.3)	54.1	(0.6)	124.5	(80.3)
Income (loss) from discontinued operations, net of taxes	—	(180.5)	2.5	—	(178.0)
Net income (loss)	$(258.3)	$(126.4)	$1.9	$124.5	$(258.3)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2008
Revenues:
Gaming	$—	$844.7	$—	$—	$844.7
Food and beverage	—	58.3	—	—	58.3
Other	0.2	76.2	—	—	76.4
	0.2	979.2	—	—	979.4
Expenses:
Gaming	—	508.7	—	—	508.7
Food and beverage	—	58.9	—	—	58.9
General and administrative and other	59.0	247.1	(0.5)	—	305.6
Depreciation and amortization	5.2	99.7	1.2	—	106.1
Write downs, reserves, recoveries and impairments	9.8	87.3	0.7	—	97.8
	74.0	1,001.7	1.4	—	1,077.1
Operating loss	(73.8)	(22.5)	(1.4)	—	(97.7)
Equity earnings of subsidiaries	(145.2)	4.1	—	141.1	—
Impairment of investment in equity securities	(10.8)	—	(18.2)	—	(29.0)
Interest (expense) and non-operating income, net	(51.4)	(0.1)	1.2	—	(50.3)
Income (loss) from continuing operations before inter-company activity and income taxes	(281.2)	(18.5)	(18.4)	141.1	(177.0)
Management fee & inter-company interest	3.5	(3.5)	—	—	—
Income tax benefit	(44.9)	—	—	—	(44.9)
Income (loss) from continuing operations	(322.6)	(22.0)	(18.4)	141.1	(221.9)
Loss from discontinued operations, net of taxes	—	(100.4)	(0.3)	—	(100.7)
Net income (loss)	$(322.6)	$(122.4)	$(18.7)	$141.1	$(322.6)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2010
Current assets	$84.0	$78.1	$77.2	$—	$239.3
Property and equipment, net	13.0	1,460.1	0.5	—	1,473.6
Other non-current assets	59.3	51.4	—	—	110.7
Investment in subsidiaries	1,585.3	—	—	(1,585.3)	—
Assets of discontinued operations held for sale	—	60.5	0.3	(0.6)	60.2
Inter-company	1.2	—	—	(1.2)	—
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8
Current liabilities	45.1	123.4	0.1	—	168.6
Notes payable, long term	1,176.0	0.7	—	—	1,176.7
Other non-current liabilities	14.3	11.4	—	—	25.7
Liabilities of discontinued operations held for sale	—	5.4	—	—	5.4
Inter-company	—	—	1.2	(1.2)	—
Equity	507.4	1,509.2	76.7	(1,585.9)	507.4
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8

As of December 31, 2009
Current assets	$5.2	$86.9	$66.8	$—	$158.9
Property and equipment, net	16.9	1,472.6	10.5	—	1,500.0
Other non-current assets	50.7	39.1	(1.2)	—	88.6
Investment in subsidiaries	1,576.5	23.3	—	(1,599.8)	—
Assets of discontinued operations held for sale	—	67.8	28.6	—	96.4
Inter-company	—	—	1.2	(1.2)	—
	$1,649.3	$1,689.7	$105.9	$(1,601.0)	$1,843.9
Current liabilities	63.4	139.3	—	—	202.7
Notes payable, long term	1,062.5	0.8	—	—	1,063.3
Other non-current liabilities	29.0	17.7	—	—	46.7
Liabilities of discontinued operations held for sale	—	32.4	4.4	—	36.8
Inter-company	—	—	1.2	(1.2)	—
Equity	494.4	1,499.5	100.3	(1,599.8)	494.4
	$1,649.3	$1,689.7	$105.9	$(1,601.0)	$1,843.9

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
Statements of Cash Flows
For the year ended December 31, 2010
Cash provided by (used in) operating activities	$(32.0)	$160.7	$(40.1)	$—	$88.6
Cash provided by (used in) investing activities
Capital expenditures and other	(0.7)	(175.8)	45.9	—	(130.6)
Cash provided by (used in) investing activities	(0.7)	(175.8)	45.9	—	(130.6)
Cash provided by financing activities
Change in notes payable and other	108.2	—	—	—	108.2
Cash provided by financing activities	108.2	—	—	—	108.2
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash and cash equivalents	75.5	(15.1)	5.4	—	65.8
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$77.0	$41.6	$76.8	$—	$195.4

For the year ended December 31, 2009
Cash provided by (used in) operating activities	$(108.1)	$226.8	$1.5	$—	$120.2
Cash provide by (used in) investing activities
Capital expenditures and other	(3.8)	(221.4)	(1.2)	—	(226.4)
Proceeds from sale of equity securities and other	10.1	0.3	13.6	—	24.0
Cash provided by (used) in investing activities	6.3	(221.1)	12.4	—	(202.4)
Cash provided by (used in) financing activities
Change in notes payable and other	96.6	—	—	—	96.6
Cash provided by (used in) financing activities	96.6	—	—	—	96.6
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash and cash equivalents	(5.2)	5.7	13.3	—	13.8
Cash and cash equivalents, beginning of period	6.7	51.0	58.0	—	115.7
Cash and cash equivalents, end of period	$1.5	$56.7	$71.3	$—	$129.5

For the year ended December 31, 2008
Cash provided by (used in) operating activities	$(102.3)	$236.6	$(5.0)	$—	$129.3
Cash provided by (used in) investing activities
Capital expenditures and other	(9.1)	(277.0)	(4.8)	—	(290.9)
Investment in available for sale securities	0.7	(30.1)	—	—	(29.4)
Change in restricted cash and others	0.2	14.1	—	—	14.3
Cash used in investing activities	(8.2)	(293.0)	(4.8)	—	(306.0)
Cash provided by (used in) financing activities Common stock transactions	101.9	—	—	—	101.9
Cash provided by (used in) financing activities	101.9	—	—	—	101.9
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash and cash equivalents	(8.6)	(56.4)	(10.4)	—	(75.4)
Cash and cash equivalents, beginning of period	15.3	106.0	69.8	—	191.1
Cash and cash equivalents, end of period	$6.7	$49.6	$59.4	$—	$115.7

(a)
The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana-I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (River City), LLC, PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (Ohio), LLC, PNK (Ohio) II, LLC, PNK (Ohio) III, LLC, President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes.

(b)
PNK Development 11, LLC, which as of December 31, 2010 held approximately $66.3 million in cash and cash equivalents, is our only material non-guarantor of the 7.50% Notes, 8.625% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of December 31, 2010.

Note 12—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to loss from continuing operations for the years ended December 31, 2010, 2009 and 2008.

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Revenues:
L’Auberge du Lac	$342.0	$339.0	$342.6
St. Louis (a)	337.1	219.0	174.2
Boomtown New Orleans	139.1	137.7	158.5
Belterra Casino Resort	152.1	161.9	168.6
Boomtown Bossier City	87.9	90.9	88.9
Boomtown Reno	39.8	39.1	46.4
Other	0.4	0.1	0.2
Total Revenue	$1,098.4	$987.7	$979.4
Adjusted EBITDA: (b)
L’Auberge du Lac	$92.9	$79.2	$84.3
St. Louis (a)	62.3	42.0	10.1
Boomtown New Orleans	43.9	37.6	54.2
Belterra Casino Resort	30.0	26.5	29.7
Boomtown Bossier City	20.2	19.2	17.1
Boomtown Reno	0.5	(2.6)	(4.4)
	249.8	201.9	191.0
Corporate expenses (c)	(35.7)	(41.3)	(38.2)
	214.1	160.6	152.8
Other income (expense):
Depreciation and amortization	(112.1)	(99.4)	(106.2)
Pre-opening and development costs	(13.9)	(16.6)	(37.7)
Non-cash share-based compensation	(6.3)	(13.6)	(8.9)
Impairment of goodwill	—	—	(9.9)
Impairment of indefinite-lived intangible assets	(11.5)	—	(41.4)
Impairment of land and development costs	(23.7)	(27.0)	(29.8)
Impairment of buildings, riverboats and equipment	(0.4)	(16.5)	(12.7)
Write-downs, reserves and recoveries, net	6.0	(1.7)	(3.9)
Other non-operating income	0.2	0.2	2.2
Interest expense, net of capitalized interest	(103.0)	(70.2)	(52.5)
Gain on sale of equity securities	—	12.9	—
Impairment of investment in equity securities	—	—	(29.0)
Loss on early extinguishment of debt	(1.9)	(9.5)	—
Income tax benefit (expense)	12.9	0.5	(44.9)
Loss from continuing operations	$(39.6)	$(80.3)	$(221.9)

Capital expenditures
L’Auberge du Lac	$10.7	$5.4	$23.4
St. Louis (a)	77.9	178.9	135.2
Boomtown New Orleans	3.4	5.7	7.6
Belterra Casino Resort	8.6	7.0	5.7
Boomtown Bossier City	3.5	4.2	3.1
Boomtown Reno	0.6	2.0	7.0
Corporate and Other, including new properties (d)	52.8	23.2	124.0
	$157.5	$226.4	$306.0

	December 31,
	2010	2009	2008
	(in millions)
Assets:
L’Auberge du Lac	$314.8	$331.0	$356.2
St. Louis (a)	790.0	507.9	542.8
Boomtown New Orleans	64.0	74.3	75.3
Belterra Casino Resort	188.6	193.6	200.7
Boomtown Bossier City	88.9	92.1	91.8
Boomtown Reno	40.5	41.9	54.6
Corporate and other including current development projects and discontinued operations	397.0	603.1	597.8
	$1,883.8	$1,843.9	$1,919.2

(a)
Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City, which opened on March 4, 2010.

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

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Sugarcane Bay	15.8	14.3	11.2
Baton Rouge	32.0	2.1	1.0

Note 13—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2010 and 2009:

	2010
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$274.0	$288.2	$273.6	$262.5
Operating income (loss)	19.9	24.1	(15.7)	23.9
Income (loss) from continuing operations	(1.4)	1.6	(41.6)	1.8
Income (loss) from discontinued operations, net of taxes	(8.7)	(2.3)	(7.8)	35.0
Net income (loss)	(10.0)	(0.8)	(49.3)	36.7
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.68)	$0.03
Income (loss) from discontinued operations, net of taxes	(0.14)	(0.04)	(0.13)	0.58
Net income (loss)—basic	$(0.16)	$(0.01)	$(0.81)	$0.61
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.68)	$0.03
Income (loss) from discontinued operations, net of taxes	(0.14)	(0.04)	(0.13)	0.57
Net income (loss)—diluted	$(0.16)	$(0.01)	$(0.81)	$0.60

	2009
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$231.3	$250.9	$252.3	$253.2
Operating income (loss)	(55.1)	8.4	12.3	20.1
Loss from continuing operations	(73.2)	(19.5)	9.0	3.5
Income (loss) from discontinued operations, net of taxes	(168.8)	(2.4)	(4.3)	(2.5)
Net income (loss)	(242.0)	(21.9)	4.7	0.9
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(1.22)	$(0.33)	$0.15	$0.06
Income (loss) from discontinued operations, net of taxes	(2.81)	(0.04)	(0.07)	(0.04)
Net income (loss)—basic	$(4.03)	$(0.37)	$0.08	$0.02
Per Share Data—Diluted (a)
Loss from continuing operations	$(1.22)	$(0.33)	$0.15	$0.06
Income (loss) from discontinued operations, net of taxes	(2.81)	(0.04)	(0.07)	(0.04)
Net income (loss)—diluted	$(4.03)	$(0.37)	$0.08	$0.02

(a)
Net income (loss) per share calculations for each quarter are based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2010. the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc.

We have audited Pinnacle Entertainment, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Entertainment, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Pinnacle Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Las Vegas, Nevada
March 1, 2011

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

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
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc. as of January 5, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 7, 2011. (SEC File No. 001-13641).

4.1†
Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.2†
First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.3†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.4†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.5†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.6†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.7†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.8†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010. (SEC File No. 001-13641).

4.9†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.10†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.11†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

4.12†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.13†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

4.14†
Form of Director Stock Option Grant Notice and Form of Director Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

4.15†
Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.16†
Nonqualified Stock Option Agreement dated as of March 14, 2010 by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

4.17†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.18
Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.19
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.20
Second Supplemental Indenture, dated as of February 5, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.21*
Third Supplemental Indenture, dated as of January 26, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.22*
Fourth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.23*
Fifth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.24
Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.25
Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.26
First Supplemental Indenture, dated as of February 5, 2010, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.27*
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.28*
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.29*
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.30
Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.31
Registration Rights Agreement, dated as of August 10, 2009, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.32
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.33*
First Supplemental Indenture, dated as of January 26, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.34*
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.35*
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.36
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.37
Registration Rights Agreement, dated as of May 6, 2010, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.38†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.39†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.40†
Form of Director Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

10.1
Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-13641).

10.2
First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-13641).

10.3
Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

10.4
Third Amendment, dated as of November 17, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005 and that Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 11, 2006), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns, & Co. Inc., as Joint Advisors, Joint Lead Arrangers and joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 22, 2006. (SEC File No. 001-13641).

10.5
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 21, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc., as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2009. (SEC File No. 001-13641).

10.6
Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.7
Third Amended and Restated Credit Agreement, dated as of February 5, 2010, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Banc of America Securities LLC and JPMorgan Securities Inc., as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank Trust Company Americas and UBS Securities LLC, as Syndication Agents, Capital One National Association, as the Documentation Agent, and Barclays Bank PLC as the Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

10.8
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2010. (SEC File No. 001-13641).

10.9
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2010. (SEC File No. 001-13641).

10.10†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 9, 2010. (SEC File No. 001-13641).

10.11†	Summary of Director Compensation is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.12†
Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.13†
Separation Agreement dated as of November 7, 2009 between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2009. (SEC File No. 001-13641).

10.14†
Employment Agreement, entered into on March 13, 2010 and effective as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.15†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.16†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.17†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.18†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.19†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.20†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.21†
First Amendment to Amended and Restated Employment Agreement, dated as of April 15, 2010, between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2010. (SEC File No. 001-13641).

10.22†
Separation Agreement and General Release, dated December 8, 2010 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2010. (SEC File No. 001-13641).

10.23†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Clifford D. Kortman is hereby incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.24†
First Amendment to Amended and Restated Employment Agreement dated December 18, 2009 between Pinnacle Entertainment, Inc. and Clifford D. Kortman is hereby incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.25
Form of Lease by and between the Webster Family Limited Partnership, the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. (SEC File No. 001-13641).

10.26
Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998. (SEC File No. 001-13641).

10.27
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.28
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.29
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.30
Ground Lease Agreement, effective as of August 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.31
Guaranty Agreement, effective as of August 1, 2007, by and between Pinnacle Entertainment, Inc. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.32
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company's Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

Exhibit
Number	Description of Exhibit
10.33
First Amendment to Redevelopment Agreement and First Amendment to Option For Ground Lease dated as of December 23, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.34
Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.35
Third Amendment to the Redevelopment Agreement dated August 21, 2006 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.36
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.37
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.38
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.39
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.40
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.41
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.42
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.43
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.44
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.45
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.46
Standard Form of Agreement, dated November 27, 2007, between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.47
Purchase Agreement, dated as of July 27, 2009, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2009. (SEC File No. 001-13641).

10.48
Purchase Agreement, dated as of April 29, 2010, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2010. (SEC File No. 001-13641).

10.49†
Settlement Agreement and Mutual Release, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

10.50
Memorandum of Understanding, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

10.51†
Summary of Compensatory Arrangement between Pinnacle Entertainment, Inc. and John V. Giovenco is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641)..

10.52
Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

10.53
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.54†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.55†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.56†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.57†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.58†
Amendment to Separation Agreement, effective February 11, 2010, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.59
Asset Purchase Agreement, dated November 24, 2010, between Pinnacle Entertainment, Inc., PNK (Ohio), LLC, River Downs Investment Company, River Downs Jockey Club, Incorporated, River Downs Turf Club, Incorporated, and Ohio Valley Concessions, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 8-K filed on November 26, 2010. (SEC File No. 001-13641).

10.60
Sale and Purchase Agreement, dated April 29, 2010, between Casino Magic Corp., Casino Magic Management Services Corp., Casino Club S.A., Da Silvano S.A., Compañía Gerenciadora de Inversiones S.A. and Correon S.A. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 7, 2010. (SEC File No. 001-13641).

10.61*	Fourth Amendment to the Redevelopment Agreement dated March 18, 2008 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.62*	Fifth Amendment to the Redevelopment Agreement dated February 23, 2011 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

16.1
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on May 13, 2009. (SEC File No. 001-13641).

16.2
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on April 30, 2009. (SEC File No. 001-13641).

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

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
101**
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	March 1, 2011	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Dated:	March 1, 2011
Anthony M. Sanfilippo
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Stephen H. Capp	Dated:	March 1, 2011
Stephen H. Capp
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Stephen C. Comer	Dated:	March 1, 2011
Stephen C. Comer
Director

By:	/s/ Richard J. Goeglein	Dated:	March 1, 2011
Richard J. Goeglein
Director

By:	/s/ Ellis Landau	Dated:	March 1, 2011
Ellis Landau
Director

By:	/s/ Bruce A. Leslie	Dated:	March 1, 2011
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Dated:	March 1, 2011
James L. Martineau
Director

By:	/s/ Michael Ornest	Dated:	March 1, 2011
Michael Ornest
Director

By:	/s/ Lynn P. Reitnouer	Dated:	March 1, 2011
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2008, 2009 and 2010
(amounts in thousands)

	As of	2008		As of	2009		As of	2010		As of
Reserve Description	1/1/2008	Additions	Deductions	12/31/2008	Additions	Deductions	12/31/2009	Additions	Deductions	12/31/2010
Allowance for doubtful accounts	$5,142	$3,558	$(3,079)	$5,621	$2,285	$(3,491)	$4,415	$1,169	$(2,774)	$2,810

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc. as of January 5, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 7, 2011. (SEC File No. 001-13641).

4.1†
Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed on June 6, 2001. (SEC File No. 333-62378).

4.2†
First Amendment to Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on January 30, 2004. (SEC File No. 001-13641).

4.3†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 001-13641).

4.4†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.5†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.6†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.7†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.8†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010. (SEC File No. 001-13641).

4.9†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.10†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

4.11†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

4.12†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.13†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 1, 2010. (SEC File No. 001-13641).

4.14†
Form of Director Stock Option Grant Notice and Form of Director Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

4.15†
Nonqualified Stock Option Agreement dated as of January 11, 2003 by and between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.16†
Nonqualified Stock Option Agreement dated as of March 14, 2010 by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

4.17†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.18
Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.19
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2009. (SEC File No. 001-13641).

4.20
Second Supplemental Indenture, dated as of February 5, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.21*
Third Supplemental Indenture, dated as of January 26, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.22*
Fourth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.23*
Fifth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.24
Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.25
Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.26
First Supplemental Indenture, dated as of February 5, 2010, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.27*
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.28*
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.29*
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.30
Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.31
Registration Rights Agreement, dated as of August 10, 2009, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc. as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.32
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.33*
First Supplemental Indenture, dated as of January 26, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.34*
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.35*
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.36
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.37
Registration Rights Agreement, dated as of May 6, 2010, among the Company, the guarantors identified therein and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC as representatives of the several initial purchasers is hereby incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.38†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.39†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.40†
Form of Director Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

10.1
Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 20, 2005. (SEC File No. 001-13641).

10.2
First Amendment dated as of December 22, 2005, to the Second Amended and Restated Credit Agreement, dated as of December 14, 2005, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2005. (SEC File No. 001-13641).

10.3
Second Amendment, dated as of October 11, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns & Co. Inc., as Joint Advisors, Joint Lead Arrangers and Joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2006. (SEC File No. 001-13641).

10.4
Third Amendment, dated as of November 17, 2006, to the Second Amended and Restated Credit Agreement dated as of December 14, 2005 (as amended by that First Amendment to the Second Amended and Restated Credit Agreement, dated December 22, 2005 and that Second Amendment to the Second Amended and Restated Credit Agreement, dated as of October 11, 2006), among Pinnacle Entertainment, Inc., the Lenders referred to therein, Lehman Brothers Inc., and Bear, Stearns, & Co. Inc., as Joint Advisors, Joint Lead Arrangers and joint Book Runners, Wells Fargo Bank, N.A., as Lead Arranger, Société Générale, Deutsche Bank Securities Inc., and Wells Fargo Bank, N.A., as Joint Documentation Agents, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Lehman Commercial Paper Inc., as Administrative Agent, is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 22, 2006. (SEC File No. 001-13641).

10.5
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of July 21, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc., as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2009. (SEC File No. 001-13641).

10.6
Amendment, Resignation, Waiver, Consent and Appointment Agreement, dated as of July 24, 2009, by and between Pinnacle Entertainment, Inc., Lehman Commercial Paper Inc. and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.7
Third Amended and Restated Credit Agreement, dated as of February 5, 2010, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Banc of America Securities LLC and JPMorgan Securities Inc., as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Calyon New York Branch, Deutsche Bank Trust Company Americas and UBS Securities LLC, as Syndication Agents, Capital One National Association, as the Documentation Agent, and Barclays Bank PLC as the Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

10.8
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2010. (SEC File No. 001-13641).

10.9
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 28, 2010, by and between Pinnacle Entertainment, Inc., Barclays Bank PLC, as the administrative agent, and the Required Lenders. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2010. (SEC File No. 001-13641).

10.10†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 9, 2010. (SEC File No. 001-13641).

10.11†	Summary of Director Compensation is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.12†
Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.13†
Separation Agreement dated as of November 7, 2009 between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2009. (SEC File No. 001-13641).

10.14†
Employment Agreement, entered into on March 13, 2010 and effective as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.15†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.16†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.17†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.18†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.19†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.20†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.21†
First Amendment to Amended and Restated Employment Agreement, dated as of April 15, 2010, between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2010. (SEC File No. 001-13641).

10.22†
Separation Agreement and General Release, dated December 8, 2010 between Pinnacle Entertainment, Inc. and Alain Uboldi is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 9, 2010. (SEC File No. 001-13641).

10.23†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Clifford D. Kortman is hereby incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.24†
First Amendment to Amended and Restated Employment Agreement dated December 18, 2009 between Pinnacle Entertainment, Inc. and Clifford D. Kortman is hereby incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.25
Form of Lease by and between the Webster Family Limited Partnership, the Diuguid Family Limited Partnership and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Development Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.47 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. (SEC File No. 001-13641).

10.26
Form of Lease by and between Daniel Webster, Marsha S. Webster, William G. Diuguid, Sara T. Diuguid, J.R. Showers, III and Carol A. Showers, and Pinnacle Gaming Development Corp. (executed by the parties on December 11, 1998 and subsequently assigned by Pinnacle Gaming Corp. to Belterra Resort Indiana, LLC), is hereby incorporated by reference to Exhibit B contained in Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998. (SEC File No. 001-13641).

10.27
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.28
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.29
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.30
Ground Lease Agreement, effective as of August 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.31
Guaranty Agreement, effective as of August 1, 2007, by and between Pinnacle Entertainment, Inc. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.32
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company's Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

Exhibit
Number	Description of Exhibit
10.33
First Amendment to Redevelopment Agreement and First Amendment to Option For Ground Lease dated as of December 23, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.34
Second Amendment to Redevelopment Agreement dated as of July 21, 2005 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.35
Third Amendment to the Redevelopment Agreement dated August 21, 2006 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.36
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.37
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.38
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.39
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.40
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.41
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.42
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.43
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.44
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.45
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.46
Standard Form of Agreement, dated November 27, 2007, between PNK (SCB), L.L.C. and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.47
Purchase Agreement, dated as of July 27, 2009, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2009. (SEC File No. 001-13641).

10.48
Purchase Agreement, dated as of April 29, 2010, by and among Pinnacle Entertainment, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2010. (SEC File No. 001-13641).

10.49†
Settlement Agreement and Mutual Release, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

10.50
Memorandum of Understanding, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

10.51†
Summary of Compensatory Arrangement between Pinnacle Entertainment, Inc. and John V. Giovenco is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641)..

10.52
Agreement for Guaranteed Maximum Price Construction Services, dated August 8, 2008, between Casino One Corporation and Yates/Paric, a Joint Venture is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

10.53
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.54†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.55†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.56†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.57†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.58†
Amendment to Separation Agreement, effective February 11, 2010, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.59
Asset Purchase Agreement, dated November 24, 2010, between Pinnacle Entertainment, Inc., PNK (Ohio), LLC, River Downs Investment Company, River Downs Jockey Club, Incorporated, River Downs Turf Club, Incorporated, and Ohio Valley Concessions, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 8-K filed on November 26, 2010. (SEC File No. 001-13641).

10.60
Sale and Purchase Agreement, dated April 29, 2010, between Casino Magic Corp., Casino Magic Management Services Corp., Casino Club S.A., Da Silvano S.A., Compañía Gerenciadora de Inversiones S.A. and Correon S.A. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 7, 2010. (SEC File No. 001-13641).

10.61*	Fourth Amendment to the Redevelopment Agreement dated March 18, 2008 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.62*	Fifth Amendment to the Redevelopment Agreement dated February 23, 2011 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

16.1
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on May 13, 2009. (SEC File No. 001-13641).

16.2
Letter of Deloitte & Touche LLP regarding change in principal independent public accounting firm is hereby incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on April 30, 2009. (SEC File No. 001-13641).

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

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
101**
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.