Form 10-Q
period 2011-03-31
PINNACLE ENTERTAINMENT INC.
filed 2011-05-06
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-13641
____________________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on May 4, 2011, the number of outstanding shares of the registrant’s common stock was 61,918,913.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2011	2010
Revenues:
Gaming	$253,878	$230,766
Food and beverage	16,428	15,286
Lodging	8,324	8,398
Retail, entertainment and other	9,104	8,109
	287,734	262,559
Expenses and other costs:
Gaming	143,425	129,833
Food and beverage	16,816	15,708
Lodging	5,320	5,198
Retail, entertainment and other	5,426	4,568
General and administrative	56,354	54,590
Depreciation and amortization	26,699	25,890
Pre-opening and development costs	2,236	8,884
Write-downs, reserves and recoveries, net	692	(6,035)
	256,968	238,636
Operating income	30,766	23,923
Interest expense, net of capitalized interest	(26,190)	(20,952)
Loss on early extinguishment of debt	—	(1,418)
Other non-operating income	92	27
Income from continuing operations before income taxes	4,668	1,580
Income tax expense	(68)	(679)
Income from continuing operations	4,600	901
Income (loss) from discontinued operations, net of income taxes	(2,239)	35,842
Net income	$2,361	$36,743
Net income per common share—basic
Income from continuing operations	$0.07	$0.01
Income (loss) from discontinued operations, net of income taxes	(0.03)	0.60
Net income per common share—basic	$0.04	$0.61
Net income per common share—diluted
Income from continuing operations	$0.07	$0.01
Income (loss) from discontinued operations, net of income taxes	(0.03)	0.59
Net income per common share—diluted	$0.04	$0.60
Number of shares—basic	61,824	60,107
Number of shares—diluted	62,384	60,936
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$143,021	$194,925
Accounts receivable, net of allowance for doubtful accounts of $3,450 and $2,810	16,491	19,318
Inventories	7,933	7,787
Prepaid expenses and other assets	15,841	17,166
Assets of discontinued operations held for sale	58,859	60,120
Total current assets	242,145	299,316
Restricted cash	6,452	6,452
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	261,782	259,402
Buildings, riverboats and improvements	1,299,182	1,290,820
Furniture, fixtures and equipment	472,914	464,427
Construction in progress	77,886	47,111
	2,111,764	2,061,760
Less: accumulated depreciation	(612,155)	(588,145)
	1,499,609	1,473,615
Goodwill	52,546	16,742
Intangible assets, net (Note 1)	18,516	18,516
Other assets, net	67,430	69,153
Total assets	$1,886,698	$1,883,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,770	$28,472
Accrued interest	26,460	21,290
Accrued compensation	38,927	47,164
Accrued taxes	14,993	17,426
Other accrued liabilities	45,294	50,886
Deferred income taxes	3,287	3,287
Current portion of long-term debt (Note 2)	97	95
Liabilities of discontinued operations held for sale	5,010	5,425
Total current liabilities	166,838	174,045
Long-term debt less current portion (Note 2)	1,176,927	1,176,622
Other long-term liabilities	21,834	22,204
Deferred income taxes	3,553	3,553
Total liabilities	1,369,152	1,376,424
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 61,911,713 and 61,592,135 shares outstanding, net of treasury shares	6,392	6,360
Additional paid in capital	1,036,363	1,032,548
Retained deficit	(505,474)	(511,798)
Accumulated other comprehensive loss	355	350
Treasury stock, at cost, 2,008,986 of treasury shares for both periods	(20,090)	(20,090)
Total stockholders’ equity	517,546	507,370
	$1,886,698	$1,883,794
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,361	$36,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,699	26,757
Gain (loss) on disposal of assets	(232)	514
Impairment of buildings, riverboats, and equipment	—	2,971
Impairment of land and development costs	301	—
Other write-downs, reserves, and recoveries	—	(8)
Amortization of debt issuance costs	1,869	1,831
Share-based compensation expense	1,452	1,447
Change in income taxes	(2,444)	(1,548)
Changes in operating assets and liabilities:
Receivables, net	2,927	2,899
Prepaid expenses and other	1,859	2,711
Other long-term assets	211	(3,050)
Accounts payable	(505)	(10,081)
Accrued interest	5,170	(5,451)
Other accrued liabilities	(10,971)	(3,988)
Other long-term liabilities	(404)	(17,965)
Net cash provided by operating activities	28,293	33,782
Cash flows from investing activities:
Capital expenditures	(38,293)	(65,908)
Purchase of River Downs racetrack	(45,193)	—
Change in restricted cash	—	667
Proceeds from sale of property and equipment	923	1,463
Net cash used in investing activities	(82,563)	(63,778)
Cash flows from financing activities:
Proceeds from credit facility	10,000	165,379
Repayments under credit facility	(10,000)	(122,298)
Payments on other secured and unsecured notes payable	(24)	(9)
Proceeds from common stock options exercised	2,361	15
Proceeds from issuance of common stock	—	1,081
Debt issuance and other financing costs	—	(6,447)
Net cash provided by financing activities	2,337	37,721
Effect of exchange rate changes on cash and cash equivalents	—	(58)
Increase (decrease) in cash and cash equivalents	(51,933)	7,667
Cash and cash equivalents at the beginning of the period	195,387	129,576
Cash and cash equivalents at the end of the period	$143,454	$137,243
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,162	$24,584
Cash (received) payments related to income taxes, net	(352)	358
Increase (decrease) in construction-related deposits and liabilities	5,577	(30,493)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in southeastern Indiana (“Belterra Casino Resort”); Lake Charles, New Orleans and Bossier City, Louisiana (“L’Auberge du Lac,” “Boomtown New Orleans” and “Boomtown Bossier City,” respectively); Reno, Nevada (“Boomtown Reno”) and St. Louis, Missouri (“River City Casino” and “Lumière Place Casino and Hotels”). In addition, we own and operate a racetrack facility in southeast Cincinnati, Ohio ("River Downs"), which was purchased in January 2011 for approximately $45.2 million. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and include the related results of operations in discontinued operations. For further information, see Note 6, Discontinued Operations.

We are also developing a casino-hotel in Baton Rouge, Louisiana, which is subject to various regulatory approvals. Management currently expects our Baton Rouge project to open in the summer of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels and obtaining regulator approvals, among other factors.

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
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2010.
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

We measure our liability for deferred compensation on a recurring basis. As of March 31, 2011, our liability for deferred compensation had a balance and fair value of $1.5 million and was valued using Level 1 inputs.
Land, Buildings, Riverboats and Equipment Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $44.8 million at March 31, 2011 and December 31, 2010. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at March 31, 2011 relates primarily to our Baton Rouge project. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

	For the three months ended March 31,
	2011	2010
	(in millions)
Depreciation expense	$25.8	$24.4
Capitalized interest	$0.8	$3.5
We expense maintenance and repairs costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats and equipment are included in the determination of income.

Goodwill and Other Intangible Assets Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill during the three months ended March 31, 2011 and 2010. In January 2011, we acquired goodwill totaling $35.8 million related to the purchase of River Downs.
Gaming Taxes We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended March 31,
	2011	2010
	(in millions)
Gaming taxes	$75.3	$67.9
Pre-opening and Development Costs Pre-opening and development costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, they consist of the following:

	For the three months ended March 31,
	2011	2010
	(in millions)
River City	$0.1	$8.2
Baton Rouge	1.0	0.2
Sugarcane Bay (a)	0.2	0.4
Other	0.9	0.1
Total pre-opening and development costs	$2.2	$8.9

(a)
We canceled our Sugarcane Bay project in April 2010. The continuing costs relate to the cost to terminate the project and costs to restore the site to its original state. In April 2011, we agreed to resolve our litigation in regards to issues related to the cancellation of our Sugarcane Bay project. We expect to incur no additional material cash costs as a result of the settlement.

Comprehensive Income Our comprehensive income is as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Net income	$2.4	$36.7
Foreign currency translation loss	—	(0.3)
Post-retirement plan benefit obligation, net of income taxes (a)	—	0.1
Comprehensive income	$2.4	$36.5

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan.
Earnings per Share Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of March 31, 2011 and 2010, our share-based awards issued under our stock option plans consisted primarily of common stock option grants, restricted stock units and phantom stock units.

Recently Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new authoritative guidance regarding disclosures about fair value measurements. An entity is now required to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers, and additional disclosure is required regarding purchases, sales, issuances and settlements of Level 3 measurements. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material effect on our unaudited Condensed Consolidated Financial Statements.

In April 2010, the FASB issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which guidance requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011 and reduced our progressive jackpot liability by approximately $4.0 million and recorded a corresponding credit to our beginning retained earnings account.

In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010. We expect that the adoption of this guidance may have an impact on our consolidated financial statements, in the event that we acquire a company significant to our operations in the future.
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

Note 2—Long-Term Debt
Long-term debt at March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010
	(in millions)
Senior Secured Credit Facility	$—	$—
8.75% Senior Notes due 2020	350.0	350.0
8.625% Senior Subordinated Notes due 2017	444.7	444.5
7.50% Senior Subordinated Notes due 2015	381.6	381.5
Other secured and unsecured notes payable	0.7	0.7
	1,177.0	1,176.7
Less current maturities	(0.1)	(0.1)
	$1,176.9	$1,176.6
Senior Secured Credit Facility: On February 5, 2010, we entered into an amended and restated credit agreement for a $375 million revolving credit facility (the “Credit Facility”), which matures on March 31, 2014. As of March 31, 2011, we had no borrowings outstanding under the Credit Facility, and had $9.3 million committed under letters of credit for various self-insurance programs.
Loss on Early Extinguishment of Debt: During the three months ended March 31, 2011, we had no losses on early extinguishment of debt. During the three months ended March 31, 2010, we incurred a loss on early extinguishment of debt of $1.4 million related to the write off of unamortized debt issuance costs related to the execution of our Credit Facility.
Interest expense, net of capitalized interest was as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Interest expense before capitalization of interest	$27.0	$24.4
Less: capitalized interest	(0.8)	(3.5)
Total interest expense, net of capitalized interest	$26.2	$20.9
We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest. We began capitalizing interest on our Baton Rouge project during the fourth quarter of 2010.
Fair Value of Financial Instruments: The estimated fair value of our long-term debt at March 31, 2011 was approximately $1.2 billion, with a book value of $1.2 billion. At December 31, 2010, the estimated fair value was approximately $1.3 billion, with a book value of $1.2 billion. The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about March 31, 2011 and December 31, 2010.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three months ended March 31, 2011 was an expense of $0.1 million, or 1.5%, as compared to an expense of $0.7 million, or 42.9% for the prior year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.

Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of March 31, 2011, we had approximately 5.3 million share-based awards issued, 204,801 of which are restricted stock awards and the rest of which are common stock options, and approximately 2.1 million share-based awards available for grant.
We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Share-based compensation expense	$1.5	$1.4
Unamortized compensation costs	$16.9	$18.7

The weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options is described below. The associated shares were newly issued common stock.

	For the three months ended March 31,
	2011	2010
	(in millions)
Cash received from exercise of stock options	$2.3	$—
The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2011	5,604,916	$13.69
Granted	397,800	$13.56
Exercised	(310,669)	$7.60
Cancelled, Forfeited	(344,100)	$12.78
Options outstanding at March 31, 2011	5,347,947	$14.09
Vested or expected to vest at a point in the future as of March 31, 2011	4,949,242
Options exercisable at March 31, 2011	2,779,497	$16.25
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2011	$7.05

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2011	2010
	(in millions)
Loss on disposal of assets	$0.7	$0.5
Legal settlement recoveries	—	(6.5)
Write-downs, reserves and recoveries, net	$0.7	$(6.0)
Loss on disposal of assets: During the first quarter of 2011, we sold various slot equipment at our properties for a net loss of $0.7 million, as compared to a net loss of $0.5 million in the prior year period.
Legal settlement recoveries: During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Note 6—Discontinued Operations
Discontinued operations as of March 31, 2011 consist of our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and our former operations at The Casino at Emerald Bay in The Bahamas.
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
Casino Magic Argentina: On April 29, 2010, we entered into an agreement to sell our Argentina operations. On June 30, 2010, we completed the sale of our Argentina operations for approximately $40.0 million.
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
The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. In February 2011, we completed the sale of the final asset and we recorded a gain on sale of $0.1 million. After this sale, we should incur no further costs associated with this entity.
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Revenues	$0.2	$15.0
Operating loss	(2.2)	(5.8)
Non-operating income	—	41.7
Income (loss) before income taxes	(2.2)	35.9
Income tax expense	—	(0.1)
Income (loss) from discontinued operations	$(2.2)	$35.8
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Assets:
Property and equipment, net	$38.0	$38.0
Other assets, net	20.8	22.1
Total assets	$58.8	$60.1
Liabilities:
Total liabilities	5.0	5.4
Net assets	$53.8	$54.7

Note 7—Commitments and Contingencies

Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel ("Lumière Place"), we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay an additional annual service fee of $1.0 million, less applicable credits, in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375.0 million to: (a) construct a gaming and multi-use facility, which opened on March 4, 2010; (b) perform environmental remediation on the site of the project, which remediation has been completed; (c) contribute $5.1 million for the construction of community and recreational facilities, which amount has been paid; and (d) construct a roadway into the project, which construction is complete. We are still required to develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010. We were required to pay rent in the amount of $2.5 million from May 1, 2009 to March 31, 2010, which amount has been paid. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, to be mutually agreed upon by us and St. Louis County. The second phase must be opened within three years after March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in year two, $4.0 million in year three, $5.0 million in year four and $6.0 million in year five. As a result, the maximum total amount of such liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.

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

Legal

Union Proceedings: On October 15, 2010, UNITE HERE local 74 (the “Union”) filed unfair labor practice charges with the National Labor Relations Board (the “NLRB”) against Casino One Corporation, a wholly-owned subsidiary of the Company, which is doing business as Lumière Place Casino and Hotels.  The Union alleges that Lumière Place had failed and refused to bargain collectively with the Union.   On January 28, 2011, the NLRB issued a complaint alleging that Lumière Place unlawfully failed to bargain in good faith and unilaterally modified the terms of employment for bargaining unit employees.  A trial before an administrative law judge of the NLRB is scheduled to commence on May 9, 2011.   In addition, Region 14 of the NLRB has requested authorization from the NLRB to seek an injunction in federal district court, requiring compliance with the National Labor Relations Act and restoration of the status quo that existed prior to Lumière Place's alleged unilateral modifications of the terms of employment.  The NLRB sought an order requiring Lumière Place to bargain in good faith, reinstate work rules, and reinstate with back pay employees who were discharged for violating the modified rules.  Lumière Place and the NLRB executed a settlement agreement resolving all outstanding issues associated with the changes, which was approved by the NLRB on April 28, 2011.

On May 11, 2010, a former President Casino employee filed an unfair labor practice with the NLRB against (1) Casino One Corporation doing business as Lumière Place; (2) PNK (River City), LLC, a wholly-owned subsidiary of Pinnacle, doing business as River City; (3) President Riverboat Casino-Missouri, Inc., a wholly-owned subsidiary of Pinnacle, doing business as President Casino; and (4) Pinnacle Entertainment, Inc. The former employee alleges that Lumière Place, River City, President Casino and Pinnacle Entertainment, Inc. are a single employer, which unlawfully refused to hire President Casino employees for River City and Lumière Place.

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

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties of $2.3 million, challenging the treatment of income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007. In March 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. In September 2010, a hearing was held with the IDR where the Company restated significant facts and positions which the Company believed the field agent had not taken into consideration in issuing the assessment. On March 30, 2011, the IDR issued a Letter of Findings ("LOF") from the IDR denying all issues protested. The LOF provides that the Company demonstrated reasonable cause and agreed with the Company that the imposition of the negligence penalty is not appropriate. Accordingly, the Company's request for waiver of the penalty is sustained. The Company has requested a rehearing with the IDR. If the request for rehearing is denied, the Company may appeal the decision to the tax court.

Indiana State Sales Tax Dispute: In 2002, following a sales and use tax audit of Belterra Casino Resort, we received a proposed assessment for approximately $3.1 million, including interest and penalties. We filed a protest in December 2002. In March 2006, the IDR conducted an administrative hearing of our protest, and, in April 2006, the IDR denied our protest with respect to nearly the entire assessment. In May 2006, we filed an appeal of the IDR's findings with the Indiana Tax Court and conceded a portion, of which $0.8 million was paid in July 2006. In February 2009, the Indiana Tax Court issued its final determination and concluded that Belterra Casino Resort was not liable for the tax. In April 2009, the IDR filed a Petition to Review with the Indiana Supreme Court. The Indiana Supreme Court heard oral arguments on October 29, 2009. On October 5, 2010, the Indiana Supreme Court reversed the Indiana Tax Court's ruling and ruled against the Company in a 3-2 decision. Following the Indiana Supreme Court's ruling, we received a final demand in the amount of approximately $3.3 million which the Company promptly paid. On November 4, 2010, the Company filed a petition for rehearing with the Indiana Supreme Court. On February 9, 2011, we received the Indiana Supreme Court's order affirming its original decision. However, the Indiana Supreme Court granted rehearing with respect to the penalty portion, which was $246,000, and remanded that issue back to the Indiana Tax Court.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 8—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary with approximately $10.5 million in cash and cash equivalents as of March 31, 2011; a subsidiary with approximately $66.3 million in cash and cash equivalents as of March 31, 2011; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under the 7.50% Notes, 8.625% Notes and 8.75% Notes, as well as our Credit Facility. Our Atlantic City entities do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2011
Statement of Operations
Revenues:
Gaming	$—	$253.9	$—	$—	$253.9
Food and beverage	—	16.4	—	—	16.4
Other	—	17.4	—	—	17.4
	—	287.7	—	—	287.7
Expenses:
Gaming	—	143.4	—	—	143.4
Food and beverage	—	16.8	—	—	16.8
General and administrative and other	10.2	59.1	—	—	69.3
Depreciation and amortization	0.9	25.8	—	—	26.7
Write-downs, reserves and recoveries	0.5	0.2	—	—	0.7
	11.6	245.3	—	—	256.9
Operating income (loss)	(11.6)	42.4	—	—	30.8
Equity earnings of subsidiaries	37.8	0.4	—	(38.2)	—
Interest expense and non-operating income, net	(27.0)	0.8	—	—	(26.2)
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) from continuing operations before inter-company activity and income taxes	(0.8)	43.6	—	(38.2)	4.6
Management fee & inter-company interest	3.2	(3.2)	—	—	—
Income tax expense	—	—	—	—	—
Income (loss) from continuing operations	2.4	40.4	—	(38.2)	4.6
Income (loss) from discontinued operations, net of taxes	—	(2.7)	0.5	—	(2.2)
Net income (loss)	$2.4	$37.7	$0.5	$(38.2)	$2.4

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2010
Statement of Operations
Revenues:
Gaming	$—	$230.8	$—	$—	$230.8
Food and beverage	—	15.3	—	—	15.3
Other	—	16.5	—	—	16.5
	—	262.6	—	—	262.6
Expenses:
Gaming	—	129.8	—	—	129.8
Food and beverage	—	15.7	—	—	15.7
General and administrative and other	9.8	64.0	(0.6)	—	73.2
Depreciation and amortization	1.4	24.4	0.1	—	25.9
Write-downs, reserves and recoveries	(6.4)	0.4	—	—	(6.0)
	4.8	234.3	(0.5)	—	238.6
Operating income (loss)	(4.8)	28.3	0.5	—	24.0
Equity earnings of subsidiaries	63.7	1.1	—	(64.8)	—
Interest expense and non-operating income, net	(24.4)	3.4	—	—	(21.0)
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)
Income (loss) from continuing operations before inter-company activity and income taxes	33.1	32.8	0.5	(64.8)	1.6
Management fee & inter-company interest	4.3	(4.3)	—	—	—
Income tax expense	(0.7)	—	—	—	(0.7)
Income (loss) from continuing operations	36.7	28.5	0.5	(64.8)	0.9
Income from discontinued operations, net of taxes	—	34.6	1.2	—	35.8
Net income (loss)	$36.7	$63.1	$1.7	$(64.8)	$36.7

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of March 31, 2011
Balance Sheet
Current assets	$26.2	$80.2	$76.9	$—	$183.3
Property and equipment, net	17.0	1,482.2	0.4	—	1,499.6
Other non-current assets	57.9	87.0	—	—	144.9
Investment in subsidiaries	1,652.5	—	—	(1,652.5)	—
Assets of discontinued operations held for sale	—	59.5	—	(0.6)	58.9
Inter-company	1.2	—	—	(1.2)	—
	$1,754.8	$1,708.9	$77.3	$(1,654.3)	$1,886.7
Current liabilities	46.6	115.1	0.1	—	161.8
Notes payable, long term	1,176.3	0.6	—	—	1,176.9
Other non-current liabilities	14.3	11.1	—	—	25.4
Liabilities of discontinued operations held for sale	—	5.0	—	—	5.0
Inter-company	—	—	1.2	(1.2)	—
Equity	517.6	1,577.1	76.0	(1,653.1)	517.6
	$1,754.8	$1,708.9	$77.3	$(1,654.3)	$1,886.7
As of December 31, 2010
Balance Sheet
Current assets	$84.0	$78.1	$77.2	$—	$239.3
Property and equipment, net	13.0	1,460.1	0.5	—	1,473.6
Other non-current assets	59.3	51.4	—	—	110.7
Investment in subsidiaries	1,585.3	—	—	(1,585.3)	—
Assets of discontinued operations held for sale	—	60.5	0.3	(0.6)	60.2
Inter-company	1.2	—	—	(1.2)	—
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8
Current liabilities	45.1	123.4	0.1	—	168.6
Notes payable, long term	1,176.0	0.7	—	—	1,176.7
Other non-current liabilities	14.3	11.4	—	—	25.7
Liabilities of discontinued operations held for sale	—	5.4	—	—	5.4
Inter-company	—	—	1.2	(1.2)	—
Equity	507.4	1,509.2	76.7	(1,585.9)	507.4
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2011
Statement of Cash Flows
Cash provided by (used in) operating activities	$(55.7)	$84.4	$(0.4)	$—	$28.3
Cash provided by (used in) investing activities Capital expenditures and other	(4.9)	(78.1)	0.4	—	(82.6)
Cash provided by (used in) investing activities	(4.9)	(78.1)	0.4	—	(82.6)
Cash provided by financing activities Change in notes payable and other	2.3	—	—	—	2.3
Cash provided by financing activities	2.3	—	—	—	2.3
Increase (decrease) in cash and cash equivalents	(58.3)	6.3	—	—	(52.0)
Cash and cash equivalents, beginning of period	76.9	41.6	76.9	—	195.4
Cash and cash equivalents, end of period	$18.6	$47.9	$76.9	$—	$143.4

For the three months ended March 31, 2010
Statement of Cash Flows
Cash provided by (used in) operating activities	$(30.9)	$66.3	$(1.6)	$—	$33.8
Cash used in investing activities Capital expenditure and other	(1.0)	(62.8)	—	—	(63.8)
Cash used in investing activities	(1.0)	(62.8)	—	—	(63.8)
Cash provided by financing activities Change in notes payable	37.7	—	—	—	37.7
Cash provided by financing activities	37.7	—	—	—	37.7
Effect of exchange rate changes on cash	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	5.8	3.5	(1.7)	—	7.6
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$7.3	$60.2	$69.7	$—	$137.2
_______________________

(a)
The following material subsidiaries are identified as guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana-I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge Partnership; PNK (River City), LLC, PNK (SCB), L.L.C.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (Ohio), LLC, PNK (Ohio) II, LLC, PNK (Ohio) III, LLC, President Riverboat Casino-Missouri, Inc.; and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of the 7.50% Notes, 8.625% Notes and 8.75% Notes.

(b)
PNK Development 11, LLC, which, as of March 31, 2011, held approximately $66.3 million in cash and cash equivalents, is our only material non-guarantor of the 7.50% Notes, 8.625% Notes and 8.75% Notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of March 31, 2011.

Note 9—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011	2010
	(in millions)
Revenues:
L'Auberge du Lac	$88.8	$86.4
St. Louis (a)	93.5	71.8
Boomtown New Orleans	36.9	34.8
Belterra Casino Resort	36.7	36.3
Boomtown Bossier City	23.1	24.4
Boomtown Reno	7.6	8.8
River Downs	1.1	—
Total Revenue	$287.7	$262.5
Adjusted EBITDA (b):
L'Auberge du Lac	$25.6	$24.0
St. Louis (a)	20.0	15.5
Boomtown New Orleans	13.0	10.6
Belterra Casino Resort	6.4	6.5
Boomtown Bossier City	5.8	6.5
Boomtown Reno	(0.7)	(1.0)
River Downs	(0.3)	—
	69.8	62.1
Corporate expenses (c)	(8.0)	(8.0)
	61.8	54.1
Other benefits (costs):
Depreciation and amortization	(26.7)	(25.9)
Pre-opening and development costs	(2.2)	(8.9)
Non-cash share-based compensation	(1.5)	(1.4)
Write-downs, reserves and recoveries, net	(0.7)	6.0
Interest expense, net of capitalized interest	(26.2)	(20.9)
Loss on early extinguishment of debt	—	(1.4)
Other non-operating income	0.1	—
Income tax expense	—	(0.7)
Income from continuing operations	$4.6	$0.9

	For the three months ended March 31,
	2011	2010
	(in millions)
Capital expenditures:
L'Auberge du Lac	$3.5	$1.3
St. Louis (a)	3.0	48.8
Boomtown New Orleans	1.0	0.7
Belterra Casino Resort	0.3	1.5
Boomtown Bossier City	1.0	2.6
Boomtown Reno	0.1	0.1
Corporate and other, including properties under development (d)	29.4	10.9
	$38.3	$65.9

	March 31, 2011	December 31, 2010
	(in millions)
Assets
L'Auberge du Lac	$306.9	$314.8
St. Louis (a)	791.9	790.0
Boomtown New Orleans	63.3	64.0
Belterra Casino Resort	183.9	188.6
Boomtown Bossier City	87.2	88.9
Boomtown Reno	39.3	40.5
River Downs	45.2	0.0
Corporate and other, including development projects and discontinued operations	369.0	397.0
	$1,886.7	$1,883.8

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the three months ended March 31,
	2011	2010
	(in millions)
Sugarcane Bay	$0.2	$7.4
Baton Rouge	24.4	1.8

Note 10—Subsequent Events
Pursuant to prior discussions, we donated land with a book value of $5.7 million to the City of Lake Charles in April 2011 and we expect to receive certain benefits from this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven casinos: L'Auberge du Lac in Lake Charles, Louisiana; River City Casino (which opened March 4, 2010) and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. In addition, we own and operate a racetrack facility in southeast Cincinnati, Ohio ("River Downs"), which was purchased in January 2011 for approximately $45.2 million. We are also developing a casino-hotel in Baton Rouge, Louisiana, which is subject to various regulatory approvals. In April 2010, we canceled our Sugarcane Bay project in Lake Charles, Louisiana. On June 24, 2010, we closed our President Casino facility in St. Louis, Missouri, and on June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million.

In Louisiana, we have commenced foundation work on our Baton Rouge project, the opening of which is subject to various regulatory approvals. In addition, the casino vessel hulls are complete. During construction, we have faced unusually high volatility of the Mississippi River's water levels in Baton Rouge. Earlier this year, unusually low river levels prevented construction progress on the wet side of the flood levee. Currently, due to unusually high water levels for this time of year, construction on the dry side of the flood levee, mainly the hotel, is delayed until river levels recede. As a result, we expect our Baton Rouge project to open in the summer of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels and obtaining regulator approvals, among other factors.

We operate casino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. In addition, we operate one racetrack. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive and we rely on the ability of our resorts to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2011 and 2010. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended March 31,
	2011	2010
	(in millions)
Revenues:
L'Auberge du Lac	$88.8	$86.4
St. Louis (a)	93.5	71.8
Boomtown New Orleans	36.9	34.8
Belterra Casino Resort	36.7	36.3
Boomtown Bossier City	23.1	24.4
Boomtown Reno	7.6	8.8
River Downs	1.1	—
Total Revenue	$287.7	$262.5
Operating income	$30.8	$23.9
Income from continuing operations	$4.6	$0.9

Adjusted EBITDA: (b)
L'Auberge du Lac	$25.6	$24.0
St. Louis (a)	20.0	15.5
Boomtown New Orleans	13.0	10.6
Belterra Casino Resort	6.4	6.5
Boomtown Bossier City	5.8	6.5
Boomtown Reno	(0.7)	(1.0)
River Downs	(0.3)	—

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Segment comparison of the three months ended March 31, 2011 and 2010

L'Auberge du Lac

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$79.2	$77.1	2.7%
Total revenues	88.8	86.4	2.8%
Operating income	20.2	16.7	21.0%
Adjusted EBITDA	25.6	24.0	6.7%
L'Auberge du Lac, our largest property, saw increase in Adjusted EBTIDA, as a result of increased revenues and reflecting the benefits of a heightened focus on operating efficiencies and effective marketing spend.

St. Louis

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$81.5	$60.9	33.8%
Total revenues	93.5	71.8	30.2%
Operating income (loss)	6.5	(3.1)	NM
Adjusted EBITDA	20.0	15.5	29.0%
NM — Not Meaningful
The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The significant increase in revenues is due to the opening of River City in March 4, 2010. Each property in this segment saw increases in Adjusted EBITDA, reflecting the benefits of a heightened focus on operating efficiencies and realized through our shared services in this market.

Boomtown New Orleans

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$35.6	$33.3	6.9%
Total revenues	36.9	34.8	6.0%
Operating income	11.2	8.7	28.7%
Adjusted EBITDA	13.0	10.6	22.6%
Adjusted EBITDA increased versus the prior-year period as a result of revenue growth due to an improving operating environment and heightened focus on operating efficiencies and more effective marketing programs.

Belterra Casino Resort

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$32.0	$31.6	1.3%
Total revenues	36.7	36.3	1.1%
Operating income	3.2	3.2	—%
Adjusted EBITDA	6.4	6.5	(1.5)%

In the first quarter of 2011, Belterra achieved results consistent with the prior-year period despite difficulties resulting from soft general economic conditions and increased snowfall and difficult weather conditions, as well as the negative impact of decreased customer traffic.

Boomtown Bossier City

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$21.7	$23.0	(5.7)%
Total revenues	23.1	24.4	(5.3)%
Operating income	4.2	5.0	(16.0)%
Adjusted EBITDA	5.8	6.5	(10.8)%
Boomtown Bossier City Adjusted EBITDA decreased for the three months ended March 31, 2011 due to the competitive Bossier City/Shreveport gaming market and expanded Native American gaming facilities in Oklahoma, many of which are located closer to our Dallas feeder market. We have attempted to offset the additional competition through a refinement of the property's marketing efforts and certain cost-cutting measures.

Boomtown Reno

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$3.9	$4.8	(18.8)%
Total revenues	7.6	8.8	(13.6)%
Operating loss	(1.3)	(1.7)	(23.5)%
Adjusted EBITDA (loss)	(0.7)	(1.0)	(30.0)%
Boomtown Reno decreased its Adjusted EBITDA loss for the three months ended March 31, 2011. The Reno market continues to be adversely affected by significant competition from the northern California Native American gaming market, as well as soft economic conditions in both the Reno and northern California markets.

River Downs

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$—	$—	NM
Total revenues	1.1	—	NM
Operating loss	(0.5)	—	NM
Adjusted EBITDA (loss)	(0.3)	—	NM
NM — Not Meaningful
In January 2011, we completed the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio for approximately $45.2 million. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility. If video lottery terminals (VLTs) at Ohio's racetracks become operational, we plan to move quickly to invest in and revitalize River Downs to develop a new gaming, racing and entertainment destination facility for the Cincinnati market.
Other factors affecting income from continuing operations
The following is a description of the other costs and benefits for the three months ended March 31, 2011 and 2010, respectively:

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Other benefits (costs):
Corporate expenses	$(8.0)	$(8.0)	—%
Depreciation and amortization	(26.7)	(25.9)	3.1%
Pre-opening and development costs	(2.2)	(8.9)	(75.3)%
Non-cash share-based compensation	(1.5)	(1.4)	7.1%
Write-downs, reserves and recoveries, net	(0.7)	6.0	NM
Other non-operating income	0.1	—	NM
Loss on early extinguishment of debt	—	(1.4)	NM
Interest expense, net of capitalized interest	(26.2)	(20.9)	25.4%
Income tax expense	—	(0.7)	NM
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Included in the balance for the three months ended March 31, 2011 is $2.4 million of severance, as compared to $0.4 million in the prior year period. Corporate expenses decreased during the first quarter of 2011, excluding severance charges, as compared to the same period in 2010 due to improved operational efficiencies.
Depreciation and amortization expense increased during the three months ended March 31, 2011 compared to the prior year period due to the increased basis in depreciable assets with the opening of River City on March 4, 2011 and the purchase of River Downs in January 2011.

Pre-opening and Development Costs for the three months ended March 31, 2011 and 2010 consist of the following:

	For the three months ended March 31,
	2011	2010
	(in millions)
River City	$0.1	$8.2
Baton Rouge	1.0	0.2
Sugarcane Bay	0.2	0.4
Other	0.9	0.1
Total pre-opening and development costs	$2.2	$8.9
Non-cash Share-based Compensation Expense was $1.5 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively. Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2011	2010
	(in millions)
Loss on disposal of assets	$0.7	$0.5
Legal settlement recoveries	—	(6.5)
Write-downs, reserves and recoveries, net	$0.7	$(6.0)
Loss on disposal of assets: During the first quarter of 2011, we sold various slot equipment at our properties for a net loss of $0.7 million as compared to $0.5 million in the prior year period.
Legal settlement recoveries: In March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Interest expense was as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Interest expense before capitalization of interest	$27.0	$24.4
Less: capitalized interest	(0.8)	(3.5)
Total interest expense, net of capitalized interest	$26.2	$20.9
The increase in interest expense before capitalized interest for the three months ended March 31, 2011 from the same 2010 period was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest. Capitalized interest for the three months ended March 31, 2011 relates to our Baton Rouge project.
Loss on early extinguishment of debt: During the three months ended March 31, 2010, we incurred a loss on early extinguishment of debt of $1.4 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility. During the first quarter of 2011, we had no such costs.
Income Tax Our effective income tax rate for continuing operations for the three months ended March 31, 2011 was an expense of $0.1 million, or 1.5%, as compared to an expense of $0.7 million, or 42.9% for the prior year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.
Discontinued Operations Discontinued operations as of March 31, 2011 consist of our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.

President Casino: We closed the President Casino on June 24, 2010 and have reflected the operations in discontinued operations and the remaining assets and liabilities as held for sale. In October 2010, the Admiral Riverboat, on which the President Casino formerly operated, was sold.

Casino Magic Argentina: On June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million. We expect no continuing costs from this operation.

Casino Magic Biloxi: Casino Magic Biloxi closed after significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. We received payments totaling approximately $215 million from our insurers related to this asset. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010, in addition to the gain associated with the proceeds.

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009.
In February 2011, we completed the sale of the final asset for $0.4 million, resulting in a gain of $0.1 million. We expect no continuing costs with this entity.
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Revenues	$0.2	$15.0
Operating loss	(2.2)	(5.8)
Non-operating income	—	41.7
Income (loss) before income taxes	(2.2)	35.9
Income tax expense	—	(0.1)
Income (loss) from discontinued operations	$(2.2)	$35.8
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$38.0	$38.0
Other assets, net	20.8	22.1
	$58.8	$60.1
Liabilities:
Total Liabilities	5.0	5.4
	5.0	5.4
Net Assets	$53.8	$54.7

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2011, we held $143 million of cash and cash equivalents, not including $6.5 million of restricted cash. We estimate that approximately $70 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. On February 5, 2010, we entered into a $375 million amended and restated credit facility, which facility matures in March 2014 (the “Credit Facility”). As of March 31, 2011, we had no borrowings under the Credit Facility and had $9.3 million committed under various letters of credit. We have a deposit in escrow with the Louisiana Gaming Control Board of $25.0 million related to the construction of our Baton Rouge project. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs.
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

	For the three months ended March 31,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Net cash provided by operating activities	$28.3	$33.8	(16.2)%
Net cash used in investing activities	$(82.6)	$(63.8)	29.5%
Net cash provided by financing activities	$2.3	$37.7	(93.8)%
Operating Cash Flow
Our cash provided by operating activities in the three months ended March 31, 2011, as compared to the prior-year period decreased slightly. This decrease resulted from the prior-year cash receipt related to the Hurricane Katrina settlement and current year payments of accrued severance.
Investing Cash Flow
Investing cash flows include capital expenditures offset by the sale of property and equipment. During the three months ended March 31, 2011 and 2010, our significant capital expenditures were as follows:

	For the three months ended March 31,
	2011	2010
	(in millions)
Baton Rouge	$24.4	$1.8
L’Auberge du Lac	3.5	1.3
Lumière Place Casino	2.2	1.3
Boomtown Bossier City	1.0	2.6
River City	0.8	44.8
Boomtown New Orleans	1.0	0.6
Belterra	0.3	1.5
Boomtown Reno	0.1	—
Sugarcane Bay	0.2	7.4
Atlantic City	—	0.1
President	—	2.7
Other	4.8	1.8
Total capital expenditures	$38.3	$65.9

In January 2011, we completed the purchase of all of the assets of River Downs racetrack in southeast Cincinnati, Ohio for approximately $45.2 million. This asset purchase, funded with cash on hand, positions us to benefit from the possible legalization of video lottery terminals ("VLTs") at Ohio's racetracks. If VLTs become operational, we plan to invest in and revitalize River Downs to develop a new gaming, racing and entertainment destination facility.

In April 2010, we canceled our planned Sugarcane Bay project and surrendered the related gaming license to the Louisiana Gaming Control Board. In April 2011, we agreed to resolve our litigation in regards to issues related to the cancellation of our Sugarcane Bay project. We expect to incur no additional material cash costs as a result of the settlement.

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

For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Financing Cash Flow
Credit Facility

On February 5, 2010, we amended and restated our Credit Facility, which reduced our revolving credit facility from $531 million to $375 million. As of March 31, 2011, we had no outstanding borrowings and had $9.3 million committed under various letters of credit under our Credit Facility. The Credit Facility matures on March 31, 2014.

The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase, so long as we are in pro-forma compliance with a consolidated senior secured debt ratio and a consolidated total leverage ratio.

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

The Credit Facility has, among other things, financial covenants, capital spending limits and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured leverage ratio. The Credit Facility also has certain covenants regarding construction projects, including, among other requirements for the Baton Rouge project, requirements that an “in-balance” test be satisfied and we enter into a guaranteed maximum price contract, reasonably acceptable to the Administrative Agent, prior to the spending of $100 million or more after January 1, 2010 (excluding certain costs such as land acquisition costs, costs to obtain a gaming license and capitalized interest).

In addition, there is a provision in the Credit Facility that we cannot spend more than $25 million on the Baton Rouge project after January 1, 2010 unless we have received at least $40 million in the aggregate from various non-debt capital sources. The Company has the funds to meet this requirement.

The obligations under the Credit Facility are secured by most of our assets and the assets of our restricted subsidiaries, including a pledge of the equity interests in our subsidiaries and, if and when formed or acquired, by a pledge of up to 66% of the then outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. The subsidiaries that own our Atlantic City site, a subsidiary that holds approximately $10.5 million in cash and cash equivalents, and a subsidiary that holds approximately $66 million in cash and cash equivalents are currently unrestricted subsidiaries for purposes of the Credit Facility.
Senior and Senior Subordinated Indebtedness
As of March 31, 2011, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).
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
Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated Adjusted EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in our indentures) would be at least 2.0 to 1.0.
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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
During the three months ended March 31, 2011, there were no material changes to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no newly identified significant changes in the first quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, the state of the economy, anticipated completion and opening schedule of our Baton Rouge project, anticipated results for our Baton Rouge project, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions, as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	our business is particularly sensitive to reductions in consumers’ discretionary spending as a result of recent downturns in the economy or other changes we cannot accurately predict;

•	the global financial crisis and recession has affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict;

•
our substantial development plans for capital-intensive projects will require us to borrow significant amounts uder our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness;

•
our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we might have difficulty obtaining additional financing; and we may experience adverse effects of interest-rate fluctuations;

•	our indebtedness imposes restrictive covenants on us;

•	servicing our indebtedness will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control;

•
insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities; our new properties may compete with our existing properties;

•	rising operating costs at our gaming properties could have a negative impact on our business;

•
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

•	the gaming industry is very competitive and increased competition, including competition by Native American gaming facilities and internet gaming, could adversely affect our profitability;

•	our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	potential changes in the regulatory environment could harm our business;

•	we may not meet the conditions for the maintenance of the license that we plan to utilize for our Baton Rouge project;

•	we are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities;

•
we operate in a highly taxed industry and it may be subject to higher taxes in the future. If jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected;

•	subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital;

•
we derived 52% of our revenues in 2010 from our casinos located in Louisiana and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the state from which we draw patrons;

•
adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties;

•
our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism;

•
our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate;

•
natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricanes;

•	we may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations;

•	climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets;

•	work stoppages, organizing drives and other labor problems could negatively impact our future profits;

•	we are subject to litigation which, if adversely determined, could cause us to incur substantial losses;

•	we face environmental and archaeological regulation of our real estate; and

•	we face risks associated with growth and acquisitions.
For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2011, we had $9.3 million committed under various letters of credit. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 3.75% as of March 31, 2011. We had no borrowings outstanding as of March 31, 2011 under our Credit Facility. As of March 31, 2011, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would not increase or decrease, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2011. At March 31, 2011, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)
7.50% Notes	$—	$—	$—	$—	$385,000	$—	$385,000	$391,738
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.625% Notes	—	—	—	—	—	$450,000	$450,000	$489,375
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	—	—	—	—	—	$350,000	$350,000	$363,125
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$72	$102	$110	$118	$127	$197	$726	$726
Avg. Interest Rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The following are material developments and material updates to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 under the heading “Legal Proceedings” and to which reference should be made.

Jebaco Litigation: On August 9, 2006, Jebaco, Inc. ("Jebaco") filed suit in the U.S. District Court for the Eastern District of Louisiana against Harrah's Operating Co., Inc., Harrah's Lake Charles, LLC, Harrah's Star Partnership, Players LC, LLC, Players Riverboat Management, LLC, Players Riverboat II, LLC, and Pinnacle Entertainment, Inc. The lawsuit arises out of an agreement between Jebaco and Harrah's (as successor in interest to the various Players defendants) whereby Harrah's was obligated to pay Jebaco a fee based on the number of patrons entering Harrah's two Lake Charles, Louisiana riverboat casinos. In November 2006, we acquired the Harrah's Lake Charles subsidiaries, including the two riverboats. The lawsuit filed by Jebaco asserts that Harrah's, in ceasing gaming operations in Lake Charles and ceasing payments to Jebaco, breached its contractual obligations to Jebaco and asserts damages of approximately $34.0 million. Jebaco also asserts that our agreement with Harrah's violates state and federal antitrust laws. The lawsuit seeks antitrust damages jointly and severally against both us and Harrah's and seeks a trebling of the $34.0 million in damages Jebaco alleges it has suffered. The defendants answered the complaint, denying all claims and asserting that the lawsuit is barred, among other reasons, because of the approval of our transaction with Harrah's by the Louisiana Gaming Control Board and the lack of antitrust injury to Jebaco. In January 2007, all of the defendants moved to dismiss all of the claims of the complaint, which motions were heard on July 18, 2007. The motions to dismiss were granted with prejudice as to the federal antitrust claims and the state-law claims were dismissed without prejudice. Judgment of dismissal was entered on March 5, 2008. Jebaco appealed the dismissal of the federal antitrust claims to the U.S. Court of Appeals for the Fifth Circuit. Further, on March 13, 2008, Jebaco filed a new lawsuit against the same parties in the Louisiana district civil court for Orleans Parish. This lawsuit seeks unspecified damages arising out of the same circumstances as the federal lawsuit based on claims for breach of the duty of good faith, negligent breach of contract, breach of contract, unfair trade practices, unjust enrichment, and subrogation to Harrah's insurance proceeds. In May 2009, the Louisiana district civil court extended the stay of the state case indefinitely pending the decision of the Fifth Circuit on Jebaco's appeal. On October 30, 2009, the Fifth Circuit affirmed the district court's dismissal of the federal antitrust claims. We moved for dismissal of the state-court claims. On January 29, 2010, the state court judge dismissed Jebaco's complaint in its entirety. On April 16, 2010, Jebaco moved the civil district court for leave to appeal the dismissal of its claims. On April 23, 2010, the district court granted Jebaco's motion for an order of appeal.  The parties briefed the appeal, and on January 12, 2011, the Louisiana Court of Appeal affirmed the district civil court's judgment of dismissal.  On February 11, 2011, Jebaco filed an application for discretionary review of the Court of Appeal's decision with the Louisiana Supreme Court. On April 1, 2011, the Louisiana Supreme Court denied Jebaco's application for discretionary review and therefore, the Louisiana Court of Appeal's decision to affirm the district civil court's judgment of dismissal is final.

Union Proceedings: On October 15, 2010, UNITE HERE local 74 (the “Union”) filed unfair labor practice charges with the National Labor Relations Board (the “NLRB”) against Casino One Corporation, a wholly-owned subsidiary of the Company, which is doing business as Lumière Place Casino and Hotels.  The Union alleges that Lumière Place had failed and refused to bargain collectively with the Union.   On January 28, 2011, the NLRB issued a complaint alleging that Lumière Place unlawfully failed to bargain in good faith and unilaterally modified the terms of employment for bargaining unit employees.  A trial before an administrative law judge of the NLRB is scheduled to commence on May 9, 2011.   In addition, Region 14 of the NLRB has requested authorization from the NLRB to seek an injunction in federal district court, requiring compliance with the National Labor Relations Act and restoration of the status quo that existed prior to Lumière Place's alleged unilateral modifications of the terms of employment.  The NLRB sought an order requiring Lumière Place to bargain in good faith, reinstate work rules, and reinstate with back pay employees who were discharged for violating the modified rules.  Lumière Place and the NLRB executed a settlement agreement resolving all outstanding issues associated with the charges, which was approved by the NLRB on April 28, 2011.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

4.1
Third Supplemental Indenture, dated as of January 26, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.2
Fourth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.3
Fifth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.4
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.5
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.6
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.7
First Supplemental Indenture, dated as of January 26, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.8
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.9
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.1†
Amended and Restated Employment Agreement, dated March 1, 2011, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011.

10.2†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011.

10.3†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 7, 2011.

10.4†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011

10.5†
Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Stephen H. Capp is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2011.

10.6*†	Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Clifford D. Kortman.

10.7*†	Pinnacle Entertainment, Inc. Director Health and Medical Incentive Plan.

10.8
Fifth Amendment to the Redevelopment Agreement dated February 23, 2011 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010.
(ii) unaudited Condensed Consolidated Statements of Operations—Three Months Ended March 31, 2011 and 2010.
(iii) unaudited Condensed Consolidated Statements of Cash Flows —Three Months Ended March 31, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — March 31, 2011.
 ________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	May 6, 2011	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

4.1
Third Supplemental Indenture, dated as of January 26, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.2
Fourth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.3
Fifth Supplemental Indenture, dated as of January 28, 2010, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.4
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.5
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.6
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.7
First Supplemental Indenture, dated as of January 26, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.8
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

4.9
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.1†
Amended and Restated Employment Agreement, dated March 1, 2011, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011.

10.2†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011.

10.3†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 7, 2011.

10.4†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011

10.5†
Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Stephen H. Capp is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2011.

10.6*†	Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Clifford D. Kortman.

10.7*†	Pinnacle Entertainment, Inc. Director Health and Medical Incentive Plan.

10.8
Fifth Amendment to the Redevelopment Agreement dated February 23, 2011 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010.
(ii) unaudited Condensed Consolidated Statements of Operations—Three Months Ended March 31, 2011 and 2010.
(iii) unaudited Condensed Consolidated Statements of Cash Flows —Three Months Ended March 31, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — March 31, 2011.
 _________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.