Form 10-Q
period 2011-06-30
PINNACLE ENTERTAINMENT INC.
filed 2011-08-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on August 5, 2011, the number of outstanding shares of the registrant’s common stock was 62,043,727.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues:
Gaming	$255,903	$236,098	$509,781	$466,864
Food and beverage	19,723	17,801	36,151	33,087
Lodging	10,393	10,233	18,717	18,631
Retail, entertainment and other	13,066	9,437	22,170	17,546
Total revenues	299,085	273,569	586,819	536,128
Expenses and other costs:
Gaming	138,534	135,558	281,959	265,391
Food and beverage	19,500	18,137	36,316	33,845
Lodging	5,581	5,848	10,901	11,046
Retail, entertainment and other	9,405	5,841	14,831	10,409
General and administrative	59,287	60,895	115,641	115,484
Depreciation and amortization	26,508	29,345	53,207	55,234
Pre-opening and development costs	2,590	2,086	4,826	10,970
Impairment of indefinite-lived intangible assets	—	11,500	—	11,500
Impairment of land and construction costs	—	18,391	—	18,391
Write-downs, reserves and recoveries, net	5,935	1,657	6,627	(4,378)
Total expenses and other costs	267,340	289,258	524,308	527,892
Operating income (loss)	31,745	(15,689)	62,511	8,236
Interest expense, net of capitalized interest	(25,651)	(27,417)	(51,841)	(48,369)
Loss on early extinguishment of debt	—	(434)	—	(1,852)
Other non-operating income	72	132	164	159
Income (loss) from continuing operations before income taxes	6,166	(43,408)	10,834	(41,826)
Income tax (expense) benefit	(632)	2,731	(700)	2,051
Income (loss) from continuing operations	5,534	(40,677)	10,134	(39,775)
Income (loss) from discontinued operations, net of income taxes	(23,490)	(8,637)	(25,729)	27,204
Net loss	$(17,956)	$(49,314)	$(15,595)	$(12,571)
Net loss per common share—basic
Income (loss) from continuing operations	$0.09	$(0.67)	$0.16	$(0.66)
Income (loss) from discontinued operations, net of income taxes	(0.38)	(0.14)	(0.42)	0.45
Net loss per common share—basic	$(0.29)	$(0.81)	$(0.26)	$(0.21)
Net loss per common share—diluted
Income (loss) from continuing operations	$0.09	$(0.67)	$0.16	$(0.66)
Income (loss) from discontinued operations, net of income taxes	(0.38)	(0.14)	(0.42)	0.45
Net loss per common share—diluted	$(0.29)	$(0.81)	$(0.26)	$(0.21)
Number of shares—basic	61,933	60,718	61,879	60,414
Number of shares—diluted	61,933	60,718	61,879	60,414
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,202	$194,925
Accounts receivable, net of allowance for doubtful accounts of $3,753 and $2,810	18,451	19,318
Inventories	8,148	7,787
Prepaid expenses and other assets	28,444	17,166
Assets of discontinued operations held for sale	42,855	60,120
Total current assets	240,100	299,316
Restricted cash	6,452	6,452
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	256,194	259,402
Buildings, riverboats and improvements	1,302,726	1,290,820
Furniture, fixtures and equipment	473,284	464,427
Construction in progress	102,453	47,111
Land, buildings, riverboats and equipment, gross	2,134,657	2,061,760
Less: accumulated depreciation	(634,517)	(588,145)
Land, buildings, riverboats and equipment, net	1,500,140	1,473,615
Goodwill (Note 1)	52,562	16,742
Intangible assets, net (Note 1)	18,516	18,516
Other assets, net	66,502	69,153
Total assets	$1,884,272	$1,883,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,993	$28,472
Accrued interest	21,308	21,290
Accrued compensation	42,111	47,164
Accrued taxes	23,050	17,426
Other accrued liabilities	47,633	50,886
Deferred income taxes	3,287	3,287
Current portion of long-term debt (Note 2)	98	95
Liabilities of discontinued operations held for sale	10,873	5,425
Total current liabilities	169,353	174,045
Long-term debt less current portion (Note 2)	1,187,238	1,176,622
Other long-term liabilities	21,791	22,204
Deferred income taxes	3,553	3,553
Total liabilities	1,381,935	1,376,424
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 61,976,227 and 61,592,135 shares outstanding, net of treasury shares	6,398	6,360
Additional paid in capital	1,039,099	1,032,548
Retained deficit	(523,430)	(511,798)
Accumulated other comprehensive loss	360	350
Treasury stock, at cost, 2,008,986 of treasury shares for both periods	(20,090)	(20,090)
Total stockholders’ equity	502,337	507,370
Total liabilities and stockholders' equity	$1,884,272	$1,883,794
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,595)	$(12,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,206	56,950
Loss on disposal of assets	5,703	1,669
Impairment of indefinite-lived intangible assets	—	11,500
Impairment of buildings, riverboats, and equipment	—	3,435
Impairment of land and development costs	14,411	18,391
Amortization of debt issuance costs	3,743	3,552
Share-based compensation expense	3,744	3,523
Change in income taxes	5,618	5,282
Changes in operating assets and liabilities:
Receivables, net	996	751
Prepaid expenses and other	(10,446)	(7,976)
Other long-term assets	1,467	(7,184)
Accounts payable	(4,033)	(14,334)
Accrued interest	18	1,392
Other accrued liabilities	(486)	4,872
Other long-term liabilities	(486)	(19,335)
Net cash provided by operating activities	57,860	49,917
Cash flows from investing activities:
Capital expenditures	(79,043)	(93,417)
Purchase of River Downs racetrack	(45,216)	—
Change in restricted cash	(1)	790
Proceeds from sale of property and equipment	959	13,595
Baton Rouge escrow deposit	—	(25,000)
Net proceeds from sale of discontinued operations	—	25,094
Net cash used in investing activities	(123,301)	(78,938)
Cash flows from financing activities:
Proceeds from credit facility	20,000	165,379
Repayments under credit facility	(10,000)	(202,298)
Proceeds from issuance of 8.75% Notes	—	350,000
Repayment of 8.25% Notes	—	(200,000)
Payments on other secured and unsecured notes payable	(47)	(9)
Proceeds from common stock options exercised	2,779	6,519
Proceeds from issuance of common stock	—	1,166
Debt issuance and other financing costs	(100)	(15,005)
Net cash provided by financing activities	12,632	105,752
Effect of exchange rate changes on cash and cash equivalents	—	(379)
Increase (decrease) in cash and cash equivalents	(52,809)	76,352
Cash and cash equivalents at the beginning of the period	195,387	129,576
Cash and cash equivalents at the end of the period	$142,578	$205,928
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$41,556	$43,455
Cash payments related to income taxes, net	1,203	2,929
Decrease in construction-related deposits and liabilities	(2,181)	(15,608)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in southeastern Indiana (Belterra Casino Resort); Lake Charles, New Orleans and Bossier City, Louisiana (L’Auberge du Lac, Boomtown New Orleans and Boomtown Bossier City, respectively); Reno, Nevada (Boomtown Reno) and St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels). In addition, we own and operate a racetrack facility in southeast Cincinnati, Ohio (River Downs), which was purchased in January 2011 for approximately $45.2 million. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and include the related results of operations in discontinued operations. For further information, see Note 6, Discontinued Operations.

We are also developing a casino-hotel in Baton Rouge, Louisiana, which is subject to various regulatory approvals. Management currently expects our Baton Rouge project to open in the summer of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels and obtaining regulatory approvals, among other factors.

In May 2011, we entered into an agreement to acquire a 26% equity interest in Asian Coast Development (Canada) Ltd, a British Columbia corporation (“ACDL”), for a total purchase price of $95 million. ACDL is the owner and operator of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. The investment closed on August 8, 2011. In connection with the closing, we entered into a management agreement to manage the second integrated resort at the Ho Tram strip through the year 2058, with a potential 20-year extension. For further details, see Note 10, Subsequent Events.

Principles of Consolidation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2010.
Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our mychoice customer rewards program, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
Fair Value: Effective January 1, 2008, we adopted the authoritative guidance for fair value measurements, which guidance provides companies the option to measure certain financial assets and liabilities at fair value with changes in fair value recognized in earnings each period. We have elected not to measure any financial assets and liabilities at fair value that were not previously required to be measured at fair value.
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

We measure our liability for deferred compensation on a recurring basis. As of June 30, 2011, our liability for deferred compensation had a balance and fair value of $1.6 million and was valued using Level 1 inputs.

During the second quarter, certain of our assets of discontinued operations held for sale were measured on a non-recurring basis in connection with our impairment analysis, which is further discussed in Note 6, Discontinued Operations. See table below for values.

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets of discontinued operations held for sale	$38.6	$—	$—	$38.6
Land, Buildings, Riverboats and Equipment: Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $39.1 million and $44.8 million at June 30, 2011 and December 31, 2010, respectively. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at June 30, 2011 relates primarily to our Baton Rouge project. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Depreciation expense	$26.5	$29.3	$53.1	$55.2
Capitalized interest	$1.4	$—	$2.2	$3.5
We expense maintenance and repairs costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats and equipment are included in the determination of income.

The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at certain of our casinos. In April 2011, we officially re-launched our program to change the way in which customers are able to accumulate and redeem credits. Under the re-launched program, customers are able to accumulate reward credits that they may redeem at their discretion under the terms of the program. Reward credits are redeemable for free credit that must be replayed in the slot machine, cash back, or benefits such as shopping, dining or hotel stays. The reward credit balance will be forfeited if the customer does not earn a reward credit over the prior six-month period, a change from a 12-month period. We accrue a liability for the estimated cost associated with reward credits. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At June 30, 2011 and December 31, 2010, we had accrued $5.7 million and $9.6 million, respectively, for the estimated cost of mychoice credit redemptions. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill during the three and six months ended June 30, 2011 and 2010. In January 2011, we acquired goodwill totaling $35.8 million related to the purchase of River Downs.

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Gaming taxes	$74.9	$71.0	$150.1	$139.0
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three and six months ended June 30, 2011 and 2010, they consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
River City	$—	$1.2	$0.1	$9.4
Baton Rouge	1.0	0.2	2.0	0.4
Sugarcane Bay (a)	—	0.6	0.2	1.1
Other	1.6	0.1	2.5	0.1
Total pre-opening and development costs	$2.6	$2.1	$4.8	$11.0

(a)
We canceled our Sugarcane Bay project in April 2010. The continuing costs relate to the cost to terminate the project and costs to restore the site to its original state. In April 2011, we agreed to resolve our litigation in regards to issues related to the cancellation of our Sugarcane Bay project. We expect to incur no additional material cash costs as a result of the settlement.

Comprehensive Income: Our comprehensive income is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$(18.0)	$(49.3)	$(15.6)	$(12.6)
Foreign currency translation gain (b)	—	17.4	—	17.1
Post-retirement plan benefit obligation, net of income taxes (a)	—	0.1	—	0.2
Comprehensive income	$(18.0)	$(31.8)	$(15.6)	$4.7

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and the directors’ health and medical plan.

(b)	On June 30, 2010, we completed the sale of our Argentina operations.
Earnings per Share: Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of June 30, 2011 and 2010, our share-based awards issued under our stock option plans consisted primarily of common stock option grants, restricted stock units and phantom stock units.

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which guidance requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011 and reduced our progressive jackpot liability by approximately

$4.0 million and recorded a corresponding credit to our beginning retained earnings account.

In December 2010, the FASB issued guidance to improve disclosures of supplementary pro forma information for business combinations. The guidance specifies that if an entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. This guidance also expands the supplemental pro forma disclosures required to include a description of the nature and amount of material nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after annual reporting periods beginning after December 15, 2010. We expect that the adoption of this guidance may have an impact on our consolidated financial statements in the event that we acquire a company significant to our operations in the future.
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

Note 2—Long-Term Debt
Long-term debt at June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010
	(in millions)
Senior Secured Credit Facility	$10.0	$—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	444.8	444.5
7.50% Senior Subordinated Notes due 2015	381.8	381.5
Other secured and unsecured notes payable	0.7	0.7
	1,187.3	1,176.7
Less current maturities	(0.1)	(0.1)
	$1,187.2	$1,176.6
Senior Secured Credit Facility: On February 5, 2010, we entered into an amended and restated credit agreement for a $375 million revolving credit facility (the “Credit Facility”), which matures on March 31, 2014. As of June 30, 2011, we had $10 million in borrowings outstanding under the Credit Facility, and had $9.8 million committed under letters of credit for various self-insurance programs. On August 2, 2011, we entered into an amended and restated credit agreement which extended the maturity date to August 2016 from March 2014 and increased the size to $410 million from $375 million. For further details, see Note 10, Subsequent Events.
Loss on Early Extinguishment of Debt: During the six months ended June 30, 2011, we had no losses on early extinguishment of debt. During the six months ended June 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million related to the write off of unamortized debt issuance costs related to the execution of our Credit Facility on February 5, 2010.
Interest expense, net of capitalized interest was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Interest expense before capitalization of interest	$(27.0)	$(27.4)	$(54.0)	$(51.9)
Less: capitalized interest	1.3	—	2.2	3.5
Total interest expense, net of capitalized interest	$(25.7)	$(27.4)	$(51.8)	$(48.4)
The increase in interest expense before capitalized interest for the six months ended June 30, 2011 from the same 2010 period was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest. We began capitalizing interest on our Baton Rouge project during the fourth quarter of 2010.
Fair Value of Financial Instruments: The estimated fair value of our long-term debt at June 30, 2011 was approximately $1.3 billion, with a book value of $1.2 billion. At December 31, 2010, the estimated fair value was approximately $1.3 billion, with a book value of $1.2 billion. The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about June 30, 2011 and December 31, 2010. The fair value of our Credit Facility was based on estimated fair values of comparable debt instruments on or about June 30, 2011.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and six months ended June 30, 2011 was an expense of $0.6 million, or 10.3%, and $0.7 million, or 6.5%, as compared to a benefit of $2.7 million, or 6.3%, and $2.1 million, or 4.9%, for the prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.

Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of June 30, 2011, we had approximately 6.0 million share-based awards outstanding, 251,851 of which are restricted stock units and other share based awards, and the rest of which are common stock options. In addition, we had approximately 1.7 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Share-based compensation expense	$2.3	$2.1	$3.8	$3.5

The unamortized compensation costs not yet expensed related to stock options totaled approximately $19.7 million at June 30, 2011 and the weighted average period over which the costs are expected to be recognized is approximately three years.
The aggregate amount of cash we received from the exercise of stock options is described below. The associated shares were newly issued common stock.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Cash received from exercise of stock options	$0.4	$6.5	$2.8	$6.5
The following table summarizes information related to our common stock options under our stock option plans:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2011	5,604,916	$13.69
Granted	1,039,000	$13.92
Exercised	(369,569)	$7.81
Cancelled, Forfeited	(565,275)	$17.43
Options outstanding at June 30, 2011	5,709,072	$14.03
Vested or expected to vest at a point in the future as of June 30, 2011	5,256,382
Options exercisable at June 30, 2011	2,769,172	$16.11
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2011	$6.98

In March 2011, our Board of Directors approved an amendment to our 2005 Equity and Performance Incentive Plan ("2005 Plan") to permit a one-time, value-for-value exchange of certain outstanding employee stock options. On May 24, 2011, our stockholders approved the amendment to the 2005 Plan. This program would permit eligible employees to surrender certain outstanding underwater stock options in a value-for-value exchange for a lesser number of new stock options with a lower exercise price.

The status of our unvested shares, which include restricted stock units and other share based awards, as of June 30, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2011	320,325	$10.40
Granted	118,626	$13.72
Vested	(122,000)	$12.25
Cancelled, Forfeited	(65,100)	$8.09
Unvested shares at June 30, 2011	251,851	$11.66

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Impairment of assets	$—	$0.5	$0.1	$0.5
Loss on disposal of assets	5.9	1.2	6.1	1.6
Legal settlement expense (recoveries)	—	—	0.4	(6.5)
Write-downs, reserves and recoveries, net	$5.9	$1.7	$6.6	$(4.4)
Loss on disposal of assets: In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. The remainder of the balance for the three and six months ended June 30, 2011 relates to the disposal of various slot equipment and other equipment at our properties. During the six months ended June 30, 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss.
Legal settlement expense (recoveries): During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Note 6—Discontinued Operations
Discontinued operations as of June 30, 2011 consist of our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and our former operations at The Casino at Emerald Bay in The Bahamas.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. During the twelve months following, we have actively marketed our operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.
During the second quarter of 2011, we determined that a triggering event had occurred due to the extended time frame in which the operation has been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority ("CRDA") investments. We reviewed the carrying value of our land holdings for recoverability using a sales comparison approach, and based on the results of these tests, recorded an impairment charge of $4.9 million in the second quarter of 2011.
We reviewed the carrying value of our CRDA holdings for recoverability using a market and cost approach, and based on the results of these tests, recorded an impairment charge of $9.4 million in the second quarter of 2011. The CRDA was established in the New Jersey Department of Treasury as a means by which urban redevelopment could occur in Atlantic City. The CRDA fulfills this obligation by administering funds created by taxes imposed on casino licensees. This investment alternative tax is 2.5% of gaming gross revenues, or is limited to 1.25% of gross gaming revenues if funds are deposited directly with the CRDA to be used to purchase CRDA bonds or make direct investments in CRDA projects. While we do not currently hold a New Jersey casino license, we purchased entities in 2006 that owned a former casino site, and had deposits with the CRDA. Our net deposits with the CRDA were $5.5 million and $15.3 million as of June 30, 2011 and December 31, 2010, respectively.
In addition, during the second quarter we increased our legal accruals by $6.0 million.
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
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$0.7	$13.5	$0.9	$28.5
Operating loss	(23.5)	(3.9)	(25.7)	(9.7)
Non-operating income	—	(0.2)	—	41.5
Income (loss) before income taxes	(23.5)	(4.1)	(25.7)	31.8
Income tax expense	—	(4.5)	—	(4.6)
Income (loss) from discontinued operations	$(23.5)	$(8.6)	$(25.7)	$27.2
Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Assets:
Property and equipment, net	$33.1	$38.0
Other assets, net	9.8	22.1
Total assets	$42.9	$60.1
Liabilities:
Total liabilities	10.9	5.4
Net assets	$32.0	$54.7

Note 7—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: On April 5, 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Casino & Hotel Baton Rouge. On May 26, 2011, we entered into an amendment to the agreement, which among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $229 million and provides for a guaranteed date of substantial completion of May 31, 2012. We expect L'Auberge Casino & Hotel Baton Rouge to open in the summer of 2012.
Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel, we have a redevelopment agreement, which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay an additional annual service fee of $1.0 million, less applicable credits, in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted by the change in the consumer price index.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375.0 million, pursuant to the agreement. We are still required to develop and construct a hatch shell on the adjoining property within eighteen months of March 4, 2010. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest at least an additional $75 million into a second phase that would include a hotel with a minimum of 100 guestrooms and other amenities, to be mutually agreed upon by us and St. Louis County. The second phase must be opened within three years after March 4, 2010. In each of the five subsequent years that the second phase is not opened, the amount of liquidated damages begins at $2.0 million for the first year and increases by $1.0 million each subsequent year: hence, $3.0 million in year two, $4.0 million in year three, $5.0 million in year four and $6.0 million in year five. As a result, the maximum total amount of such liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.

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

Legal

Union Proceeding: On May 11, 2010, a former President Casino employee filed an unfair labor practice with the National Labor Relations Board ("NLRB") against (1) Casino One Corporation doing business as Lumière Place; (2) PNK (River City), LLC, a wholly-owned subsidiary of Pinnacle, doing business as River City; (3) President Riverboat Casino-Missouri, Inc., a wholly-owned subsidiary of Pinnacle, doing business as President Casino; and (4) Pinnacle Entertainment, Inc. The former employee alleged that Lumière Place, River City, President Casino and Pinnacle Entertainment, Inc. are a single employer, which unlawfully refused to hire President Casino employees for River City and Lumière Place. On or about June 17, 2011, Casino One Corporation, PNK (River City), LLC, and President Riverboat Casino Missouri, Inc. settled the underlying issues with approximately 51 former President Casino employees. On June 23, 2011, the NLRB approved the settlement and the withdrawal of the underlying unfair labor practice charge, subject to the parties performing their responsibilities under the settlement. The parties have satisfied all of their responsibilities under the settlement.

Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against ACE Gaming, LLC, a wholly owned subsidiary of the Company (“ACE”), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arises out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleges in part that ACE breached certain obligations under the lease, including, among other things, by failing to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleges that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleges independent actions against the Company as described more fully in the lawsuit. The lawsuit seeks specific performance of ACE's obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys' fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.

On March 17, 2010, Madison House moved to dismiss its complaint and ACE's counterclaim without prejudice, which motion was heard on April 28, 2010. The court ruled that it was granting the motion to dismiss Madison House's complaint, without prejudice, but that it was denying the motion to dismiss ACE's counterclaim. The court also ruled that the case would be moved from the Chancery Division to the Law Division. On September 20, 2010, Madison House moved to dismiss ACE's counterclaim, which was heard on October 15, 2010. On January 13, 2011, the court denied Madison House's motion to dismiss the counterclaim. While we cannot predict the outcome of this litigation, we intend to purse our counterclaim vigorously.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties of $2.3 million, challenging the treatment of income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007. In March 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. In September 2010, a hearing was held with the IDR where the Company restated significant facts and positions which the Company believed the field agent had not taken into consideration in issuing the assessment. On March 30, 2011, the IDR issued a letter of finding which denied all issues protested in the hearing but sustained the Company's request to waive penalties.  On April 28, 2011, the Company timely filed a rehearing request of which the IDR promptly granted.  A rehearing was conducted on June 22, 2011, with the Company presenting additional clarifying facts and technical support for our tax positions.  The IDR has 60 days to review the additional data presented and will issue its supplemental findings.

Indiana State Sales Tax Dispute: In 2002, following a sales and use tax audit of Belterra Casino Resort, we received a proposed assessment for approximately $3.1 million, including interest and penalties. We filed a protest in December 2002. In March 2006, the IDR conducted an administrative hearing of our protest, and, in April 2006, the IDR denied our protest with respect to nearly the entire assessment. In May 2006, we filed an appeal of the IDR's findings with the Indiana Tax Court and conceded a portion, of which $0.8 million was paid in July 2006. In February 2009, the Indiana Tax Court issued its final determination and concluded that Belterra Casino Resort was not liable for the tax. In April 2009, the IDR filed a Petition to Review with the Indiana Supreme Court. The Indiana Supreme Court heard oral arguments on October 29, 2009. On October 5, 2010, the Indiana Supreme Court reversed the Indiana Tax Court's ruling and ruled against the Company in a 3-2 decision. Following the Indiana Supreme Court's ruling, we received a final demand in the amount of approximately $3.3 million which the Company promptly paid. On November 4, 2010, the Company filed a petition for rehearing with the Indiana Supreme Court. On February 9, 2011, we received the Indiana Supreme Court's order affirming its original decision. However, the Indiana Supreme Court granted rehearing with respect to the penalty portion, which was $246,000, and remanded that issue back to the Indiana Tax Court. On June 6, 2011, the Company reached an agreement with the IDR regarding the penalty dispute, which granted a tax credit totaling $123,000, which may be used to offset future sales and use tax liabilities.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 8—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary with approximately $10.5 million in cash and cash equivalents as of June 30, 2011; a subsidiary with approximately $66.3 million in cash and cash equivalents as of June 30, 2011; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$255.9	$—	$—	$255.9
Food and beverage	—	19.7	—	—	19.7
Other	—	23.4	—	—	23.4
	—	299.0	—	—	299.0
Expenses:
Gaming	—	138.5	—	—	138.5
Food and beverage	—	19.5	—	—	19.5
General and administrative and other	11.1	65.8	—	—	76.9
Depreciation and amortization	0.8	25.7	—	—	26.5
Write-downs, reserves and recoveries	—	5.9	—	—	5.9
	11.9	255.4	—	—	267.3
Operating income (loss)	(11.9)	43.6	—	—	31.7
Equity earnings of subsidiaries	17.8	(0.2)	—	(17.6)	—
Interest expense and non-operating income, net	(27.0)	1.4	—	—	(25.6)
Income (loss) from continuing operations before inter-company activity and income taxes	(21.1)	44.8	—	(17.6)	6.1
Management fee & inter-company interest	3.7	(3.7)	—	—	—
Income tax expense	(0.6)	—	—	—	(0.6)
Income (loss) from continuing operations	(18.0)	41.1	—	(17.6)	5.5
Income (loss) from discontinued operations, net of taxes	—	(23.3)	(0.2)	—	(23.5)
Net income (loss)	$(18.0)	$17.8	$(0.2)	$(17.6)	$(18.0)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$509.8	$—	$—	$509.8
Food and beverage	—	36.1	—	—	36.1
Other	0.1	40.8	—	—	40.9
	0.1	586.7	—	—	586.8
Expenses:
Gaming	—	282.0	—	—	282.0
Food and beverage	—	36.3	—	—	36.3
General and administrative and other	21.3	124.9	—	—	146.2
Depreciation and amortization	1.7	51.5	—	—	53.2
Write-downs, reserves and recoveries	0.5	6.1	—	—	6.6
	23.5	500.8	—	—	524.3
Operating income (loss)	(23.4)	85.9	—	—	62.5
Equity earnings of subsidiaries	55.5	0.3	—	(55.8)	—
Interest expense and non-operating income, net	(53.9)	2.2	—	—	(51.7)
Income (loss) from continuing operations before inter-company activity and income taxes	(21.8)	88.4	—	(55.8)	10.8
Management fee & inter-company interest	6.9	(6.9)	—	—	—
Income tax expense	(0.7)	—	—	—	(0.7)
Income (loss) from continuing operations	(15.6)	81.5	—	(55.8)	10.1
Income (loss) from discontinued operations, net of taxes	—	(26.0)	0.3	—	(25.7)
Net income (loss)	$(15.6)	$55.5	$0.3	$(55.8)	$(15.6)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$236.1	$—	$—	$236.1
Food and beverage	—	17.8	—	—	17.8
Other	—	19.7	—	—	19.7
	—	273.6	—	—	273.6
Expenses:
Gaming	—	135.6	—	—	135.6
Food and beverage	—	18.1	—	—	18.1
General and administrative and other	12.1	62.6	—	—	74.7
Depreciation and amortization	1.4	27.9	—	—	29.3
Write-downs, reserves and recoveries	0.4	31.6	(0.4)	—	31.6
	13.9	275.8	(0.4)	—	289.3
Operating income (loss)	(13.9)	(2.2)	0.4	—	(15.7)
Equity earnings of subsidiaries	(15.0)	1.0	—	14.0	—
Interest expense and non-operating income, net	(27.3)	—	—	—	(27.3)
Loss on early extinguishment of debt	(0.4)	—	—	—	(0.4)
Income (loss) from continuing operations before inter-company activity and income taxes	(56.6)	(1.2)	0.4	14.0	(43.4)
Management fee & inter-company interest	4.6	(4.6)	—	—	—
Income tax benefit	2.7	—	—	—	2.7
Income (loss) from continuing operations	(49.3)	(5.8)	0.4	14.0	(40.7)
Income from discontinued operations, net of taxes	—	(9.5)	0.9	—	(8.6)
Net income (loss)	$(49.3)	$(15.3)	$1.3	$14.0	$(49.3)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$466.9	$—	$—	$466.9
Food and beverage	—	33.1	—	—	33.1
Other	—	36.1	—	—	36.1
	—	536.1	—	—	536.1
Expenses:
Gaming	—	265.4	—	—	265.4
Food and beverage	—	33.8	—	—	33.8
General and administrative and other	22.0	126.6	(0.6)	—	148.0
Depreciation and amortization	2.8	52.3	0.1	—	55.2
Write-downs, reserves and recoveries	(6.1)	32.1	(0.5)	—	25.5
	18.7	510.2	(1.0)	—	527.9
Operating income (loss)	(18.7)	25.9	1.0	—	8.2
Equity earnings of subsidiaries	48.6	2.1	—	(50.7)	—
Interest expense and non-operating income, net	(51.6)	3.4	—	—	(48.2)
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)
Income (loss) from continuing operations before inter-company activity and income taxes	(23.6)	31.4	1.0	(50.7)	(41.9)
Management fee & inter-company interest	8.9	(8.9)	—	—	—
Income tax benefit	2.1	—	—	—	2.1
Income (loss) from continuing operations	(12.6)	22.5	1.0	(50.7)	(39.8)
Income from discontinued operations, net of taxes	—	25.1	2.1	—	27.2
Net income (loss)	$(12.6)	$47.6	$3.1	$(50.7)	$(12.6)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of June 30, 2011
Balance Sheet
Current assets	$28.4	$92.0	$76.9	$—	$197.3
Property and equipment, net	18.8	1,480.8	0.5	—	1,500.1
Other non-current assets	56.8	87.2	—	—	144.0
Investment in subsidiaries	1,643.4	—	—	(1,643.4)	—
Assets of discontinued operations held for sale	—	43.5	—	(0.6)	42.9
Inter-company	1.2	—	—	(1.2)	—
	$1,748.6	$1,703.5	$77.4	$(1,645.2)	$1,884.3
Current liabilities	45.2	113.2	0.1	—	158.5
Notes payable, long term	1,186.6	0.6	—	—	1,187.2
Other non-current liabilities	14.5	10.9	—	—	25.4
Liabilities of discontinued operations held for sale	—	10.9	—	—	10.9
Inter-company	—	—	1.2	(1.2)	—
Equity	502.3	1,568.0	76.0	(1,644.0)	502.3
	$1,748.6	$1,703.6	$77.3	$(1,645.2)	$1,884.3
As of December 31, 2010
Balance Sheet
Current assets	$84.0	$78.1	$77.2	$—	$239.3
Property and equipment, net	13.0	1,460.1	0.5	—	1,473.6
Other non-current assets	59.3	51.4	—	—	110.7
Investment in subsidiaries	1,585.3	—	—	(1,585.3)	—
Assets of discontinued operations held for sale	—	60.5	0.3	(0.6)	60.2
Inter-company	1.2	—	—	(1.2)	—
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8
Current liabilities	45.1	123.4	0.1	—	168.6
Notes payable, long term	1,176.0	0.7	—	—	1,176.7
Other non-current liabilities	14.3	11.4	—	—	25.7
Liabilities of discontinued operations held for sale	—	5.4	—	—	5.4
Inter-company	—	—	1.2	(1.2)	—
Equity	507.4	1,509.2	76.7	(1,585.9)	507.4
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2011
Statement of Cash Flows
Cash provided by (used in) operating activities	$(66.3)	$124.6	$(0.4)	$—	$57.9
Capital expenditures and other	(8.0)	(115.7)	0.4	—	(123.3)
Cash provided by (used in) investing activities	(8.0)	(115.7)	0.4	—	(123.3)
Change in notes payable and other	12.6	—	—	—	12.6
Cash provided by financing activities	12.6	—	—	—	12.6
Increase (decrease) in cash and cash equivalents	(61.7)	8.9	—	—	(52.8)
Cash and cash equivalents, beginning of period	76.9	41.6	76.9	—	195.4
Cash and cash equivalents, end of period	$15.2	$50.5	$76.9	$—	$142.6

For the six months ended June 30, 2010
Statement of Cash Flows
Cash provided by (used in) operating activities	$(59.4)	$138.8	$(29.5)	$—	$49.9
Capital expenditure and other	(1.5)	(112.9)	35.5	—	(78.9)
Cash provided by (used in) investing activities	(1.5)	(112.9)	35.5	—	(78.9)
Change in notes payable	105.8	—	—	—	105.8
Cash provided by financing activities	105.8	—	—	—	105.8
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase in cash and cash equivalents	44.9	25.9	5.6	—	76.4
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$46.4	$82.6	$77.0	$—	$206.0
_______________________

(a)
The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; PNK (RENO), LLC; Louisiana-I Gaming; PNK (LAKE CHARLES), L.L.C.; Casino Magic Corp.; Biloxi Casino Corp.; PNK (BOSSIER CITY), Inc.; Casino One Corporation; PNK (ES), LLC; PNK (ST. LOUIS RE), LLC; AREP Boardwalk Properties LLC; PNK (Baton Rouge) Partnership; PNK (River City), LLC; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC and ACE Gaming, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
PNK Development 11, LLC, which, as of June 30, 2011, held approximately $66.3 million in cash and cash equivalents, is our only material non-guarantor of our senior and senior subordinated notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of June 30, 2011.

Note 9—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenues:
L'Auberge du Lac	$96.1	$83.7	$184.9	$170.0
St. Louis (a)	96.6	85.4	190.1	157.2
Boomtown New Orleans	33.4	34.2	70.4	69.0
Belterra Casino Resort	38.5	38.8	75.3	75.2
Boomtown Bossier City	21.3	21.1	44.3	45.5
Boomtown Reno	9.7	10.4	17.3	19.2
River Downs	3.5	—	4.5	—
Total Revenue	$299.1	$273.6	$586.8	$536.1
Adjusted EBITDA (b):
L'Auberge du Lac	$30.6	$22.1	$56.2	$46.1
St. Louis (a)	22.7	14.2	42.7	29.7
Boomtown New Orleans	11.4	10.4	24.5	21.0
Belterra Casino Resort	8.0	7.7	14.4	14.2
Boomtown Bossier City	4.7	4.7	10.4	11.2
Boomtown Reno	0.2	0.5	(0.5)	(0.5)
River Downs	(0.7)	—	(1.0)	—
	76.9	59.6	146.7	121.7
Corporate expenses (c)	(7.9)	(10.2)	(15.9)	(18.3)
	69.0	49.4	130.8	103.4
Other benefits (costs):
Depreciation and amortization	(26.5)	(29.3)	(53.2)	(55.2)
Pre-opening and development costs	(2.6)	(2.1)	(4.8)	(11.0)
Share-based compensation expense	(2.3)	(2.1)	(3.8)	(3.5)
Impairment of indefinite-lived intangible assets	—	(11.5)	—	(11.5)
Impairment of land and construction costs	—	(18.4)	—	(18.4)
Write-downs, reserves and recoveries, net	(5.9)	(1.7)	(6.6)	4.4
Interest expense, net of capitalized interest	(25.7)	(27.4)	(51.8)	(48.4)
Loss on early extinguishment of debt	—	(0.4)	—	(1.9)
Other non-operating income	0.1	0.1	0.2	0.2
Income tax (expense) benefit	(0.6)	2.7	(0.7)	2.1
Income (loss) from continuing operations	$5.5	$(40.7)	$10.1	$(39.8)

	For the six months ended June 30,
	2011	2010
	(in millions)
Capital expenditures:
L'Auberge du Lac	$7.8	$7.5
St. Louis (a)	7.6	58.8
Boomtown New Orleans	1.6	1.4
Belterra Casino Resort	1.1	3.0
Boomtown Bossier City	1.6	2.8
Boomtown Reno	0.1	0.2
River Downs (d)	0.1	—
Corporate and other, including properties under development (e)	59.2	19.7
	$79.1	$93.4

	June 30, 2011	December 31, 2010
	(in millions)
Assets
L'Auberge du Lac	$314.6	$314.8
St. Louis (a)	784.5	790.0
Boomtown New Orleans	62.1	64.0
Belterra Casino Resort	184.1	188.6
Boomtown Bossier City	87.0	88.9
Boomtown Reno	38.8	40.5
River Downs	45.4	—
Corporate and other, including development projects and discontinued operations	367.8	397.0
	$1,884.3	$1,883.8

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Capital expenditures for our River Downs segment includes items purchased since the initial acquisition of the racetrack in January 2011 and exclude the initial purchase price.

(e)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the six months ended June 30,
	2011	2010
	(in millions)
Baton Rouge	51.1	4.0

Note 10—Subsequent Events

Investment in ACDL: On May 25, 2011, we entered into a subscription agreement with ACDL to acquire a 26% equity interest for a total purchase price of $95 million. ACDL is the owner and operator of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. This investment closed on August 8, 2011. In connection with the closing of this investment, we entered into a management agreement to manage the second integrated resort at the Ho Tram Strip through the year 2058, with a potential 20-year extension, on terms set forth in the management agreement. Also upon the closing of the investment, we entered into a shareholders agreement with ACDL and certain entities affiliated with Harbinger Capital Partners, representing the majority shareholder of ACDL, pursuant to which we would have, in general, proportional board representation and certain minority shareholder rights, including preemptive rights, tag-along rights.

Amended and Restated Credit Facility: On August 2, 2011, we amended and restated the terms of our Credit Facility. The size of the revolving credit facility was increased to $410 million from $375 million, of which $43 million is currently outstanding. We extended the Credit Facility's maturity to August 2016 from March 2014, provided, however, that this date will be accelerated to December 15, 2014 if any portion of our 7.50% senior subordinated notes due 2015 are outstanding on December 15, 2014. In addition, the amendment reduced the interest rate spread for any outstanding borrowings by 125 basis points, amended leverage covenants to accommodate our planned growth pipeline, and removed certain covenants regarding construction projects.

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

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate seven casinos: L'Auberge du Lac in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; Boomtown Bossier City in Bossier City, Louisiana; and Boomtown Reno in Reno, Nevada. In addition, we own and operate a racetrack facility, River Downs, in southeast Cincinnati, Ohio, which was purchased in January 2011 for approximately $45.2 million. We are also developing L'Auberge Casino & Hotel Baton Rouge in Baton Rouge, Louisiana. In April 2010, we canceled our Sugarcane Bay project in Lake Charles, Louisiana. On June 24, 2010, we closed our President Casino facility in St. Louis, Missouri, and on June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million.

In Louisiana, we have commenced foundation work on L'Auberge Casino & Hotel Baton Rouge and completed construction of the casino vessel hulls. During construction, we have faced unusually high volatility of the Mississippi River's water levels in Baton Rouge. Earlier this year, unusually low river levels prevented construction progress on the wet side of the flood levee. Subsequently, unusually high water levels on the dry side of the flood levee delayed construction progress on the hotel until the river level receded. We recently fully resumed construction of the foundations for the hotel and continue to make progress towards our revised opening schedule of summer 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels and obtaining regulatory approvals, among other factors.

On May 25, 2011, we entered into an agreement to acquire a 26% equity interest in Asian Coast Development (Canada) Ltd, a British Columbia corporation (“ACDL”), for a total purchase price of $95 million. ACDL is the owner and operator of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. The investment closed on August 8, 2011. In connection with the closing of our investment in ACDL, we entered into a management agreement to manage the second integrated resort at the Ho Tram Strip through the year 2058, with a potential 20-year extension.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2011 and 2010. As discussed in Note 8 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a consistent basis with how we measure our business and allocate resources internally. See Note 8 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenues:
L'Auberge du Lac	$96.1	$83.7	$184.9	$170.0
St. Louis (a)	96.6	85.4	190.1	157.2
Boomtown New Orleans	33.4	34.2	70.4	69.0
Belterra Casino Resort	38.5	38.8	75.3	75.2
Boomtown Bossier City	21.3	21.1	44.3	45.5
Boomtown Reno	9.7	10.4	17.3	19.2
River Downs	3.5	—	4.5	—
Total Revenue	$299.1	$273.6	$586.8	$536.1
Operating income (loss)	$31.7	$(15.7)	$62.5	$8.2
Income (loss) from continuing operations	$5.5	$(40.7)	$10.1	$(39.8)

Adjusted EBITDA: (b)
L'Auberge du Lac	$30.6	$22.1	$56.2	$46.1
St. Louis (a)	22.7	14.2	42.7	29.7
Boomtown New Orleans	11.4	10.4	24.5	21.0
Belterra Casino Resort	8.0	7.7	14.4	14.2
Boomtown Bossier City	4.7	4.7	10.4	11.2
Boomtown Reno	0.2	0.5	(0.5)	(0.5)
River Downs	(0.7)	—	(1.0)	—

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Segment comparison of the three and six months ended June 30, 2011 and 2010

L'Auberge du Lac

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$83.7	$72.5	15.4%	$162.9	$149.6	8.9%
Total revenues	96.1	83.7	14.8%	184.9	170.0	8.8%
Operating income	25.1	15.0	67.3%	45.3	31.7	42.9%
Adjusted EBITDA	30.6	22.1	38.5%	56.2	46.1	21.9%
L'Auberge du Lac, our largest property, saw a significant increase in revenues and Adjusted EBTIDA for the three and six months ended June 30, 2011 as compared to the prior-year period, as a result of the evolution of our marketing programs and a continued focus on the efficiency of the operation and proper utilization of assets. The re-launch of our mychoice program in April 2011 contributed to our strong second quarter results and is achieving our goal of driving profitable revenue growth. Operating execution has been improved by leveraging management experience through a shared services arrangement in our Louisiana market. These results were achieved despite casino floor disruption due to the construction of a new poker room, which opened on July 1, 2011, and the remodel of our VIP lounge.

St. Louis

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$82.8	$72.1	14.8%	$164.3	$133.0	23.5%
Total revenues	96.6	85.4	13.1%	190.1	157.2	20.9%
Operating income (loss)	8.9	(1.0)	NM	15.4	(4.1)	NM
Adjusted EBITDA	22.7	14.2	59.9%	42.7	29.7	43.8%
NM — Not Meaningful
The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The significant increase in revenues is due to the maturation of River City, which opened in March 2010. Our combined monthly market share for our St. Louis properties increased over the prior-year period, reflecting the ramp-up of operations for River City. Adjusted EBITDA reflects the benefits of a heightened focus on operating efficiencies and realized through our shared services arrangement in this market. In April 2011, we re-launched our mychoice program, which contributed to the strong results by increasing customer spend and driving profitable revenue growth.

Boomtown New Orleans

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$32.1	$32.7	(1.8)%	$67.7	$66.1	2.4%
Total revenues	33.4	34.2	(2.3)%	70.4	69.0	2.0%
Operating income	9.8	8.5	15.3%	21.0	17.2	22.1%
Adjusted EBITDA	11.4	10.4	9.6%	24.5	21.0	16.7%
Adjusted EBITDA increased for the three and six months ended June 30, 2011 versus the prior-year periods, despite stagnant revenues, as a result of an improving operating environment and heightened focus on operating efficiencies and more effective marketing programs.
Belterra Casino Resort

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$32.7	$33.3	(1.8)%	$64.7	$64.9	(0.3)%
Total revenues	38.5	38.8	(0.8)%	75.3	75.2	0.1%
Operating income	4.7	3.2	46.9%	7.9	6.3	25.4%
Adjusted EBITDA	8.0	7.7	3.9%	14.4	14.2	1.4%

During the three and six months ended June 30, 2011, Belterra achieved results consistent with the prior-year period despite difficulties resulting from soft general economic conditions, as well as the negative impact of decreased customer traffic.

Boomtown Bossier City

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$19.7	$19.7	—%	$41.4	$42.7	(3.0)%
Total revenues	21.3	21.1	0.9%	44.3	45.5	(2.6)%
Operating income	3.1	3.0	3.3%	7.3	8.0	(8.8)%
Adjusted EBITDA	4.7	4.7	—%	10.4	11.2	(7.1)%
Boomtown Bossier City revenues and Adjusted EBITDA declined for the six months ended June 30, 2011 due to the competitive Bossier City/Shreveport gaming market and expanded Native American gaming facilities in Oklahoma, many of which are located closer to the Dallas feeder market. We have attempted to offset the additional competition through a refinement of the property's marketing efforts and certain cost-cutting measures, which improved results in the second quarter of 2011.

Boomtown Reno

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$4.9	$5.8	(15.5)%	$8.8	$10.6	(17.0)%
Total revenues	9.7	10.4	(6.7)%	17.3	19.2	(9.9)%
Operating loss	(0.4)	(0.1)	NM	(1.7)	(1.8)	(5.6)%
Adjusted EBITDA (loss)	0.2	0.5	(60.0)%	(0.5)	(0.5)	—%
Boomtown Reno Adjusted EBITDA loss remained the same for the six months ended June 30, 2011 compared to the prior-year period. The Reno market continues to be adversely affected by significant competition from the northern California Native American gaming market, as well as soft economic conditions in both the Reno and northern California markets.
River Downs

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$—	$—	NM	$—	$—	NM
Total revenues	3.5	—	NM	4.5	—	NM
Operating loss	(0.8)	—	NM	(1.3)	—	NM
Adjusted EBITDA (loss)	(0.7)	—	NM	(1.0)	—	NM
NM — Not Meaningful
In January 2011, we completed the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio for approximately $45.2 million. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility. Recently, Ohio received legislative approval of up to 2,500 video lottery terminals (VLTs) at Ohio's racetracks, including our River Downs racetrack. We are currently creating a master development plan to re-develop River Downs into a premier gaming, racing and entertainment destination facility for the Cincinnati market.

Other factors affecting income from continuing operations
The following is a description of the other costs and benefits affecting income from continuing operations for the three and six months ended June 30, 2011 and 2010, respectively:

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Other benefits (costs):
Corporate expenses	$(7.9)	$(10.2)	(22.5)%	$(15.9)	$(18.3)	(13.1)%
Depreciation and amortization	(26.5)	(29.3)	(9.6)%	(53.2)	(55.2)	(3.6)%
Pre-opening and development costs	(2.6)	(2.1)	23.8%	(4.8)	(11.0)	(56.4)%
Share-based compensation expense	(2.3)	(2.1)	9.5%	(3.8)	(3.5)	8.6%
Impairment of indefinite-lived intangible assets	—	(11.5)	(100.0)%	—	(11.5)	(100.0)%
Impairment of land and construction costs	—	(18.4)	(100.0)%	—	(18.4)	(100.0)%
Write-downs, reserves and recoveries, net	(5.9)	(1.7)	247.1%	(6.6)	4.4	(250.0)%
Other non-operating income	0.1	0.1	—%	0.2	0.2	—%
Loss on early extinguishment of debt	—	(0.4)	(100.0)%	—	(1.9)	(100.0)%
Interest expense, net of capitalized interest	(25.7)	(27.4)	(6.2)%	(51.8)	(48.4)	7.0%
Income tax (expense) benefit	(0.6)	2.7	(122.2)%	(0.7)	2.1	(133.3)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Included in the balance for the six months ended June 30, 2011 is $2.5 million of severance costs related to the resignation of corporate officers and other staff reductions at our corporate offices. The six months ended June 30, 2010 included $1.9 million in severance costs and a $1.1 million one-time charge related to vacating two offices during the second quarter of 2010 in connection with the corporate office consolidation. Corporate expenses decreased during the six months ended June 30, 2011, excluding severance costs, as compared to the same period in 2010 due to improved operational efficiencies.
Depreciation and amortization expense was consistent for the three and six months ended June 30, 2011 as compared to the prior-year periods.
Pre-opening and development costs for the three and six months ended June 30, 2011 and 2010 consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
River City	$—	$1.2	$0.1	$9.4
Baton Rouge	1.0	0.2	2.0	0.4
Sugarcane Bay	—	0.6	0.2	1.1
Other	1.6	0.1	2.5	0.1
Total pre-opening and development costs	$2.6	$2.1	$4.8	$11.0

Non-cash share-based compensation expense

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Shared-based compensation expense	$2.3	$2.1	$3.8	$3.5
Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Impairment of assets	$—	$0.5	$0.1	$0.5
Loss on disposal of assets	5.9	1.2	6.1	1.6
Legal settlement recoveries	—	—	0.4	(6.5)
Write-downs, reserves and recoveries, net	$5.9	$1.7	$6.6	$(4.4)
Loss on disposal of assets: In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, and recognized a loss accordingly. The remainder of the balance for the three and six months ended June 30, 2011 relates to the disposal of various slot equipment at our properties. During the six months ended June 30, 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss.
Legal settlement recoveries: During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Interest expense consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Interest expense before capitalization of interest	$(27.0)	$(27.4)	$(54.0)	$(51.9)
Less: capitalized interest	1.3	—	2.2	3.5
Total interest expense, net of capitalized interest	$(25.7)	$(27.4)	$(51.8)	$(48.4)
The increase in interest expense before capitalized interest for the six months ended June 30, 2011 from the same 2010 period was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. We stopped capitalizing interest on our River City Casino upon its opening in March 2010, contributing to the decrease in capitalized interest. Capitalized interest for the six months ended June 30, 2011 relates to our Baton Rouge project.
Loss on early extinguishment of debt: During the six months ended June 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility. During the first half of 2011, we had no such costs.
Income tax: Our effective income tax rate for continuing operations for the three and six months ended June 30, 2011 was an expense of $0.6 million, or 10.3%, and $0.7 million, or 6.5%, as compared to a benefit of $2.7 million, or 6.3%, and $2.1 million, or 4.9%, for the prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.

Discontinued operations: Discontinued operations as of June 30, 2011 consist of our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. During the twelve months following, we have actively marketed our operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.
During the second quarter of 2011, we determined that a triggering event had occurred due to the extended time frame in which the operation has been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority ("CRDA") investments. We reviewed the carrying value of our land holdings for recoverability using a sales comparison approach, and based on the results of these tests, recorded an impairment charge of $4.9 million the second quarter of 2011.
We reviewed the carrying value of our CRDA holdings for recoverability using a market and cost approach, and based on the results of these tests, recorded an impairment charge of $9.4 million in the second quarter of 2011. The CRDA was established in the New Jersey Department of Treasury as a means by which urban redevelopment could occur in Atlantic City. The CRDA fulfills this obligation by administering funds created by taxes imposed on casino licensees. This investment alternative tax is 2.5% of gaming gross revenues, or is limited to 1.25% of gross gaming revenues if funds are deposited directly with the CRDA to be used to purchase CRDA bonds or make direct investments in CRDA projects. While we do not currently hold a New Jersey casino license, we purchased entities in 2006 that owned a former casino site, and had deposits with the CRDA. Our net deposits with the CRDA were $5.5 million and $15.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$0.7	$13.5	$0.9	$28.5
Operating loss	(23.5)	(3.9)	(25.7)	(9.7)
Non-operating income	—	(0.2)	—	41.5
Income (loss) before income taxes	(23.5)	(4.1)	(25.7)	31.8
Income tax expense	—	(4.5)	—	(4.6)
Income (loss) from discontinued operations	$(23.5)	$(8.6)	$(25.7)	$27.2
Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$33.1	$38.0
Other assets, net	9.8	22.1
	42.9	60.1
Liabilities:
Total liabilities	10.9	5.4
Net Assets	$32.0	$54.7

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2011, we held $142.2 million of cash and cash equivalents, not including $6.5 million of restricted cash. We estimate that approximately $70.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. We have a deposit in escrow with the Louisiana Gaming Control Board of $25.0 million related to the construction of our Baton Rouge project. As of June 30, 2011, we had a then existing $375 million revolving credit facility with a maturity date in March 2014, of which $10.0 million was outstanding and $9.8 million was committed under various letters of credit. On August 2, 2011, we entered into a $410 million amended and restated credit facility, which facility matures in August 2016. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs.
We generally produce significant cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Credit Facility and note indentures. Our cash flows consist of the following:

	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Net cash provided by operating activities	$57.9	$49.9	16.0%
Net cash used in investing activities	$(123.3)	$(78.9)	56.3%
Net cash provided by financing activities	$12.6	$105.8	(88.1)%
Operating Cash Flow
Our cash provided by operating activities in the six months ended June 30, 2011, as compared to the prior-year period, increased due to improved results from operations as well as decreased payments on accounts payable balances.
Investing Cash Flow
Investing cash flows include capital expenditures offset by the sale of property and equipment. During the six months ended June 30, 2011 and 2010, our significant capital expenditures were as follows:

	For the six months ended June 30,
	2011	2010
	(in millions)
Baton Rouge	$51.1	$4.0
L’Auberge du Lac	7.8	7.5
Lumière Place Casino	5.6	1.8
Boomtown Bossier City	1.6	2.8
River City	2.0	57.0
Boomtown New Orleans	1.6	1.4
Belterra	1.1	3.0
Boomtown Reno	0.1	0.2
Sugarcane Bay	0.2	10.5
Atlantic City	—	0.1
President	—	2.7
Other	8.0	2.4
Total capital expenditures	$79.1	$93.4

In January 2011, we completed the purchase of all of the assets of River Downs racetrack in southeast Cincinnati, Ohio for approximately $45.2 million. This asset purchase, funded with cash on hand, positions us to benefit from the recent Ohio legislative approval of up to 2,500 video lottery terminals (VLTs) at Ohio's racetracks We are currently creating a master development plan to re-develop River Downs into a premier gaming, racing and entertainment destination facility for the Cincinnati market. The legislation requires us to invest a minimum of $150 million in our facility, including VLTs.

On August 8, 2011, we purchased a 26% equity interest in ACDL for a total purchase price of $95 million. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential development located approximately 80 miles southeast of Ho Chi Minh City in southern Vietnam. Upon closing this transaction, we also entered into a management agreement through 2058 (with the potential for a 20-year extension) for the second integrated resort of the multi-phase Ho Tram Strip project, Vietnam's first destination integrated resort and gaming complex. The first phase of the Ho Tram Strip, MGM Grand Ho Tram, is expected to open to the public in 2013.

On April 5, 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Casino & Hotel Baton Rouge. On May 26, 2011, we entered into an amendment to the agreement, which among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $229 million and provides for a guaranteed date of substantial completion of May 31, 2012. We expect L'Auberge Casino & Hotel Baton Rouge to open in the summer of 2012. The guaranteed maximum price set by the amendment to the agreement is a portion of the total budget of $357 million for the project.

In April 2010, we canceled our planned Sugarcane Bay project and surrendered the related gaming license to the Louisiana Gaming Control Board. In April 2011, we agreed to resolve our litigation in regards to issues related to the cancellation of our Sugarcane Bay project. We expect to incur no additional material cash costs as a result of the settlement.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments and fund the development of our Baton Rouge and River Downs projects, and explore other growth opportunities. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible. Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our Baton Rouge project may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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
Financing Cash Flow

Credit Facility

As of June 30, 2011, we had $10.0 million in borrowings and had $9.8 million committed under various letters of credit under our then existing credit facility.

On August 2, 2011, we entered into the Fourth Amended and Restated Credit Facility ("Credit Facility"). We increased the revolving credit commitment to $410 million from $375 million, of which $43 million is currently outstanding. The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase so long as we are in pro forma compliance with the Credit Facility's financial and other covenants, including a consolidated senior secured debt ratio and a consolidated total leverage ratio. The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of our L'Auberge Baton Rouge

Hotel and Casino project and River Downs.

The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016; provided however, that the date will be accelerated to December 15, 2014 if any portion of our 7.50% senior subordinated notes due 2015 are outstanding on December 15, 2014. Currently, $385 million of aggregate principal amount of 7.50% senior subordinated notes due 2015 is outstanding.

The Credit Facility does not have any debt repayment obligations prior to 2016 (as long as no portion of our 7.50% senior subordinated notes due 2015 are outstanding on December 15, 2014). We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to our right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility, and reduced for cash flow applied to permitted capital spending). We do not believe such payments will be required in the foreseeable future. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

The interest rate margins for revolving credit loans under the Credit Facility depend on our performance, measured by a consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 3.50% or at a base rate plus a margin ranging from 0.25% to 2.00%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured debt ratio. Furthermore, the Credit Facility has covenants that would limit the amount of senior unsecured debt that we could incur to $1.5 billion, unless our consolidated total leverage ratio is less than 6.00 to 1.00.

The obligations under the Credit Facility continue to be secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such a pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by all of our existing and future domestic restricted subsidiaries, other than certain immaterial subsidiaries, and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries that own approximately $120 million in cash as of August 9, 2011, our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

The Credit Facility provides for customary events of default with corresponding grace periods, in most cases, including payment defaults, cross defaults with certain other indebtedness to third parties, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders may, among other remedies, accelerate the payment of all obligations due from the borrowers to the lenders, charge the borrowers the default rate of interest on all then outstanding or thereafter incurred obligations, and terminate the lenders' commitments to make any further loans or issue any further letters of credit. In the event of certain defaults, the commitments of the lenders will be automatically terminated and all outstanding obligations of the borrowers will automatically become due. In addition, the lenders may take possession of, and enforce the borrowers' rights with respect to, the borrowers' collateral, including selling the collateral.

Senior and Senior Subordinated Indebtedness

As of June 30, 2011, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following material changes occurred during the quarterly period ended June 30, 2011 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

On April 5, 2010, we entered into an agreement for guaranteed maximum price construction services with Manhattan Construction Company. The agreement provides the general terms for construction of the Company's Baton Rouge project, L'Auberge Casino & Hotel Baton Rouge. On May 26, 2011, we amended the agreement to provide that the guaranteed date of substantial completion for the Baton Rouge project is May 31, 2012 and the total guaranteed maximum price for the construction of the Baton Rouge project is approximately $229 million. We expect the opening of L'Auberge Casino & Hotel Baton Rouge to be in the summer of 2012.

In addition, on May 25, 2011, we entered into a subscription agreement with ACDL, the owner and developer of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. The Ho Tram Strip is expected to be Vietnam's first destination integrated resort and gaming complex and is scheduled to open in multiple phases. The multi-property resort complex is being developed by ACDL under an investment certificate from the Government of Vietnam. Pursuant to the subscription agreement, we agreed to purchase 26% of the common shares and Series V preferred shares of ACDL for a total purchase price of $95 million, which investment closed on August 8, 2011.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no newly identified critical accounting policies and estimates in the second quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, the state of the economy, anticipated completion and opening schedule of our Baton Rouge project, anticipated results for our Baton Rouge project, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed below, in addition to general domestic and international economic and political conditions, as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described below, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•
our business may be sensitive to reductions in consumers' discretionary spending as a result of recent downturns in the economy, as well as other factors that are difficult to predict and beyond our control;

•	the gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states such as Texas, Ohio and Illinois or through Native American gaming facilities and internet gaming, could adversely affect our profitability;

•	video lottery terminals may not become operational at our River Downs racetrack in Ohio;

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

•	subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital;

•	operating costs for our gaming properties, including, but not limited to, increased taxes, capital expenditures and energy prices, may rise;

•	we are subject to risks associated with geographic market concentration in Louisiana;

•	insufficient or lower-than-expected results generated from our new developments and acquired properties may not yield adequate or expected returns on our substantial investments;

•	the loss of management and other key personnel could significantly harm our business;

•	our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	potential changes in the regulatory environment could harm our business;

•
we may not meet the conditions for the maintenance of the license that we plan to utilize for our L'Auberge Casino & Hotel Baton Rouge, including completing the project on time due to circumstances outside our control such as the Mississippi River water levels;

•	the global financial crisis and recession has affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict;

•
adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and could deter customers from visiting our properties;

•
our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism;

•	damage and closures caused by hurricanes in the Gulf Region could make our results less predictable;

•	the absence of sufficient electrical power or a failure of the technology services needed to run our computers may cause us to be unable to run all or parts of our gaming operations;

•
natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties compared to the levels before the 2005 hurricane;

•	we may incur property and other losses that are not adequately covered by insurance;

•	climate change, climate change regulations and greenhouse effects could adversely impact our operations and markets;

•	work stoppages, organizing drives and other labor problems could interrupt our operations;

•	we are subject to litigation which, if adversely determined, could cause us to incur substantial losses;

•	we face environmental and archaeological regulation of our real estate;

•
even though we have suspended development of our Atlantic City site, if we determine to proceed with our Atlantic City project, it will have many risks, and we may not realize the financial and strategic goals that are contemplated from its acquisition and development;

•
our present indebtedness and future projected borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we might have difficulty obtaining additional financing; and we may experience adverse effects of interest-rate fluctuations;

•	the terms of our credit facility and the indentures governing our subordinated indebtedness impose operating and financial restrictions on us;

•	servicing our indebtedness will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors;

•	we are subject to extensive laws and governmental regulations that impose restrictions on the ownership and transfer of our securities; and

•
we face many risks associated with our investment in a privately held company that is developing a complex of integrated resorts in Vietnam, two of which are expected to include gaming operations; our involvement in Vietnam could expose us to risks associated with violations of the Foreign Corrupt Practices Act or applicable anti-money laundering regulations, which could have a negative impact on us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of June 30, 2011, $10 million in borrowings outstanding under our then existing credit facility and we had $9.8 million committed under various letters of credit. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 3.75% as of June 30, 2011. As of June 30, 2011, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.1 million per year, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2011. At June 30, 2011, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2011		2012		2013		2014		2015		Thereafter		Total	Fair Value
	(in thousands)
Credit Facility (a)	$—		$—		$—		$10,000		$—		$—		$10,000	$10,000
Rate	3.94%	0.042	3.94%	0.042	3.94%	0.042	3.94%	0.042	3.94%	0.042	3.94%	0.042	3.94%
7.50% Notes	$—		$—		$—		$—		$385,000		$—		$385,000	$391,738
Fixed Rate	7.50%		7.50%		7.50%		7.50%		7.50%		7.50%		7.50%
8.625% Notes	$—		$—		$—		$—		$—		$450,000		$450,000	$482,625
Fixed Rate	8.625%		8.625%		8.625%		8.625%		8.625%		8.625%		8.625%
8.75% Notes	$—		$—		$—		$—		$—		$350,000		$350,000	$365,750
Fixed Rate	8.75%		8.75%		8.75%		8.75%		8.75%		8.75%		8.75%
All Other	$48		$102		$110		$118		$128		$197		$703	$703
Avg. Interest Rate	7.25%		7.25%		7.25%		7.25%		7.25%		7.25%		7.25%

(a)     This table reflects the status of our credit facility as of June 30, 2011. On August 2, 2011, our Credit Facility was amended to extend the maturity to August 2016 from March 2014. Our interest rate margin was also amended to accrue interest at LIBOR plus a margin ranging from 1.75% to 3.50%, determined by our current consolidated leverage ratio.

Item 4. Controls and Procedures
The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

During the three months ended June 30, 2011, material developments occurred with respect to the following litigation, which is further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, under the heading “Legal Proceedings” to which reference should be made.

Union Proceeding: On May 11, 2010, a former President Casino employee filed an unfair labor practice with the National Labor Relations Board (the “NLRB”) against (1) Casino One Corporation doing business as Lumière Place; (2) PNK (River City), LLC, a wholly-owned subsidiary of Pinnacle, doing business as River City; (3) President Riverboat Casino-Missouri, Inc., a wholly-owned subsidiary of Pinnacle, doing business as President Casino; and (4) Pinnacle Entertainment, Inc. The former employee alleged that Lumière Place, River City, President Casino and Pinnacle Entertainment, Inc. are a single employer, which unlawfully refused to hire President Casino employees for River City and Lumière Place. On or about June 17, 2011, Casino One Corporation, PNK (River City), LLC, and President Riverboat Casino-Missouri, Inc. settled the underlying issues with approximately 51 former President Casino employees. On June 23, 2011, the NLRB approved the settlement and the withdrawal of the underlying unfair labor practice charge, subject to the parties performing their responsibilities under the settlement. The parties have satisfied all of their responsibilities under the settlement.

Item 1A. Risk Factors

The following is a new risk factor that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We face many risks associated with our investment in a privately held company that is developing a complex of integrated resorts in Vietnam, two of which are expected to include gaming operations; our involvement in Vietnam could expose us to risks associated with violations of the Foreign Corrupt Practices Act or applicable anti-money laundering regulations, which could have a negative impact on us.

On May 25, 2011, PNK Development 18, LLC, or PNK 18, our wholly owned unrestricted subsidiary, agreed to purchase 26% of the common shares and certain preferred shares of Asian Coast Development (Canada) Ltd., a British Columbia corporation ("ACDL"), for a total purchase price of $95 million. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The investment closed on August 8, 2011. We are a minority shareholder of ACDL and our ability to control the management, operations and decision-making of ACDL is limited.

ACDL is in the process of constructing and developing the entirety of the complex of destination integrated resorts and residential developments in the Ho Tram Strip. No funding has been obtained by ACDL for any resorts in the Ho Tram Strip other than the first phase of the first integrated resort, which is currently under construction. We cannot predict whether construction will progress as scheduled or as budgeted. ACDL also needs to obtain a working capital credit facility for such first phase upon its opening. If ACDL is unable to build the resort complex as planned, it will have a negative impact on our ownership stake in ACDL. There can be no assurance that the second phase of development of the Ho Tam Strip, in which we would have the right to manage the second integrated resort, will be developed. Further, the resorts in the Ho Tram Strip will be new developments with no history of operations. We cannot assure you that ACDL will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to the Ho Tram Strip to make its operations profitable.

ACDL's operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's or our control. The gaming elements of the businesses will be subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect ACDL's gaming operations. Because ACDL has no operating history, it may be more difficult for ACDL to prepare for and respond to these types of risks than for a company with an established business and operating cash flow. If ACDL is not able to manage these risks successfully, it could negatively impact our investment. These and other risks could result in the failure to recover our investment in ACDL or to realize any gains in respect thereof.

ACDL will have operations outside the United States, which will expose us, including Pinnacle Entertainment, Inc., to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and the compliance program that ACDL has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. Even though our investment in ACDL is through an unrestricted subsidiary, if ACDL's or our employees or agents fail to comply with applicable laws or company policies governing ACDL's international operations, Pinnacle and its subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions which could, in turn, serve as the basis for the initiation of like proceedings by gaming regulators in one or more of the states wherein Pinnacle holds gaming licenses. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to ACDL's international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and we will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on our results of operations.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

10.1
First Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011.

10.2
Second Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2011.

10.3	Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2011.

10.4
Fourth Amended and Restated Credit Agreement, dated as of August 2, 2011, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.Morgan Securities LLC as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as the Syndication Agents, UBS Securities LLC and Capital One National Association as the Senior Managing Agents, and Barclays Bank PLC, as the Administrative Agentis incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011.

10.5
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011.

10.6*	Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (CANADA) LTD.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010.
(ii) unaudited Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2011 and 2010.
(iii) unaudited Condensed Consolidated Statements of Cash Flows —Six Months Ended June 30, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2011.
 ________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	August 9, 2011	By:	/s/ Carlos A. Ruisanchez
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

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as amended, are hereby incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

10.1
First Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011.

10.2
Second Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2011.

10.3	Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2011.

10.4
Fourth Amended and Restated Credit Agreement, dated as of August 2, 2011, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.Morgan Securities LLC as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as the Syndication Agents, UBS Securities LLC and Capital One National Association as the Senior Managing Agents, and Barclays Bank PLC, as the Administrative Agentis incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011.

10.5
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011.

10.6*	Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (CANADA) LTD.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — June 30, 2011 and December 31, 2010.
(ii) unaudited Condensed Consolidated Statements of Operations—Three and Six Months Ended June 30, 2011 and 2010.
(iii) unaudited Condensed Consolidated Statements of Cash Flows —Six Months Ended June 30, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — June 30, 2011.
 _________________

*	Filed herewith.
**	Furnished herewith.