Form 10-Q/A
period 2011-06-30
PINNACLE ENTERTAINMENT INC.
filed 2011-11-02
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) of Pinnacle Entertainment, Inc. (the “Company”) for the three and six months ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”), is being filed to restate the unaudited condensed consolidated financial statements and other financial information to properly account for the expense related to the Company's mychoice customer loyalty program (the “mychoice program”). Management determined certain financial amounts reflected in Items 1 and 2 of Part I of the Form 10-Q and Exhibit 11 to the Form 10-Q needed to be restated to reflect this adjustment. The amended items have been amended and restated in their entirety. Other than as described below, no other changes have been made to the Form 10-Q.

As more fully described in Note 11 to our unaudited condensed consolidated financial statements, on October 24, 2011, management of the Company, with the concurrence of the Audit Committee, concluded that the Company's previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011, respectively, incorrectly accounted for costs associated with the Company's mychoice program. During the re-launch of the mychoice program in the second quarter of 2011, the Company expensed costs associated with the mychoice program as incurred, or as benefits were enjoyed by the Company's customers. The Company's financial statements for the second quarter of 2011 reflected this accounting treatment. Upon further review of the applicable accounting guidance, it has been determined that certain loyalty awards offered to certain customers under the relaunched program were discretionary in nature and should have been expensed at the time the offer was made, or during the second quarter of 2011. The resulting adjustments increased our net loss by $10.2 million, excluding the effect of income taxes, and had no effect on our net cash provided by operating activities for the second quarter of 2011.

As a result of this restatement, we have revised Item 4, Controls and Procedures, of Part I of the Form 10-Q and Item 1A, Risk Factors of Part II of the Form 10-Q, and have included new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as reflected in Exhibits 31.1, 31.2 and 32.

Except as set forth above, this Amendment No. 1 does not modify or update other disclosures in the Form 10-Q. While we are amending only certain portions of our Form 10-Q, for convenience and ease of reference, we are filing the entire Form 10-Q, except for certain exhibits. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q, including any amendments made to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this Amendment No. 1. As previously disclosed in our Form 8-K filed on October 27, 2011, our unaudited condensed consolidated financial statements previously included in the Form 10-Q should not be relied upon.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
	(See Note 11)		(See Note 11)
Revenues:
Gaming	$255,903	$236,098	$509,781	$466,864
Food and beverage	19,723	17,801	36,151	33,087
Lodging	10,393	10,233	18,717	18,631
Retail, entertainment and other	13,066	9,437	22,170	17,546
Total revenues	299,085	273,569	586,819	536,128
Expenses and other costs:
Gaming	148,730	135,558	292,155	265,391
Food and beverage	19,500	18,137	36,316	33,845
Lodging	5,581	5,848	10,901	11,046
Retail, entertainment and other	9,405	5,841	14,831	10,409
General and administrative	59,287	60,895	115,641	115,484
Depreciation and amortization	26,508	29,345	53,207	55,234
Pre-opening and development costs	2,590	2,086	4,826	10,970
Impairment of indefinite-lived intangible assets	—	11,500	—	11,500
Impairment of land and construction costs	—	18,391	—	18,391
Write-downs, reserves and recoveries, net	5,935	1,657	6,627	(4,378)
Total expenses and other costs	277,536	289,258	534,504	527,892
Operating income (loss)	21,549	(15,689)	52,315	8,236
Interest expense, net of capitalized interest	(25,651)	(27,417)	(51,841)	(48,369)
Loss on early extinguishment of debt	—	(434)	—	(1,852)
Other non-operating income	72	132	164	159
Income (loss) from continuing operations before income taxes	(4,030)	(43,408)	638	(41,826)
Income tax (expense) benefit	(1,557)	2,731	(1,625)	2,051
Income (loss) from continuing operations	(5,587)	(40,677)	(987)	(39,775)
Income (loss) from discontinued operations, net of income taxes	(23,490)	(8,637)	(25,729)	27,204
Net loss	$(29,077)	$(49,314)	$(26,716)	$(12,571)
Net loss per common share—basic
Income (loss) from continuing operations	$(0.09)	$(0.67)	$(0.02)	$(0.66)
Income (loss) from discontinued operations, net of income taxes	(0.38)	(0.14)	(0.42)	0.45
Net loss per common share—basic	$(0.47)	$(0.81)	$(0.44)	$(0.21)
Net loss per common share—diluted
Income (loss) from continuing operations	$(0.09)	$(0.67)	$(0.02)	$(0.66)
Income (loss) from discontinued operations, net of income taxes	(0.38)	(0.14)	(0.42)	0.45
Net loss per common share—diluted	$(0.47)	$(0.81)	$(0.44)	$(0.21)
Number of shares—basic	61,933	60,718	61,879	60,414
Number of shares—diluted	61,933	60,718	61,879	60,414
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited, Restated)
ASSETS
Current assets:
Cash and cash equivalents	$142,202	$194,925
Accounts receivable, net of allowance for doubtful accounts of $3,753 and $2,810	18,451	19,318
Inventories	8,148	7,787
Prepaid expenses and other assets	21,883	17,166
Assets of discontinued operations held for sale	42,855	60,120
Total current assets	233,539	299,316
Restricted cash	6,452	6,452
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	256,194	259,402
Buildings, riverboats and improvements	1,302,726	1,290,820
Furniture, fixtures and equipment	473,284	464,427
Construction in progress	102,453	47,111
Land, buildings, riverboats and equipment, gross	2,134,657	2,061,760
Less: accumulated depreciation	(634,517)	(588,145)
Land, buildings, riverboats and equipment, net	1,500,140	1,473,615
Goodwill (Note 1)	52,562	16,742
Intangible assets, net (Note 1)	18,516	18,516
Other assets, net	66,502	69,153
Total assets	$1,877,711	$1,883,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,993	$28,472
Accrued interest	21,308	21,290
Accrued compensation	42,111	47,164
Accrued taxes	23,050	17,426
Other accrued liabilities	52,193	50,886
Deferred income taxes	3,287	3,287
Current portion of long-term debt (Note 2)	98	95
Liabilities of discontinued operations held for sale	10,873	5,425
Total current liabilities	173,913	174,045
Long-term debt less current portion (Note 2)	1,187,238	1,176,622
Other long-term liabilities	21,791	22,204
Deferred income taxes	3,553	3,553
Total liabilities	1,386,495	1,376,424
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 61,976,227 and 61,592,135 shares outstanding, net of treasury shares	6,398	6,360
Additional paid in capital	1,039,099	1,032,548
Retained deficit	(534,551)	(511,798)
Accumulated other comprehensive loss	360	350
Treasury stock, at cost, 2,008,986 of treasury shares for both periods	(20,090)	(20,090)
Total stockholders’ equity	491,216	507,370
Total liabilities and stockholders' equity	$1,877,711	$1,883,794
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2011	2010
	(Restated)
Cash flows from operating activities:
Net loss	$(26,716)	$(12,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,206	56,950
Loss on disposal of assets	5,703	1,669
Impairment of indefinite-lived intangible assets	—	11,500
Impairment of buildings, riverboats, and equipment	—	3,435
Impairment of land and development costs	14,411	18,391
Amortization of debt issuance costs	3,743	3,552
Share-based compensation expense	3,744	3,523
Change in income taxes	5,618	5,282
Changes in operating assets and liabilities:
Receivables, net	996	751
Prepaid expenses and other	(3,885)	(7,976)
Other long-term assets	1,467	(7,184)
Accounts payable	(4,033)	(14,334)
Accrued interest	18	1,392
Other accrued liabilities	4,074	4,872
Other long-term liabilities	(486)	(19,335)
Net cash provided by operating activities	57,860	49,917
Cash flows from investing activities:
Capital expenditures	(79,043)	(93,417)
Purchase of River Downs racetrack	(45,216)	—
Change in restricted cash	(1)	790
Proceeds from sale of property and equipment	959	13,595
Baton Rouge escrow deposit	—	(25,000)
Net proceeds from sale of discontinued operations	—	25,094
Net cash used in investing activities	(123,301)	(78,938)
Cash flows from financing activities:
Proceeds from credit facility	20,000	165,379
Repayments under credit facility	(10,000)	(202,298)
Proceeds from issuance of 8.75% Notes	—	350,000
Repayment of 8.25% Notes	—	(200,000)
Payments on other secured and unsecured notes payable	(47)	(9)
Proceeds from common stock options exercised	2,779	6,519
Proceeds from issuance of common stock	—	1,166
Debt issuance and other financing costs	(100)	(15,005)
Net cash provided by financing activities	12,632	105,752
Effect of exchange rate changes on cash and cash equivalents	—	(379)
Increase (decrease) in cash and cash equivalents	(52,809)	76,352
Cash and cash equivalents at the beginning of the period	195,387	129,576
Cash and cash equivalents at the end of the period	$142,578	$205,928
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$41,556	$43,455
Cash payments related to income taxes, net	1,203	2,929
Decrease in construction-related deposits and liabilities	(2,181)	(15,608)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, RESTATED)

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

In addition, customers earn a tier status based on their level of play. As customers earn a tier status, they become eligible to receive certain benefits associated with the various tier levels. We accrue a liability for the estimated costs associated with providing benefits for these tiers by using assumptions and estimates regarding breakage rates and costs of providing the benefits. At June 30, 2011, we have accrued $4.6 million for the estimated cost of such benefits. Such amount is included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets. See Note 11, Restatement.

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

Comprehensive Income: Our comprehensive income is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
	(in millions)
Net income	$(29.1)	$(49.3)	$(26.7)	$(12.6)
Foreign currency translation gain (b)	—	17.4	—	17.1
Post-retirement plan benefit obligation, net of income taxes (a)	—	0.1	—	0.2
Comprehensive income	$(29.1)	$(31.8)	$(26.7)	$4.7

(a)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and the directors’ health and medical plan.

(b)	On June 30, 2010, we completed the sale of our Argentina operations.
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

Note 3—Income Taxes (Restated)

Our effective income tax rate for continuing operations for the three and six months ended June 30, 2011 was an expense of $1.6 million, or 38.6%, and $1.6 million, or 254.3%, as compared to a benefit of $2.7 million, or 6.3%, and $2.1 million, or 4.9%, for the prior-year periods. For interim period reporting in the Form 10-Q filed on August 9, 2011, we measured income tax expense using an estimated annual effective tax rate. With the additional expenses reflected in this Form 10-Q/A, we believe applying the actual year-to-date effective tax rate for the six months ended June 30, 2011 is the best estimate of the annual effective tax rate. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.

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
	(Restated)
	(in millions)
For the three months ended June 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$255.9	$—	$—	$255.9
Food and beverage	—	19.7	—	—	19.7
Other	—	23.4	—	—	23.4
	—	299.0	—	—	299.0
Expenses:
Gaming	—	148.7	—	—	148.7
Food and beverage	—	19.5	—	—	19.5
General and administrative and other	11.1	65.8	—	—	76.9
Depreciation and amortization	0.8	25.7	—	—	26.5
Write-downs, reserves and recoveries	—	5.9	—	—	5.9
	11.9	265.6	—	—	277.5
Operating income (loss)	(11.9)	33.4	—	—	21.5
Equity earnings of subsidiaries	7.6	(0.2)	—	(7.4)	—
Interest expense and non-operating income, net	(27.0)	1.4	—	—	(25.6)
Income (loss) from continuing operations before inter-company activity and income taxes	(31.3)	34.6	—	(7.4)	(4.1)
Management fee & inter-company interest	3.7	(3.7)	—	—	—
Income tax expense	(1.5)	—	—	—	(1.5)
Income (loss) from continuing operations	(29.1)	30.9	—	(7.4)	(5.6)
Income (loss) from discontinued operations, net of taxes	—	(23.3)	(0.2)	—	(23.5)
Net income (loss)	$(29.1)	$7.6	$(0.2)	$(7.4)	$(29.1)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(Restated)
	(in millions)
For the six months ended June 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$509.8	$—	$—	$509.8
Food and beverage	—	36.1	—	—	36.1
Other	0.1	40.8	—	—	40.9
	0.1	586.7	—	—	586.8
Expenses:
Gaming	—	292.2	—	—	292.2
Food and beverage	—	36.3	—	—	36.3
General and administrative and other	21.3	124.9	—	—	146.2
Depreciation and amortization	1.7	51.5	—	—	53.2
Write-downs, reserves and recoveries	0.5	6.1	—	—	6.6
	23.5	511.0	—	—	534.5
Operating income (loss)	(23.4)	75.7	—	—	52.3
Equity earnings of subsidiaries	45.3	0.3	—	(45.6)	—
Interest expense and non-operating income, net	(53.9)	2.2	—	—	(51.7)
Income (loss) from continuing operations before inter-company activity and income taxes	(32.0)	78.2	—	(45.6)	0.6
Management fee & inter-company interest	6.9	(6.9)	—	—	—
Income tax expense	(1.6)	—	—	—	(1.6)
Income (loss) from continuing operations	(26.7)	71.3	—	(45.6)	(1.0)
Income (loss) from discontinued operations, net of taxes	—	(26.0)	0.3	—	(25.7)
Net income (loss)	$(26.7)	$45.3	$0.3	$(45.6)	$(26.7)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
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
	(in millions)
As of June 30, 2011
Balance Sheet
	(Restated)
Current assets	$27.5	$86.3	$76.9	$—	$190.7
Property and equipment, net	18.8	1,480.8	0.5	—	1,500.1
Other non-current assets	56.8	87.2	—	—	144.0
Investment in subsidiaries	1,633.2	—	—	(1,633.2)	—
Assets of discontinued operations held for sale	—	43.5	—	(0.6)	42.9
Inter-company	1.2	—	—	(1.2)	—
	$1,737.5	$1,697.8	$77.4	$(1,635.0)	$1,877.7
Current liabilities	41.9	117.7	0.1	—	159.7
Notes payable, long term	1,186.6	0.6	—	—	1,187.2
Other non-current liabilities	17.8	10.8	—	—	28.6
Liabilities of discontinued operations held for sale	—	10.9	—	—	10.9
Inter-company	—	—	1.2	(1.2)	—
Equity	491.2	1,557.8	76.1	(1,633.8)	491.3
	$1,737.5	$1,697.8	$77.4	$(1,635.0)	$1,877.7
As of December 31, 2010
Balance Sheet
Current assets	$84.0	$78.1	$77.2	$—	$239.3
Property and equipment, net	13.0	1,460.1	0.5	—	1,473.6
Other non-current assets	59.3	51.4	—	—	110.7
Investment in subsidiaries	1,585.3	—	—	(1,585.3)	—
Assets of discontinued operations held for sale	—	60.5	0.3	(0.6)	60.2
Inter-company	1.2	—	—	(1.2)	—
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8
Current liabilities	45.1	123.4	0.1	—	168.6
Notes payable, long term	1,176.0	0.7	—	—	1,176.7
Other non-current liabilities	14.3	11.4	—	—	25.7
Liabilities of discontinued operations held for sale	—	5.4	—	—	5.4
Inter-company	—	—	1.2	(1.2)	—
Equity	507.4	1,509.2	76.7	(1,585.9)	507.4
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2011
	(Restated)
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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
	(in millions)
Revenues:
L'Auberge du Lac	$96.1	$83.7	$184.9	$170.0
St. Louis (a)	96.6	85.4	190.1	157.2
Boomtown New Orleans	33.4	34.2	70.4	69.0
Belterra Casino Resort	38.5	38.8	75.3	75.2
Boomtown Bossier City	21.3	21.1	44.3	45.5
Boomtown Reno	9.7	10.4	17.3	19.2
River Downs	3.5	—	4.5	—
Total Revenue	$299.1	$273.6	$586.8	$536.1
Adjusted EBITDA (b):
L'Auberge du Lac	$24.3	$22.1	$49.8	$46.1
St. Louis (a)	20.9	14.2	41.0	29.7
Boomtown New Orleans	10.9	10.4	24.0	21.0
Belterra Casino Resort	6.8	7.7	13.3	14.2
Boomtown Bossier City	4.3	4.7	10.0	11.2
Boomtown Reno	0.2	0.5	(0.5)	(0.5)
River Downs	(0.7)	—	(1.0)	—
	66.7	59.6	136.6	121.7
Corporate expenses (c)	(7.8)	(10.2)	(15.9)	(18.3)
	58.9	49.4	120.7	103.4
Other benefits (costs):
Depreciation and amortization	(26.5)	(29.3)	(53.2)	(55.2)
Pre-opening and development costs	(2.6)	(2.1)	(4.8)	(11.0)
Share-based compensation expense	(2.3)	(2.1)	(3.9)	(3.5)
Impairment of indefinite-lived intangible assets	—	(11.5)	—	(11.5)
Impairment of land and construction costs	—	(18.4)	—	(18.4)
Write-downs, reserves and recoveries, net	(5.9)	(1.7)	(6.6)	4.4
Interest expense, net of capitalized interest	(25.7)	(27.4)	(51.8)	(48.4)
Loss on early extinguishment of debt	—	(0.4)	—	(1.9)
Other non-operating income	0.1	0.1	0.2	0.2
Income tax (expense) benefit	(1.6)	2.7	(1.6)	2.1
Income (loss) from continuing operations	$(5.6)	$(40.7)	$(1.0)	$(39.8)

	For the six months ended June 30,
	2011	2010
	(in millions)
Capital expenditures:
L'Auberge du Lac	$7.8	$7.5
St. Louis (a)	7.6	58.8
Boomtown New Orleans	1.6	1.4
Belterra Casino Resort	1.1	3.0
Boomtown Bossier City	1.6	2.8
Boomtown Reno	0.1	0.2
River Downs (d)	0.1	—
Corporate and other, including properties under development (e)	59.2	19.7
	$79.1	$93.4

	June 30, 2011	December 31, 2010
	(Restated)
	(in millions)
Assets
L'Auberge du Lac	$311.0	$314.8
St. Louis (a)	783.6	790.0
Boomtown New Orleans	61.9	64.0
Belterra Casino Resort	183.4	188.6
Boomtown Bossier City	86.8	88.9
Boomtown Reno	38.8	40.5
River Downs	45.4	—
Corporate and other, including development projects and discontinued operations	366.8	397.0
	$1,877.7	$1,883.8

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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
Boomtown Reno: In the third quarter of 2011, we made the decision to sell our Boomtown Reno operations, and therefore will reflect the business as discontinued operations and the related assets and liabilities as held for sale at September 30, 2011. According to authoritative guidance, a disposal group classified as held for sale shall be measured at the lower of its carrying value or the fair value less cost to sell. As the fair value less cost to sell is greater than the carrying value of our Boomtown Reno disposal group, an impairment of $11.9 million was taken in the third quarter of 2011.
Note 11—Restatement

On October 24, 2011, management, with concurrence of the Audit Committee, concluded that our previously issued financial statements for the three and six months ended June 30, 2011, respectively, incorrectly accounted for customer loyalty awards associated with our mychoice customer loyalty program. As part of our mychoice program, customers are able to earn a tier status based on their level of play, and each tier status is associated with certain benefits which the customer may receive. During the re-launch of our mychoice program in the second quarter of 2011, we originally expensed costs associated with these tier awards as incurred, or capitalized and amortized these costs as benefits were enjoyed by certain customers.  Upon further review of the applicable accounting guidance, we determined that tier award benefits offered to certain customers under the re-launched mychoice program were discretionary in nature and should have been expensed when the benefits were offered, or during the second quarter of 2011. These expense adjustments related to benefits to be enjoyed by customers during 2011, as well as 2012 and in some instances part of 2013. In addition, we are now accruing for the costs associated with benefits customers are expected to receive next year based on this year's expected accumulated points and status level. These tier award benefits are considered non-discretionary in nature moving forward. These changes increased our net loss by $10.2 million, excluding the effect of income taxes, and had no effect on our net cash provided by operating activities as previously reported.

As a result of these adjustments, we are restating our financial statements for the three and six months ended June 30, 2011, respectively. The net effect of the adjustments to the balance sheet as of June 30, 2011 and statements of operations for the three and six-months ended June 30, 2011, respectively, were as follows:

	June 30, 2011
	As Previously Reported	As Restated
	(in thousands)
Condensed Consolidated Balance Sheet:
Prepaid expenses and other assets	$28,444	$21,883
Total current assets	240,100	233,539
Total assets	1,884,272	1,877,711
Other accrued liabilities	47,633	52,193
Total current liabilities	169,353	173,913
Total liabilities and stockholders' equity	1,884,272	1,877,711

	For the three months ended June 30, 2011		For the six months ended June 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Condensed Consolidated Statements of Operations:
Gaming expenses	$138,534	$148,730	$281,959	$292,155
Total expenses and other costs	267,340	277,536	524,308	534,504
Operating income (loss)	31,745	21,549	62,511	52,315
Income (loss) from continuing operations before income taxes	6,166	(4,030)	10,834	638
Income tax (expense) benefit	(632)	(1,557)	(700)	(1,625)
Income (loss) from continuing operations	5,534	(5,587)	10,134	(987)
Net loss	(17,956)	(29,077)	(15,595)	(26,716)
Net loss per common shares-basic and diluted	(0.29)	(0.47)	(0.26)	(0.44)

	For the six months ended June 30, 2011
	As Previously Reported	As Restated
	(in thousands)
Condensed Consolidated Statement of Cash Flows:
Net loss	(15,595)	(26,716)
Changes in prepaid expenses and other	(10,446)	(3,885)
Changes in other accrued liabilities	(486)	4,074

In connection with the restatement of our financial statements for the three and six months ended June 30, 2011, respectively, we notified the lenders under our Credit Facility that there was a default because our second quarter financial statements delivered to the lenders were not in accordance with U.S. generally accepted accounting principles. On November 1, 2011, we received a waiver of this default from our lenders under our Credit Facility. There were no defaults under our bond indentures.
We have revised our income tax expense to reflect the impact of the adjustments described above.  Prior to the restatement of our financial statements for the three and six months ended June 30, 2011, our income tax expense was based on our estimated annual tax rate.  As a result of the additional expense recognized with respect to the mychoice program, we are now using the actual year-to-date tax rate for the six months ended June 30, 2011 to record our income tax expense for the interim periods.  We believe applying the actual year-to-date effective tax rate for the six months ended June 30, 2011 is now the best estimate of our annual effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (RESTATED)

See Explanatory Note and Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements for explanation regarding the restatement of financial statements as of and for the three and six months ended June 30, 2011, respectively.

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

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
	(in millions)
Revenues:
L'Auberge du Lac	$96.1	$83.7	$184.9	$170.0
St. Louis (a)	96.6	85.4	190.1	157.2
Boomtown New Orleans	33.4	34.2	70.4	69.0
Belterra Casino Resort	38.5	38.8	75.3	75.2
Boomtown Bossier City	21.3	21.1	44.3	45.5
Boomtown Reno	9.7	10.4	17.3	19.2
River Downs	3.5	—	4.5	—
Total Revenue	$299.1	$273.6	$586.8	$536.1
Operating income (loss)	$21.5	$(15.7)	$52.3	$8.2
Income (loss) from continuing operations	$(5.6)	$(40.7)	$(1.0)	$(39.8)

Adjusted EBITDA: (b)
L'Auberge du Lac	$24.3	$22.1	$49.8	$46.1
St. Louis (a)	20.9	14.2	41.0	29.7
Boomtown New Orleans	10.9	10.4	24.0	21.0
Belterra Casino Resort	6.8	7.7	13.3	14.2
Boomtown Bossier City	4.3	4.7	10.0	11.2
Boomtown Reno	0.2	0.5	(0.5)	(0.5)
River Downs	(0.7)	—	(1.0)	—

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Segment comparison of the three and six months ended June 30, 2011 and 2010

L'Auberge du Lac

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Restated)		(Restated)	(Restated)		(Restated)
	(in millions)
Gaming revenues	$83.7	$72.5	15.4%	$162.9	$149.6	8.9%
Total revenues	96.1	83.7	14.8%	184.9	170.0	8.8%
Operating income	18.8	15.0	25.3%	39.0	31.7	23.0%
Adjusted EBITDA	24.3	22.1	10.0%	49.8	46.1	8.0%
L'Auberge du Lac, our largest property, saw a significant increase in revenues and Adjusted EBTIDA for the three and six months ended June 30, 2011 as compared to the prior-year period, as a result of the evolution of our marketing programs and a continued focus on the efficiency of the operation and proper utilization of assets. The re-launch of our mychoice program in April 2011 contributed to our strong second quarter results and is achieving our goal of driving profitable revenue growth. Operating execution has been improved by leveraging management experience through a shared services arrangement in our Louisiana market. These results were achieved despite casino floor disruption due to the construction of a new poker room, which opened on July 1, 2011, and the remodel of our VIP lounge. Adjusted EBITDA for the three and six months ended June 30, 2011 was negatively impacted due to the adjustment booked to our mychoice expense in the second quarter of 2011 as part of the restatement of the condensed consolidated financial statements.

St. Louis

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Restated)		(Restated)	(Restated)		(Restated)
	(in millions)
Gaming revenues	$82.8	$72.1	14.8%	$164.3	$133.0	23.5%
Total revenues	96.6	85.4	13.1%	190.1	157.2	20.9%
Operating income (loss)	7.1	(1.0)	NM	13.6	(4.1)	NM
Adjusted EBITDA	20.9	14.2	47.2%	41.0	29.7	38.0%
NM — Not Meaningful
The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The significant increase in revenues is due to the maturation of River City, which opened in March 2010. Our combined monthly market share for our St. Louis properties increased over the prior-year period, reflecting the ramp-up of operations for River City. Adjusted EBITDA reflects the benefits of a heightened focus on operating efficiencies and realized through our shared services arrangement in this market. In April 2011, we re-launched our mychoice program, which contributed to the strong results by increasing customer spend and driving profitable revenue growth. Adjusted EBITDA for the three and six months ended June 30, 2011 was negatively impacted due to the adjustment booked to our mychoice expense in the second quarter of 2011 as part of the restatement of the condensed consolidated financial statements.

Boomtown New Orleans

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Restated)		(Restated)	(Restated)		(Restated)
	(in millions)
Gaming revenues	$32.1	$32.7	(1.8)%	$67.7	$66.1	2.4%
Total revenues	33.4	34.2	(2.3)%	70.4	69.0	2.0%
Operating income	9.3	8.5	9.4%	20.5	17.2	19.2%
Adjusted EBITDA	10.9	10.4	4.8%	24.0	21.0	14.3%
Adjusted EBITDA increased for the three and six months ended June 30, 2011 versus the prior-year periods, despite stagnant revenues, as a result of an improving operating environment and heightened focus on operating efficiencies and more effective marketing programs. Adjusted EBITDA for the three and six months ended June 30, 2011 was negatively impacted due to the adjustment booked to our mychoice expense in the second quarter of 2011 as part of the restatement of the condensed consolidated financial statements.
Belterra Casino Resort

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Restated)		(Restated)	(Restated)		(Restated)
	(in millions)
Gaming revenues	$32.7	$33.3	(1.8)%	$64.7	$64.9	(0.3)%
Total revenues	38.5	38.8	(0.8)%	75.3	75.2	0.1%
Operating income	3.5	3.2	9.4%	6.7	6.3	6.3%
Adjusted EBITDA	6.8	7.7	(11.7)%	13.3	14.2	(6.3)%

During the three and six months ended June 30, 2011, Belterra achieved results consistent with the prior-year period despite difficulties resulting from soft general economic conditions, as well as the negative impact of decreased customer traffic. The decline in Adjusted EBITDA for the three and six months ended June 30, 2011 relates to the adjustment booked to our mychoice expense in the second quarter of 2011.

Boomtown Bossier City

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(Restated)		(Restated)	(Restated)		(Restated)
	(in millions)
Gaming revenues	$19.7	$19.7	—%	$41.4	$42.7	(3.0)%
Total revenues	21.3	21.1	0.9%	44.3	45.5	(2.6)%
Operating income	2.7	3.0	(10.0)%	6.9	8.0	(13.8)%
Adjusted EBITDA	4.3	4.7	(8.5)%	10.0	11.2	(10.7)%
Boomtown Bossier City revenues and Adjusted EBITDA declined for the six months ended June 30, 2011 due to the competitive Bossier City/Shreveport gaming market and expanded Native American gaming facilities in Oklahoma, many of which are located closer to the Dallas feeder market. We have attempted to offset the additional competition through a refinement of the property's marketing efforts and certain cost-cutting measures, which improved results in the second quarter of 2011. In addition, Adjusted EBITDA for the three and six months ended June 30, 2011 includes the impact of the adjustment booked to our mychoice expense as part of our restatement for the second quarter of 2011.

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

	For the three months ended June 30,		Percentage Increase/ (Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Other benefits (costs):
Corporate expenses	$(7.8)	$(10.2)	(23.5)%	$(15.9)	$(18.3)	(13.1)%
Depreciation and amortization	(26.5)	(29.3)	(9.6)%	(53.2)	(55.2)	(3.6)%
Pre-opening and development costs	(2.6)	(2.1)	23.8%	(4.8)	(11.0)	(56.4)%
Share-based compensation expense	(2.3)	(2.1)	9.5%	(3.9)	(3.5)	11.4%
Impairment of indefinite-lived intangible assets	—	(11.5)	(100.0)%	—	(11.5)	(100.0)%
Impairment of land and construction costs	—	(18.4)	(100.0)%	—	(18.4)	(100.0)%
Write-downs, reserves and recoveries, net	(5.9)	(1.7)	247.1%	(6.6)	4.4	(250.0)%
Other non-operating income	0.1	0.1	—%	0.2	0.2	—%
Loss on early extinguishment of debt	—	(0.4)	(100.0)%	—	(1.9)	(100.0)%
Interest expense, net of capitalized interest	(25.7)	(27.4)	(6.2)%	(51.8)	(48.4)	7.0%
Income tax (expense) benefit (Restated)	(1.6)	2.7	(159.3)%	(1.6)	2.1	(176.2)%
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
Income tax: Our effective income tax rate for continuing operations for the three and six months ended June 30, 2011 was an expense of $1.6 million, or 38.6%, and $1.6 million, or 254.3%, as compared to a benefit of $2.7 million, or 6.3%, and $2.1 million, or 4.9%, for the prior-year periods. For interim period reporting in the Form 10-Q filed on August 9, 2011, we measured income tax expense using an estimated annual effective tax rate. With the additional expenses reflected in this Form 10-Q/A, we believe applying the actual year-to-date effective tax rate for the six months ended June 30, 2011 is the best estimate of the annual effective tax rate. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.
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

See further discussion in Note 11, Restatement, to our Notes to our unaudited condensed consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Other than noted below, there were no newly identified critical accounting policies and estimates in the second quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The mychoice Customer Loyalty Program: Customers earn a tier status based on their level of play. As customers earn a tier status, they become eligible to receive certain benefits associated with the various tier levels. We accrue a liability for the estimated costs associated with providing benefits for these tiers by using assumptions and estimates regarding breakage rates and costs of providing the benefits. At June 30, 2011, we have accrued $4.6 million for the estimated cost of such benefits. Such amount is included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets. See Note 11, Restatement, of the Notes to the unaudited condensed consolidated financial statements.

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

•
we face many risks associated with our investment in a privately held company that is developing a complex of integrated resorts in Vietnam, two of which are expected to include gaming operations; our involvement in Vietnam could expose us to risks associated with violations of the Foreign Corrupt Practices Act or applicable anti-money laundering regulations, which could have a negative impact on us; and

•	we are exposed to risks relating to the effectiveness of our internal control over financial reporting.

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

In October 2011, management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the concurrence of the Audit Committee, concluded that the Company incorrectly accounted for costs associated with the Company's mychoice customer loyalty program (the “mychoice program”). As a result, management concluded that there was a material weakness in our internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). As a result of this misstatement, our management determined that our previously issued financial statements contained in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, respectively should no longer be relied upon and those financial statements should be restated to properly reflect an additional expense of approximately $10.2 million.

Evaluation of Disclosure Controls and Procedures

At the time the Company filed the Quarterly Report on Form 10−Q for the quarterly period ended June 30, 2011 on August 9, 2011, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, our management, including the CEO and CFO, have re−evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the period covered by this Form 10-Q/A. Disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act) include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms including that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based on this re−evaluation and in connection therewith, the restatement of previously issued financial statements described above and the identification of a material weakness in internal control over financial reporting of the expense adjustments related to the mychoice program described above, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In connection with this assessment, management identified a material weakness in our internal control over financial reporting for the expenses related to the mychoice program. Our processes, procedures and controls related to financial reporting were not effective to ensure that the proper accounting treatment of the mychoice program expenses was used. Specifically, our processes and procedures did not provide for sufficient accounting analysis and communications about the details of our mychoice program to ensure proper accounting treatment under U.S. GAAP. This material weakness resulted in the restatement for material error in the expenses related to the mychoice program in our condensed consolidated financial statements for the quarter ended June 30, 2011.

Changes in Internal Control Over Financial Reporting

Except as described above, our management, including our CEO and CFO, identified no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We have taken and are taking the following actions to remediate the material weakness described above. We performed a thorough review of all of the details of the mychoice program and have concluded we have now expensed all appropriate costs of the mychoice program benefits in accordance with U.S. GAAP. As part of our Sarbanes-Oxley compliance, we are in the process of enhancing our internal controls surrounding the accounting for the mychoice program, which will include a thorough analysis by our accounting and internal audit personnel each quarter of the accounting implications of the costs of the mychoice program benefits.

The Audit Committee has directed management to develop and present to the Audit Committee a plan and timetable for the implementation of the remediation measures described above (to the extent not already implemented), and the Audit Committee intends to monitor such implementation. We believe that the actions described above will remediate the material weakness that we have identified and strengthen our internal control over financial reporting. As we improve our internal control over financial reporting and implement remediation measures, we may supplement or modify the remediation measures described above.

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

Item 1A. Risk Factors

The following are new risk factors that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are exposed to risks relating to the effectiveness of our internal control over financial reporting.

Following the end of our second quarter of 2011, we discovered an adjustment was required to correctly account for costs associated with the Company's mychoice customer loyalty program.

On October 27, 2011, we announced that we were restating our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2011, as a result of this adjustment. We have concluded that, as of June 30, 2011, our internal control over financial reporting were not effective because this adjustment constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a description of this material weakness in our internal control over financial reporting identified in October 2011 and determined to have existed at June 30, 2011, see Item 4. “Controls and Procedures.”

Although we have developed a remediation plan for the material weakness, there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods. We may experience control deficiencies or material weaknesses in the future, which could adversely impact the accuracy and timeliness of our future reporting and reports and filings we make with the SEC.

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

10.6
Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (CANADA) LTD is incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 9, 2011.

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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	November 2, 2011	By:	/s/ Carlos A. Ruisanchez
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

10.6
Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (CANADA) LTD is incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 9, 2011.

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