Form 10-Q
period 2011-09-30
PINNACLE ENTERTAINMENT INC.
filed 2011-11-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on November 4, 2011, the number of outstanding shares of the registrant’s common stock was 62,134,794.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Gaming	$254,548	$240,344	$755,580	$696,623
Food and beverage	18,665	17,827	53,027	49,155
Lodging	11,505	10,785	29,165	28,374
Retail, entertainment and other	11,135	6,942	27,641	18,684
Total revenues	295,853	275,898	865,413	792,836
Expenses and other costs:
Gaming	142,612	136,199	428,499	394,081
Food and beverage	18,423	17,262	53,042	49,395
Lodging	5,534	6,036	15,864	16,639
Retail, entertainment and other	6,802	2,845	16,601	8,303
General and administrative	55,445	55,777	166,878	166,173
Depreciation and amortization	25,770	27,939	77,886	81,936
Pre-opening and development costs	2,465	1,201	7,174	12,171
Impairment of indefinite-lived intangible assets	—	—	—	11,500
Impairment of land and construction costs	—	4,773	—	23,164
Write-downs, reserves and recoveries, net	1,310	345	7,930	(4,048)
Total expenses and other costs	258,361	252,377	773,874	759,314
Operating income	37,492	23,521	91,539	33,522
Interest expense, net of capitalized interest	(24,161)	(27,923)	(76,001)	(76,292)
Loss on early extinguishment of debt	(183)	—	(183)	(1,852)
Loss from equity method investment	(544)	—	(544)	—
Other non-operating income	127	68	290	224
Income (loss) from continuing operations before income taxes	12,731	(4,334)	15,101	(44,398)
Income tax (expense) benefit	(952)	5,355	(2,594)	7,021
Income (loss) from continuing operations	11,779	1,021	12,507	(37,377)
Income (loss) from discontinued operations, net of income taxes	(12,569)	(1,787)	(40,014)	24,040
Net loss	$(790)	$(766)	$(27,507)	$(13,337)
Net loss per common share—basic
Income (loss) from continuing operations	$0.19	$0.02	$0.20	$(0.62)
Income (loss) from discontinued operations, net of income taxes	(0.20)	(0.03)	(0.65)	0.40
Net loss per common share—basic	$(0.01)	$(0.01)	$(0.45)	$(0.22)
Net loss per common share—diluted
Income (loss) from continuing operations	$0.19	$0.02	$0.20	$(0.62)
Income (loss) from discontinued operations, net of income taxes	(0.20)	(0.03)	(0.65)	0.40
Net loss per common share—diluted	$(0.01)	$(0.01)	$(0.45)	$(0.22)
Number of shares—basic	62,059	61,128	61,940	60,654
Number of shares—diluted	62,059	61,128	61,940	60,654
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,294	$194,925
Accounts receivable, net of allowance for doubtful accounts of $4,680 and $2,777	18,383	18,638
Inventories	7,326	6,364
Prepaid expenses and other assets	14,845	16,484
Assets of discontinued operations held for sale	66,885	97,071
Total current assets	190,733	333,482
Restricted cash	6,450	6,452
Land, buildings, riverboats and equipment: (Note 1)
Land and land improvements	233,527	236,680
Buildings, riverboats and improvements	1,256,031	1,243,085
Furniture, fixtures and equipment	446,308	435,645
Construction in progress	131,860	46,910
Land, buildings, riverboats and equipment, gross	2,067,726	1,962,320
Less: accumulated depreciation	(587,241)	(522,799)
Land, buildings, riverboats and equipment, net	1,480,485	1,439,521
Goodwill (Note 1)	52,562	16,742
Equity method investment (Note 6)	95,591	—
Intangible assets, net (Note 1)	18,516	18,516
Other assets, net	67,255	69,081
Total assets	$1,911,592	$1,883,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,073	$27,469
Accrued interest	26,244	21,290
Accrued compensation	40,655	47,164
Accrued taxes	31,088	17,360
Other accrued liabilities	53,086	50,452
Deferred income taxes	3,287	3,287
Current portion of long-term debt (Note 2)	100	95
Liabilities of discontinued operations held for sale	11,506	6,928
Total current liabilities	194,039	174,045
Long-term debt less current portion (Note 2)	1,199,634	1,176,622
Other long-term liabilities	21,396	22,204
Deferred income taxes	3,553	3,553
Total liabilities	1,418,622	1,376,424
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 62,109,539 and 61,592,135 shares outstanding, net of treasury shares	6,412	6,360
Additional paid in capital	1,041,625	1,032,548
Retained deficit	(535,342)	(511,798)
Accumulated other comprehensive income	365	350
Treasury stock, at cost, 2,008,986 of treasury shares for both periods	(20,090)	(20,090)
Total stockholders’ equity	492,970	507,370
Total liabilities and stockholders' equity	$1,911,592	$1,883,794

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(27,507)	$(13,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79,506	85,700
Loss on disposal of assets	7,008	1,619
Loss from equity method investment	544	—
Loss on early extinguishment of debt	183	1,852
Impairment of indefinite-lived intangible assets	—	11,500
Impairment of buildings, riverboats, and equipment	8,901	4,994
Impairment of land and development costs	17,608	23,164
Amortization of debt issuance costs	5,652	2,535
Share-based compensation expense	5,380	4,803
Changes in operating assets and liabilities:
Receivables, net	864	(335)
Prepaid expenses and other	2,775	(5,174)
Other long-term assets	1,475	(6,333)
Accounts payable	(3,447)	(16,736)
Accrued interest	4,954	7,000
Accrued taxes	13,759	7,769
Other accrued liabilities	1,544	(2,468)
Other long-term liabilities	(1,100)	(18,264)
Net cash provided by operating activities	118,099	88,289
Cash flows from investing activities:
Capital expenditures	(110,791)	(123,509)
Purchase of River Downs racetrack	(45,216)	—
Equity method investment, inclusive of capitalized interest	(96,135)	—
Change in restricted cash	20	816
Proceeds from sale of property and equipment	1,090	14,352
Baton Rouge escrow deposit	—	(25,000)
Net proceeds from sale of discontinued operations	—	35,480
Net cash used in investing activities	(251,032)	(97,861)
Cash flows from financing activities:
Proceeds from credit facility	63,000	165,379
Repayments under credit facility	(31,000)	(202,298)
Proceeds from issuance of 8.75% Notes	—	350,000
Repayment of 8.25% Notes	—	(200,000)
Payment of 7.50% Notes	(10,000)	—
Payments on other secured and unsecured notes payable	(71)	(9)
Proceeds from common stock options exercised	3,513	9,627
Proceeds from issuance of common stock	—	1,068
Debt issuance and other financing costs	(2,827)	(14,396)
Net cash provided by financing activities	22,615	109,371
Effect of exchange rate changes on cash and cash equivalents	—	(379)
Increase (decrease) in cash and cash equivalents	(110,318)	99,420
Cash and cash equivalents at the beginning of the period	195,387	129,576
Cash and cash equivalents at the end of the period	$85,069	$228,996
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$65,563	$63,940
Cash payments (refunds) related to income taxes, net	(2,902)	3,929
Increase (decrease) in construction-related deposits and liabilities	6,659	(26,960)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in southeastern Indiana (Belterra Casino Resort); Lake Charles, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, Boomtown New Orleans and Boomtown Bossier City, respectively) and St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels). In addition, we own and operate a racetrack facility in southeast Cincinnati, Ohio (River Downs), which was purchased in January 2011 for approximately $45.2 million. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and include the related results of operations in discontinued operations. As of September 30, 2011, our Boomtown Reno property is considered held for sale and the related results of operations have been reclassified as discontinued operations. For further information, see Note 7, Discontinued Operations. Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

We are also developing a casino-hotel in Baton Rouge, Louisiana, which management currently expects will open in the summer of 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels and obtaining regulatory approvals, among other factors.

On August 8, 2011, we closed on our agreement to acquire a 26% equity interest in Asian Coast Development (Canada) Ltd, a British Columbia corporation (“ACDL”) and secured the rights to manage a resort to be built in Vietnam, for a total purchase price of $95 million. For further details, see Note 6, Equity Method Investments.

Principles of Consolidation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (“SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Fair Value: Fair value measurements affect our accounting and impairment assessments of our long-lived assets, investments in unconsolidated affiliates, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect our accounting for certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: "Level 1" inputs, such as quoted prices in an active market for identical assets or liabilities; "Level 2" inputs, which are observable inputs for similar assets; or "Level 3" inputs, which are unobservable inputs.
We measure our liability for deferred compensation on a recurring basis. As of September 30, 2011, our liability for deferred compensation had a balance and fair value of $1.4 million and was valued using Level 1 inputs.

During the third quarter of 2011, certain of our assets related to our Boomtown Reno operations, included in assets of discontinued operations held for sale, were measured on a non-recurring basis in connection with our impairment analysis, which is further discussed in Note 7, Discontinued Operations. See table below for values.

	Balance	Level 1	Level 2	Level 3
	(in millions)
Assets of discontinued operations held for sale	$24.7	$—	$—	$24.7
Land, Buildings, Riverboats and Equipment: Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $29.2 million and $34.9 million at September 30, 2011 and December 31, 2010, respectively. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at September 30, 2011 relates primarily to our Baton Rouge project. Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Depreciation expense	$25.7	$27.9	$77.8	$81.8
Capitalized interest	$3.0	$0.1	$5.2	$3.6
We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats and equipment are included in the determination of income.

The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at certain of our casinos. Under the program, customers are able to accumulate reward credits that they may redeem at their discretion under the terms of the program. Reward credits are redeemable for free credit that must be replayed in the slot machine, at table games, cash back, or benefits such as shopping, dining or hotel stays. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. We accrue a liability for the estimated cost associated with reward credits as the benefits are earned in accordance with US GAAP. To arrive at the estimated cost associated with reward credits, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates, and the mix of goods and services for which reward credits will be redeemed. We use historical data to assist in the determination of estimated accruals. At September 30, 2011 and December 31, 2010, we had accrued $5.8 million and $9.6 million, respectively, for the estimated cost of mychoice credit redemptions. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

In addition, customers earn a tier status based on their level of play. As customers earn a tier status, they become eligible to receive certain benefits associated with the various tier levels. We accrue a liability for the estimated costs associated with providing benefits for these tiers by using assumptions and estimates regarding breakage rates and costs of providing the benefits as the benefits are earned in accordance with US GAAP. At September 30, 2011, we have accrued $5.7 million for the estimated cost of these benefits. Such amount is included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill during the three and nine months ended September 30, 2011 and 2010, respectively. In January 2011, we recorded goodwill totaling $35.8 million related to the purchase of River Downs.

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Gaming taxes	$76.1	$72.7	$225.7	$210.7
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three and nine months ended September 30, 2011 and 2010, respectively, they consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
River City	$—	$0.3	$0.1	$9.7
Baton Rouge	1.1	0.3	3.1	0.7
Sugarcane Bay	—	0.1	0.2	1.2
Other	1.4	0.5	3.8	0.6
Total pre-opening and development costs	$2.5	$1.2	$7.2	$12.2
Comprehensive Income: Our comprehensive income is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Net loss	$(0.8)	$(0.8)	$(27.5)	$(13.3)
Foreign currency translation gain (a)	—	—	—	17.1
Post-retirement plan benefit obligation, net of income taxes (b)	—	0.2	—	0.4
Comprehensive income	$(0.8)	$(0.6)	$(27.5)	$4.2

(a)	On June 30, 2010, we completed the sale of our Argentina operations.

(b)	Included in the balance are benefit obligations related to both the executive deferred compensation plan and the directors’ health and medical plan.
Earnings per Share: Diluted earnings per share assume exercise of in-the-money stock options (those options with exercise prices at or below the weighted average market price for the periods presented) outstanding at the beginning of the period or at the date of issuance. We calculate the effect of dilutive securities using the treasury stock method. As of September 30, 2011 and 2010, our share-based awards issued under our stock option plans consisted primarily of common stock option grants, restricted stock units and phantom stock units.
For the three and nine months ended September 30, 2011 and 2010, we recorded a net loss. Accordingly, the potential dilution from the assumed exercise of stock options is zero, or anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for the three and nine months ended September 30, 2011 and 2010. The weighted average of options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 505,199 and 513,153 for the three and nine months ended September 30, 2011, respectively, and 333,062 and 350,276 for the three and nine months ended September 30, 2010, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding annual goodwill impairment tests. This amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We expect that the adoption of this guidance will not have a material impact on our unaudited Condensed Consolidated Financial Statements.
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

Note 2—Long-Term Debt
Long-term debt at September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
	(in millions)
Senior Secured Credit Facility	$32.0	$—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	445.0	444.5
7.50% Senior Subordinated Notes due 2015	372.0	381.5
Other secured and unsecured notes payable	0.7	0.7
	1,199.7	1,176.7
Less current maturities	(0.1)	(0.1)
	$1,199.6	$1,176.6

Senior Secured Credit Facility: On August 2, 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility"), which matures in August 2016. We increased the revolving credit commitment to $410 million from $375 million. As of September 30, 2011, we had $32 million in borrowings outstanding under the Credit Facility, and had $9.8 million committed under letters of credit for various self-insurance programs.

As disclosed in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 filed with the Securities and Exchange Commission on November 2, 2011, we restated the unaudited condensed consolidated financial statements and other financial information to properly account for the expense related to our mychoice customer loyalty program. In connection with the restatement of our financial statements for the three and six months ended June 30, 2011, respectively, we notified the lenders under our Credit Facility that there was a default because our second quarter financial statements delivered to the lenders were not in accordance with U.S. generally accepted accounting principles. On November 1, 2011, we received a waiver of this default from our lenders under our Credit Facility. There were no defaults under our senior and senior subordinated note indentures.
Interest expense, net of capitalized interest was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Interest expense before capitalization of interest	$(27.2)	$(28.0)	$(81.2)	$(79.9)
Less: capitalized interest	3.0	0.1	5.2	3.6
Total interest expense, net of capitalized interest	$(24.2)	$(27.9)	$(76.0)	$(76.3)
The increase in interest expense before capitalized interest for the nine months ended September 30, 2011 from the same 2010 period was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. We began capitalizing interest on our Baton Rouge project during the fourth quarter of 2010. In addition, we began capitalizing interest on our equity method investment during the third quarter of 2011. See Note 6, Equity Method Investment.

Loss on early extinguishment of debt: During the three months ended September 30, 2011, we made open market purchases, at par and from cash on hand, of $10.0 million of our outstanding 7.50% Senior Subordinated Notes due 2015. The notes have been extinguished from an accounting perspective, although they remain outstanding from a legal perspective. We do not intend to re-sell the notes. We recorded a $0.2 million loss on early extinguishment of debt as a result of these transactions, related to the ratable write off of unamortized deferred financing fees and original issuance discounts. During the nine months ended September 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility.
Fair Value of Financial Instruments: The estimated fair value of our long-term debt at September 30, 2011 was approximately $1.2 billion, with a book value of $1.2 billion. At December 31, 2010, the estimated fair value was approximately $1.3 billion, with a book value of $1.2 billion. The estimated fair value of our senior notes and senior subordinated notes was based on quoted market prices on or about September 30, 2011 and December 31, 2010. The fair value of our Credit Facility was based on estimated fair values of comparable debt instruments on or about September 30, 2011.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2011 was an expense of $1.0 million, or 7.5%, and $2.6 million, or 17.2%, as compared to a benefit of $5.4 million, or 123.6%, and $7.0 million, or 15.8%, for the prior-year periods. In the prior-year periods, our income tax benefit was based on our estimated annual tax rate.  We are now using the actual year-to-date tax rate for the nine months ended September 30, 2011 to record our income tax expense for the interim periods.  We believe applying the actual year-to-date effective tax rate for the nine months ended September 30, 2011 is now the best estimate of our annual effective tax rate. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.

Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of September 30, 2011, we had approximately 5.7 million share-based awards outstanding, approximately 246,600 of which are restricted stock units and other share based awards, and the rest of which are common stock options. In addition, we had approximately 1.9 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Share-based compensation expense	$1.5	$1.4	$5.3	$4.7

The unamortized compensation costs not yet expensed related to stock options totaled approximately $17.9 million at September 30, 2011 and the weighted average period over which the costs are expected to be recognized is approximately three years. The aggregate amount of cash we received from the exercise of stock options is described below. The associated shares were newly issued common stock.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Cash received from exercise of stock options	$0.7	$3.0	$3.5	$9.6

On September 9, 2011, we completed a value-for-value option exchange program for certain of our outstanding employee stock options. The option exchange program permitted eligible employees to surrender certain outstanding underwater stock options in a value-for-value exchange for a lesser number of new stock options with a lower exercise price. The option exchange program resulted in no additional shared-based compensation expense for the three and nine months ended September 30, 2011. The following table summarizes information related to our common stock options under our stock option plans, and includes the changes resulting from the option exchange program.

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2011	5,604,916	$13.69
Granted	1,310,908	$13.34
Exercised	(436,169)	$8.14
Canceled, Forfeited	(1,032,117)	$19.14
Options outstanding at September 30, 2011	5,447,538	$13.02
Vested or expected to vest at a point in the future as of September 30, 2011	2,252,770
Options exercisable at September 30, 2011	2,608,197	$14.57
Weighted-average value per granted option calculated using the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2011	$6.73

The status of our unvested shares, which include restricted stock units and other share based awards, as of September 30, 2011 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2011	320,325	$10.40
Granted	121,826	$13.39
Vested	(164,325)	$11.36
Canceled, Forfeited	(31,200)	$7.84
Unvested shares at September 30, 2011	246,626	$11.56

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Impairment of assets	$—	$—	$0.1	$0.5
Loss on disposal of assets	1.3	0.3	7.4	2.0
Legal settlement expense (recoveries)	—	—	0.4	(6.5)
Write-downs, reserves and recoveries, net	$1.3	$0.3	$7.9	$(4.0)
Loss on disposal of assets: In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. The remainder of the balance for the three and nine months ended September 30, 2011 relates to the disposal of slot and other equipment and other equipment at our properties. During the nine months ended September 30, 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss.
Legal settlement expense (recoveries): During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Note 6— Equity Method Investments

We have invested $95 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statement of Cash Flows.

We evaluate our investment in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is "other-than-temporary" based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, the operation of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens Phase 1 of this operation, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest. Capitalized interest on this investment was $1.1 million for the three and nine months ended September 30, 2011.

Note 7—Discontinued Operations
Discontinued operations as of September 30, 2011 consist of our Boomtown Reno operations, Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and our former operations at The Casino at Emerald Bay in The Bahamas.
Boomtown Reno: In the third quarter of 2011, we made the decision to sell our Boomtown Reno operations. We have reflected the business as discontinued operations and the related assets and liabilities as held for sale. According to authoritative guidance, a disposal group classified as held for sale shall be measured at the lower of its carrying value or the fair value less cost to sell. As the fair value less cost to sell was less than the carrying value of our Boomtown Reno disposal group, an impairment of $11.9 million was taken in the third quarter of 2011.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. During the twelve months following our decision to sell, we have actively marketed our Atlantic City operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale, as we expect to sell our operations within the next year.
During the second quarter of 2011, we determined that a triggering event had occurred due to the extended time frame in which the operation has been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority investments and recorded impairment charges of $4.9 million and $9.4 million, respectively. In addition, during the second quarter of 2011, we increased our legal accruals by $6.0 million.
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

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$12.6	$12.6	$30.7	$60.2
Operating loss	$(12.8)	$(1.4)	$(40.2)	$(12.9)
Non-operating income	—	—	—	41.5
Income (loss) before income taxes	(12.8)	(1.4)	(40.2)	28.6
Income tax expense	0.2	(0.4)	0.2	(4.6)
Income (loss) from discontinued operations	$(12.6)	$(1.8)	$(40.0)	$24.0
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Assets:
Property and equipment, net	$54.3	$72.1
Other assets, net	12.6	25.0
Total assets	$66.9	$97.1
Liabilities:
Total liabilities	11.5	6.9
Net assets	$55.4	$90.2

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: On April 5, 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Casino & Hotel Baton Rouge. On May 26, 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $229 million and provides for a guaranteed date of substantial completion of May 31, 2012. We expect L'Auberge Casino & Hotel Baton Rouge to open in the summer of 2012. The guaranteed maximum price set by the amendment to the agreement is a portion of the total budget for the project. Due to construction disruption and previously unanticipated site preparation work, we expect the construction budget to increase by up to 3.0% from the prior budget of $357 million.
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

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375.0 million, pursuant to the agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, (b) a meeting room/event space with at least 10,000 square feet, and (c) a parking garage with a minimum of 1,600 parking spaces. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event that the second phase is not substantially completed by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages increases by $1.0 million hence, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.

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

Legal

Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against ACE Gaming, LLC, a wholly owned subsidiary of the Company (“ACE”), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arose out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleged in part that ACE breached certain obligations under the lease, including, among other things, by failing to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleged that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleged certain other independent actions against the Company. The lawsuit sought specific performance of ACE's obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys' fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.

On March 17, 2010, Madison House moved to dismiss its complaint and ACE's counterclaim without prejudice, which motion was heard on April 28, 2010. The court ruled that it was granting the motion to dismiss Madison House's complaint, without prejudice, but that it was denying the motion to dismiss ACE's counterclaim. The court also ruled that the case would be moved from the Chancery Division to the Law Division. On September 20, 2010, Madison House moved to dismiss ACE's counterclaim, which was heard on October 15, 2010. On January 13, 2011, the court denied Madison House's motion to dismiss the counterclaim. On August 31, 2011, the parties filed a consent order for dismissal of ACE's counterclaims without prejudice. The court entered the order on September 8, 2011.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties of $2.3 million, challenging the treatment of income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007. In March 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. In September 2010, a hearing was held with the IDR where the Company restated significant facts and positions which the Company believed the field agent had not taken into consideration in issuing the assessment. On March 30, 2011, the IDR issued a letter of finding which denied all issues protested in the hearing but sustained the Company's request to waive penalties.  On April 28, 2011, the Company timely filed a rehearing request of which the IDR promptly granted.  A rehearing was conducted on June 22, 2011, with the Company presenting additional clarifying facts and technical support for our tax positions.  The IDR has 60 days to review the additional data presented and will issue its supplemental findings. As of September 30, 2011, the Company is still awaiting the issuance of the supplemental findings.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary that owns 26% of the equity in ACDL; a subsidiary with approximately $10.5 million in cash and cash equivalents as of September 30, 2011; a subsidiary with approximately $4.1 million in cash and cash equivalents as of September 30, 2011; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$254.5	$—	$—	$254.5
Food and beverage	—	18.7	—	—	18.7
Other	—	22.7	—	—	22.7
	—	295.9	—	—	295.9
Expenses:
Gaming	—	142.6	—	—	142.6
Food and beverage	—	18.4	—	—	18.4
General and administrative and other	8.6	61.7	—	—	70.3
Depreciation and amortization	0.9	24.9	—	—	25.8
Write-downs, reserves and recoveries	—	1.3	—	—	1.3
	9.5	248.9	—	—	258.4
Operating income (loss)	(9.5)	47.0	—	—	37.5
Equity earnings of subsidiaries	31.6	—	—	(31.6)	—
Interest expense and non-operating income, net	(26.9)	1.8	1.1	—	(24.0)
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.5)	—	(0.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(5.0)	48.8	0.6	(31.6)	12.8
Management fee & inter-company interest	5.2	(4.1)	(1.1)	—	—
Income tax expense	(1.0)	—	—	—	(1.0)
Income (loss) from continuing operations	(0.8)	44.7	(0.5)	(31.6)	11.8
Loss from discontinued operations, net of taxes	—	(12.6)	—	—	(12.6)
Net income (loss)	$(0.8)	$32.1	$(0.5)	$(31.6)	$(0.8)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$755.6	$—	$—	$755.6
Food and beverage	—	53.0	—	—	53.0
Other	0.1	56.7	—	—	56.8
	0.1	865.3	—	—	865.4
Expenses:
Gaming	—	428.5	—	—	428.5
Food and beverage	—	53.0	—	—	53.0
General and administrative and other	29.9	176.7	—	—	206.6
Depreciation and amortization	2.6	75.3	—	—	77.9
Write-downs, reserves and recoveries	0.5	7.4	—	—	7.9
	33.0	740.9	—	—	773.9
Operating income (loss)	(32.9)	124.4	—	—	91.5
Equity earnings of subsidiaries	77.1	0.2	—	(77.3)	—
Interest expense and non-operating income, net	(80.8)	4.0	1.1	—	(75.7)
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.5)	—	(0.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(36.8)	128.6	0.6	(77.3)	15.1
Management fee & inter-company interest	11.9	(10.8)	(1.1)	—	—
Income tax expense	(2.6)	—	—	—	(2.6)
Income (loss) from continuing operations	(27.5)	117.8	(0.5)	(77.3)	12.5
Income (loss) from discontinued operations, net of taxes	—	(40.3)	0.3	—	(40.0)
Net income (loss)	$(27.5)	$77.5	$(0.2)	$(77.3)	$(27.5)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$240.3	$—	$—	$240.3
Food and beverage	—	17.8	—	—	17.8
Other	—	17.8	—	—	17.8
	—	275.9	—	—	275.9
Expenses:
Gaming	—	136.2	—	—	136.2
Food and beverage	—	17.3	—	—	17.3
General and administrative and other	8.6	57.3	—	—	65.9
Depreciation and amortization	1.2	26.7	—	—	27.9
Write-downs, reserves and recoveries	—	5.1	—	—	5.1
	9.8	242.6	—	—	252.4
Operating income (loss)	(9.8)	33.3	—	—	23.5
Equity earnings of subsidiaries	27.8	—	—	(27.8)	—
Interest expense and non-operating income, net	(27.0)	(0.9)	—	—	(27.9)
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) from continuing operations before inter-company activity and income taxes	(9.0)	32.4	—	(27.8)	(4.4)
Management fee & inter-company interest	2.8	(2.8)	—	—	—
Income tax benefit	5.4	—	—	—	5.4
Income (loss) from continuing operations	(0.8)	29.6	—	(27.8)	1.0
Income from discontinued operations, net of taxes	—	(1.1)	(0.7)	—	(1.8)
Net income (loss)	$(0.8)	$28.5	$(0.7)	$(27.8)	$(0.8)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2010
Statement of Operations
Revenues:
Gaming	$—	$696.6	$—	$—	$696.6
Food and beverage	—	49.2	—	—	49.2
Other	—	47.0	—	—	47.0
	—	792.8	—	—	792.8
Expenses:
Gaming	—	394.1	—	—	394.1
Food and beverage	—	49.4	—	—	49.4
General and administrative and other	30.5	173.4	(0.6)	—	203.3
Depreciation and amortization	4.0	77.8	0.1	—	81.9
Write-downs, reserves and recoveries	(6.1)	37.2	(0.5)	—	30.6
	28.4	731.9	(1.0)	—	759.3
Operating income (loss)	(28.4)	60.9	1.0	—	33.5
Equity earnings of subsidiaries	77.1	2.1	—	(79.2)	—
Interest expense and non-operating income, net	(78.7)	2.7	—	—	(76.0)
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)
Income (loss) from continuing operations before inter-company activity and income taxes	(31.9)	65.7	1.0	(79.2)	(44.4)
Management fee & inter-company interest	11.6	(11.6)	—	—	—
Income tax benefit	7.0	—	—	—	7.0
Income (loss) from continuing operations	(13.3)	54.1	1.0	(79.2)	(37.4)
Income from discontinued operations, net of taxes	—	22.7	1.4	—	24.1
Net income (loss)	$(13.3)	$76.8	$2.4	$(79.2)	$(13.3)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of September 30, 2011
Balance Sheet
Current assets	$22.5	$86.6	$14.7	$—	$123.8
Property and equipment, net	19.9	1,460.1	0.5	—	1,480.5
Other non-current assets	57.6	87.2	—	—	144.8
Investment in subsidiaries	1,653.7	—	—	(1,653.7)	—
Equity method investment	—	—	95.6	—	95.6
Assets of discontinued operations held for sale	—	67.5	—	(0.6)	66.9
Inter-company	1.2	—	—	(1.2)	—
	$1,754.9	$1,701.4	$110.8	$(1,655.5)	$1,911.6
Current liabilities	$48.7	$133.6	$0.2	$—	$182.5
Notes payable, long term	1,199.0	0.6	—	—	1,199.6
Other non-current liabilities	14.2	10.8	—	—	25.0
Liabilities of discontinued operations held for sale	—	11.5	—	—	11.5
Inter-company	—	—	1.2	(1.2)	—
Equity	493.0	1,544.9	109.4	(1,654.3)	493.0
	$1,754.9	$1,701.4	$110.8	$(1,655.5)	$1,911.6
As of December 31, 2010
Balance Sheet
Current assets	$84.0	$75.2	$77.2	$—	$236.4
Property and equipment, net	13.0	1,426.0	0.5	—	1,439.5
Other non-current assets	59.3	51.5	—	—	110.8
Investment in subsidiaries	1,585.3	—	—	(1,585.3)	—
Assets of discontinued operations held for sale	—	97.4	0.3	(0.6)	97.1
Inter-company	1.2	—	—	(1.2)	—
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8
Current liabilities	$45.1	$121.9	$0.1	$—	$167.1
Notes payable, long term	1,176.0	0.7	—	—	1,176.7
Other non-current liabilities	14.3	11.4	—	—	25.7
Liabilities of discontinued operations held for sale	—	6.9	—	—	6.9
Inter-company	—	—	1.2	(1.2)	—
Equity	507.4	1,509.2	76.7	(1,585.9)	507.4
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2011
Statement of Cash Flows
Cash provided by (used in) operating activities	$(76.1)	$160.5	$33.7	$—	$118.1
Capital expenditures and other	(9.6)	(145.5)	(95.9)	—	(251.0)
Cash provided by (used in) investing activities	(9.6)	(145.5)	(95.9)	—	(251.0)
Change in notes payable and other	22.6	—	—	—	22.6
Cash provided by financing activities	22.6	—	—	—	22.6
Increase (decrease) in cash and cash equivalents	(63.1)	15.0	(62.2)	—	(110.3)
Cash and cash equivalents, beginning of period	76.9	41.6	76.9	—	195.4
Cash and cash equivalents, end of period	$13.8	$56.6	$14.7	$—	$85.1

For the nine months ended September 30, 2010
Statement of Cash Flows
Cash provided by (used in) operating activities	$(7.6)	$136.0	$(40.1)	$—	$88.3
Capital expenditure and other	(0.6)	(143.2)	45.9	—	(97.9)
Cash provided by (used in) investing activities	(0.6)	(143.2)	45.9	—	(97.9)
Change in notes payable	109.4	—	—	—	109.4
Cash provided by financing activities	109.4	—	—	—	109.4
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase in cash and cash equivalents	101.2	(7.2)	5.4	—	99.4
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$102.7	$49.5	$76.8	$—	$229.0
_______________________

(a)
The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: ACE Gaming, LLC; AREP Boardwalk Properties LLC; Belterra Resort Indiana, LLC; Biloxi Casino Corp.; Boomtown, LLC; Casino Magic Corp.; Casino One Corporation; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (ES), LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (STLH), LLC; and PNK (ST. LOUIS RE), LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
PNK Development 11, LLC, which, as of September 30, 2011, held approximately $4.1 million in cash and cash equivalents, is our only material non-guarantor of our senior and senior subordinated notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of September 30, 2011.

Note 10—Segment Information
We use Adjusted EBITDA (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA and reconciles Adjusted EBITDA to income from continuing operations for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Revenues:
L'Auberge Lake Charles	$98.2	$87.1	$283.1	$257.1
St. Louis (a)	98.4	92.3	288.5	249.5
Boomtown New Orleans	32.2	34.2	102.5	103.2
Belterra Casino Resort	42.1	40.6	117.4	115.8
Boomtown Bossier City	21.1	21.7	65.4	67.2
River Downs	3.9	—	8.5	—
Total Revenue	$295.9	$275.9	865.4	$792.8
Adjusted EBITDA (b):
L'Auberge Lake Charles	$29.7	$23.9	$79.5	$70.0
St. Louis (a)	22.3	17.2	63.3	46.8
Boomtown New Orleans	10.3	10.6	34.2	31.7
Belterra Casino Resort	8.7	9.5	21.9	23.7
Boomtown Bossier City	4.6	5.0	14.6	16.3
River Downs	(0.7)	—	(1.7)	—
	74.9	66.2	211.8	188.5
Corporate expenses (c)	(6.2)	(7.2)	(22.0)	(25.4)
	68.7	59.0	189.8	163.1
Other benefits (costs):
Depreciation and amortization	(25.8)	(27.9)	(77.9)	(81.9)
Pre-opening and development costs	(2.5)	(1.2)	(7.2)	(12.2)
Share-based compensation expense	(1.5)	(1.4)	(5.3)	(4.7)
Impairment of indefinite-lived intangible assets	—	—	—	(11.5)
Impairment of land and construction costs	—	(4.8)	—	(23.2)
Write-downs, reserves and recoveries, net	(1.3)	(0.3)	(7.9)	4.0
Interest expense, net of capitalized interest	(24.2)	(27.9)	(76.0)	(76.3)
Loss from equity method investment	(0.5)	—	(0.5)	—
Loss on early extinguishment of debt	(0.2)	—	(0.2)	(1.9)
Other non-operating income	0.1	0.1	0.3	0.2
Income tax (expense) benefit	(1.0)	5.4	(2.6)	7.0
Income (loss) from continuing operations	$11.8	$1.0	$12.5	$(37.4)

	For the nine months ended September 30,
	2011	2010
	(in millions)
Capital expenditures:
L'Auberge Lake Charles	$13.2	$9.1
St. Louis (a)	10.2	71.9
Boomtown New Orleans	3.1	2.1
Belterra Casino Resort	2.4	6.5
Boomtown Bossier City	2.1	3.7
River Downs (d)	0.1	—
Corporate and other, including development projects and discontinued operations (e)	79.7	30.2
	$110.8	$123.5

	September 30, 2011	December 31, 2010
	(in millions)
Assets
L'Auberge Lake Charles	$312.4	$314.8
St. Louis (a)	774.3	790.0
Boomtown New Orleans	63.1	64.0
Belterra Casino Resort	180.3	188.6
Boomtown Bossier City	85.8	88.9
River Downs	45.9	—
Corporate and other, including development projects and discontinued operations	449.8	437.5
	$1,911.6	$1,883.8

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)
We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, loss on sale of discontinued operations, and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Adjusted EBITDA is a useful measure for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations.  These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry.  In addition, our credit agreement and bond indentures require compliance with financial measures similar to Adjusted EBITDA.

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Capital expenditures for our River Downs segment includes items purchased since the initial acquisition of the racetrack in January 2011 and exclude the initial purchase price.

(e)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the nine months ended September 30,
	2011	2010
	(in millions)
L'Auberge Baton Rouge	$69.6	$11.3

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

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City, Louisiana. In addition, we own and operate a racetrack facility, River Downs, in southeast Cincinnati, Ohio, which was purchased in January 2011 for approximately $45.2 million. We are also developing L'Auberge Casino & Hotel Baton Rouge in Baton Rouge, Louisiana. In April 2010, we canceled our Sugarcane Bay project in Lake Charles, Louisiana. On June 24, 2010, we closed our President Casino facility in St. Louis, Missouri, and on June 30, 2010, we completed the sale of our Argentina operations for approximately $40 million. As of September 30, 2011, our Boomtown Reno property is considered held for sale and the related results of operations have been reclassified as discontinued operations.

In Louisiana, we have commenced foundation work on L'Auberge Casino & Hotel Baton Rouge and completed construction of the casino vessel hulls. During construction, we have faced high volatility of the Mississippi River's water levels in Baton Rouge. Earlier this year, unusually low river levels prevented construction progress on the wet side of the flood levee. Subsequently, unusually high water levels on the dry side of the flood levee delayed construction progress on the hotel until the river level receded. During the third quarter, we fully resumed construction of the foundations for the hotel and continue to make progress towards our revised opening schedule of summer 2012. However, the ultimate opening date is dependent upon the progress of construction and obtaining regulatory approvals, among other factors.

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

On August 2, 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility"). We increased the revolving credit commitment to $410 million from $375 million and extended the maturity date to August 2016.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2011 and 2010. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information.

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Revenues:
L'Auberge Lake Charles	$98.2	$87.1	$283.1	$257.1
St. Louis (a)	98.4	92.3	288.5	249.5
Boomtown New Orleans	32.2	34.2	102.5	103.2
Belterra Casino Resort	42.1	40.6	117.4	115.8
Boomtown Bossier City	21.1	21.7	65.4	67.2
River Downs	3.9	—	8.5	—
Total Revenue	$295.9	$275.9	$865.4	$792.8
Operating income	$37.5	$23.5	$91.5	$33.5
Income (loss) from continuing operations	$11.8	$1.0	$12.5	$(37.4)

Adjusted EBITDA: (b)
L'Auberge Lake Charles	$29.7	$23.9	$79.5	$70.0
St. Louis (a)	22.3	17.2	63.3	46.8
Boomtown New Orleans	10.3	10.6	34.2	31.7
Belterra Casino Resort	8.7	9.5	21.9	23.7
Boomtown Bossier City	4.6	5.0	14.6	16.3
River Downs	(0.7)	—	(1.7)	—

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)
We define Adjusted EBITDA for each segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, loss on early extinguishment of debt, loss on sale of discontinued operations, and discontinued operations. We use Adjusted EBITDA to compare operating results among our properties and between accounting periods. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Adjusted EBITDA is a useful measure for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations.  These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry.  In addition, our credit agreement and bond indentures require compliance with financial measures similar to Adjusted EBITDA.

Segment comparison of the three and nine months ended September 30, 2011 and 2010

L'Auberge Lake Charles

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$85.4	$75.7	12.8%	$248.3	$225.3	10.2%
Total revenues	98.2	87.1	12.7%	283.1	257.1	10.1%
Operating income	24.0	18.0	33.3%	63.0	49.7	26.8%
Adjusted EBITDA	29.7	23.9	24.3%	79.5	70.0	13.6%
L'Auberge Lake Charles, our largest property, saw a significant increase in revenues and Adjusted EBTIDA for the three and nine months ended September 30, 2011 as compared to the prior-year period, as a result of the evolution of our marketing programs and a continued focus on the efficiency of the operation and proper utilization of assets. The re-launch of our mychoice program in April 2011 contributed to our strong quarter results and is achieving our goal of driving profitable revenue growth. Operating efficiencies have been achieved through consolidating tasks through a shared services arrangement across our Louisiana properties.

St. Louis

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$83.5	$77.7	7.5%	$247.8	$210.7	17.6%
Total revenues	98.4	92.3	6.6%	288.5	249.5	15.6%
Operating income (loss)	7.7	2.6	NM	21.3	(1.5)	NM
Adjusted EBITDA	22.3	17.2	29.7%	63.3	46.8	35.3%
NM — Not Meaningful
The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The significant increase in revenues is due to the maturation of River City, which opened in March 2010. Our combined monthly market share for our St. Louis properties increased over the prior-year period, reflecting the ramp-up of operations for River City. Adjusted EBITDA reflects the benefits of a heightened focus on operating efficiencies primarily realized through our shared services arrangement in this market. In April 2011, we re-launched our mychoice program, which contributed to the strong results by increasing customer spend and driving profitable revenue growth.

Boomtown New Orleans

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$31.0	$32.7	(5.2)%	$98.7	$98.8	(0.1)%
Total revenues	32.2	34.2	(5.8)%	102.5	103.2	(0.7)%
Operating income	8.7	8.8	(1.1)%	29.2	26.0	12.3%
Adjusted EBITDA	10.3	10.6	(2.8)%	34.2	31.7	7.9%
Net revenues and Adjusted EBITDA for Boomtown New Orleans was negatively impacted during the three months ended September 30, 2011 due to the property's closure for several days over Labor Day weekend due to Tropical Storm Lee and subsequent flooding disruption. Based on the property's performance over comparable days in the prior year period, we estimate Boomtown New Orleans' Adjusted EBITDA was negatively impacted by approximately $0.9 million due to this closure and disruption. Despite this closure, Boomtown New Orleans' Adjusted EBITDA increased for the nine months ended September 30, 2011 due to improved performance in prior quarters.
Belterra Casino Resort

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$35.2	$33.9	3.8%	$99.9	$98.8	1.1%
Total revenues	42.1	40.6	3.7%	117.4	115.8	1.4%
Operating income	5.5	5.5	—%	12.2	11.8	3.4%
Adjusted EBITDA	8.7	9.5	(8.4)%	21.9	23.7	(7.6)%

During the three and nine months ended September 30, 2011, revenues were consistent with the prior-year period despite difficulties resulting from soft general economic conditions. Adjusted EBITDA for Belterra Casino was negatively impacted during the three and nine months ended September 30, 2011 by approximately $0.5 million due to unusually high medical claims in the period. In addition, Belterra's Adjusted EBITDA in the third quarter of 2010 included a one-time benefit of $0.8 million from the resolution of a tax matter.

Boomtown Bossier City

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$19.5	$20.3	(3.9)%	$60.9	$63.0	(3.3)%
Total revenues	21.1	21.7	(2.8)%	65.4	67.2	(2.7)%
Operating income	3.1	3.4	(8.8)%	10.0	11.4	(12.3)%
Adjusted EBITDA	4.6	5.0	(8.0)%	14.6	16.3	(10.4)%
Boomtown Bossier City revenues and Adjusted EBITDA declined for the three and nine months ended September 30, 2011 at a slower pace than the overall Bossier City/Shreveport gaming market, which has been negatively impacted by expanded Native American gaming facilities in Oklahoma, many of which are located closer to the Dallas feeder market. We have attempted to offset the additional competition through a refinement of the property's marketing efforts and certain cost-cutting measures.

River Downs

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Gaming revenues	$—	$—	NM	$—	$—	NM
Total revenues	3.9	—	NM	8.5	—	NM
Operating loss	(0.9)	—	NM	(2.2)	—	NM
Adjusted EBITDA (loss)	(0.7)	—	NM	(1.7)	—	NM
NM — Not Meaningful
In January 2011, we completed the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio for approximately $45.2 million. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility. The Ohio Lottery Commission recently adopted emergency rules authorizing the application process and setting forth the requirements and procedures for licensing video lottery terminal ("VLT") operators at Ohio racetracks. We are currently creating a master development plan to re-develop River Downs into a premier gaming, racing and entertainment destination facility catering to the Cincinnati and surrounding markets.
Other factors affecting income from continuing operations
The following is a description of the other costs and benefits affecting income from continuing operations for the three and nine months ended September 30, 2011 and 2010, respectively:

	For the three months ended September 30,		Percentage Increase/ (Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(in millions)
Other benefits (costs):
Corporate expenses	$(6.2)	$(7.2)	(13.9)%	$(22.0)	$(25.4)	(13.4)%
Depreciation and amortization	(25.8)	(27.9)	(7.5)%	(77.9)	(81.9)	(4.9)%
Pre-opening and development costs	(2.5)	(1.2)	108.3%	(7.2)	(12.2)	(41.0)%
Share-based compensation expense	(1.5)	(1.4)	7.1%	(5.3)	(4.7)	12.8%
Impairment of indefinite-lived intangible assets	—	—	—%	—	(11.5)	NM
Impairment of land and construction costs	—	(4.8)	NM	—	(23.2)	NM
Write-downs, reserves and recoveries, net	(1.3)	(0.3)	333.3%	(7.9)	4.0	(297.5)%
Other non-operating income	0.1	0.1	—%	0.3	0.2	50.0%
Loss from equity method investment	(0.5)	—	NM	(0.5)	—	NM
Loss on early extinguishment of debt	(0.2)	—	NM	(0.2)	(1.9)	(89.5)%
Interest expense, net of capitalized interest	(24.2)	(27.9)	(13.3)%	(76.0)	(76.3)	(0.4)%
Income tax (expense) benefit	(1.0)	5.4	(118.5)%	(2.6)	7.0	(137.1)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll and benefits, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Included in the balance for the nine months ended September 30, 2011 is $2.7 million of severance costs related to the resignation of corporate officers and other staff reductions at our corporate offices. The nine months ended September 30, 2010 included $2.2 million in severance costs and a $1.1 million one-time charge related to vacating two offices during the second quarter of 2010 in connection with the corporate office consolidation. Corporate expenses decreased during the nine months ended September 30, 2011, excluding severance costs, as compared to the same period in 2010 due to improved operational efficiencies.
Depreciation and amortization expense was consistent for the three and nine months ended September 30, 2011 as compared to the prior-year periods.
Pre-opening and development costs for the three and nine months ended September 30, 2011 and 2010 consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
River City	$—	$0.3	$0.1	$9.7
Baton Rouge	1.1	0.3	3.1	0.7
Sugarcane Bay	—	0.1	0.2	1.2
Other	1.4	0.5	3.8	0.6
Total pre-opening and development costs	$2.5	$1.2	$7.2	$12.2
Non-cash share-based compensation expense

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Shared-based compensation expense	$1.5	$1.4	$5.3	$4.7
Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Impairment of assets	$—	$—	$0.1	$0.5
Loss on disposal of assets	1.3	0.3	7.4	2.0
Legal settlement recoveries	—	—	0.4	(6.5)
Write-downs, reserves and recoveries, net	$1.3	$0.3	$7.9	$(4.0)
Loss on disposal of assets: In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, and recognized a loss accordingly. The remainder of the balance for the three and nine months ended September 30, 2011 relates to the disposal of slot and other equipment at our properties. During the nine months ended September 30, 2010, we sold our corporate jet, two seaplanes, a warehouse and slot equipment at our properties for a net loss.
Legal settlement recoveries: During March 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Interest expense consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Interest expense before capitalization of interest	$(27.2)	$(28.0)	$(81.2)	$(79.9)
Less: capitalized interest	3.0	0.1	5.2	3.6
Total interest expense, net of capitalized interest	$(24.2)	$(27.9)	$(76.0)	$(76.3)
The increase in interest expense before capitalized interest for the nine months ended September 30, 2011 from the same 2010 period was due to higher debt levels and the replacement of less expensive revolver borrowings with new, long-term notes. We believe the longer maturity, fixed interest rate and less-restrictive covenants of the new, long-term notes warranted the higher debt levels and interest rate. Capitalized interest for the nine months ended September 30, 2011 relates to our Baton Rouge project. In addition, we began capitalizing interest on our equity method investment during the three months ended September 30, 2011. See Note 6, Equity Method Investments.

Loss on equity method investment: We have invested $95 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. We have capitalized interest on our investment in ACDL, as ACDL has not begun its principle operations, the operation of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens Phase 1 of this operation, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest. Capitalized interest on this investment was $1.1 million for the three and nine months ended September 30, 2011.
Loss on early extinguishment of debt: During the three months ended September 30, 2011, we made open market purchases, at par and from cash on hand, of $10.0 million of our outstanding 7.50% Senior Subordinated Notes due 2015. The notes have been extinguished from an accounting perspective, although they remain outstanding from a legal perspective. We do not intend to re-sell the notes. We recorded a $0.2 million loss on early extinguishment of debt as a result of these transactions, related to the ratable write off of unamortized deferred financing fees and original issuance discounts. During the nine months ended September 30, 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our Credit Facility.
Income taxes: Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2011 was an expense of $1.0 million, or 7.5%, and $2.6 million, or 17.2%, as compared to a benefit of $5.4 million, or 123.6%, and $7.0 million, or 15.8%, for the prior-year periods. In the prior-year periods, our income tax benefit was based on our estimated annual tax rate.  We are now using the actual year-to-date tax rate for the nine months ended September 30, 2011 to record our income tax expense for the interim periods.  We believe applying the actual year-to-date effective tax rate for the nine months ended September 30, 2011 is now the best estimate of our annual effective tax rate. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses and the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year. It is reasonably possible that the total amount of unrecognized tax benefits may increase by approximately $0.5 million to $2.0 million during the next twelve months.
Discontinued operations: Discontinued operations as of September 30, 2011 consist of our Boomtown Reno operations, our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Boomtown Reno: In the third quarter of 2011, we made the decision to sell our Boomtown Reno operations. We have reflected the business as discontinued operations and the related assets and liabilities as held for sale. According to authoritative guidance, a disposal group classified as held for sale shall be measured at the lower of its carrying value or the fair value less cost to sell. As the fair value less cost to sell was less than the carrying value of our Boomtown Reno disposal group, an impairment of $11.9 million was taken in the third quarter of 2011.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. During the twelve months following, we have actively marketed our operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale, as we expect to sell our operations within the next year.

During the second quarter of 2011, we determined that a triggering event had occurred due to the extended time frame in which the operation has been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority investments and recorded impairment charges of $4.9 million and $9.4 million, respectively. In addition, during the second quarter of 2011, we increased our legal accruals by $6.0 million.

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
Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$12.6	$12.6	$30.7	$60.2
Operating loss	$(12.8)	$(1.4)	$(40.2)	$(12.9)
Non-operating income	—	—	—	41.5
Income (loss) before income taxes	(12.8)	(1.4)	(40.2)	28.6
Income tax expense	0.2	(0.4)	0.2	(4.6)
Income (loss) from discontinued operations	$(12.6)	$(1.8)	$(40.0)	$24.0
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$54.3	$72.1
Other assets, net	12.6	25.0
	66.9	97.1
Liabilities:
Total liabilities	11.5	6.9
Net Assets	$55.4	$90.2

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2011, we held $83.3 million of cash and cash equivalents, not including $6.5 million of restricted cash. We estimate that approximately $65.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. We have a deposit in escrow with the Louisiana Gaming Control Board of $25.0 million related to the construction of our Baton Rouge project. On August 2, 2011, we entered into a $410 million amended and restated credit facility, which facility matures in August 2016, of which $32.0 million was outstanding and $9.8 million was committed under various letters of credit as of September 30, 2011. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs.
We generally produce significant cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Credit Facility and bond indentures. Our cash flows consist of the following:

	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2011	2010	2011 vs. 2010
	(in millions)
Net cash provided by operating activities	$118.1	$88.3	33.7%
Net cash used in investing activities	$(251.0)	$(97.9)	156.4%
Net cash provided by financing activities	$22.6	$109.4	(79.3)%
Operating Cash Flow
Our cash provided by operating activities in the nine months ended September 30, 2011, as compared to the prior-year period, increased due to improved results from operations as well as decreased payments on accounts payable balances.
Investing Cash Flow
Investing cash flows include capital expenditures offset by the sale of property and equipment. During the nine months ended September 30, 2011 and 2010, our significant capital expenditures were as follows:

	For the nine months ended September 30,
	2011	2010
	(in millions)
L'Auberge Baton Rouge Casino & Hotel project	$69.6	$11.3
L’Auberge Lake Charles	13.2	9.1
Lumière Place Casino	7.8	2.3
Boomtown Bossier City	2.1	3.7
River City	2.5	69.6
Boomtown New Orleans	3.1	2.1
Belterra	2.4	6.5
Boomtown Reno	0.1	0.3
Sugarcane Bay	0.2	14.3
Atlantic City	—	0.1
President	—	2.7
Other	9.8	1.5
Total capital expenditures	$110.8	$123.5

In January 2011, we completed the purchase of all of the assets of River Downs racetrack in southeast Cincinnati, Ohio for approximately $45.2 million. The Ohio Lottery Commission recently adopted emergency rules authorizing the application process and setting forth the requirements and procedures for licensing video lottery terminal ("VLT") operators at Ohio racetracks. We are currently creating a master development plan to re-develop River Downs into a premier gaming, racing and entertainment destination facility catering to the Cincinnati and surrounding markets.

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

On April 5, 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Casino & Hotel Baton Rouge. On May 26, 2011, we entered into an amendment to the agreement, which among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $229 million and provides for a guaranteed date of substantial completion of May 31, 2012. We expect L'Auberge Casino & Hotel Baton Rouge to open in the summer of 2012. The guaranteed maximum price set by the amendment to the agreement is a portion of the total budget for the project. Due to construction disruption and previously unanticipated site preparation work, we expect the construction budget to increase by up to 3.0% from the prior budget of $357 million.

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
Financing Cash Flow

Credit Facility

As of September 30, 2011, we had $32.0 million in borrowings and had $9.8 million committed under various letters of credit under our then existing credit facility.

On August 2, 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility"). We increased the revolving credit commitment to $410 million from $375 million. The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase so long as we are in pro forma compliance with the Credit Facility's financial and other covenants, including a consolidated senior secured debt ratio and a consolidated total leverage ratio. The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of our L'Auberge Baton Rouge Hotel and Casino project and River Downs.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants, including a required minimum consolidated interest coverage ratio, a maximum permitted consolidated total leverage ratio and a maximum permitted consolidated senior secured debt ratio. For the fiscal quarter ended September 30, 2011, the Credit Facility requires the following ratios: (1) maximum consolidated total leverage ratio of 7.25 to 1.00; (2) minimum consolidated interest coverage ratio of 1.50 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. As of September 30, 2011, we are in compliance with each of these ratios under the Credit Facility and compliance with such ratios is not having a material impact on our financial flexibility, including our ability to incur new indebtedness. Furthermore, the Credit Facility has covenants that would limit the amount of senior unsecured debt that we could incur to $1.5 billion, unless our consolidated total leverage ratio is less than 6.00 to 1.00.

The obligations under the Credit Facility continue to be secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such a pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by all of our existing and future domestic restricted subsidiaries, other than certain immaterial subsidiaries, and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries that own approximately $15 million in cash as of September 30, 2011, our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

As disclosed in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 filed with the Securities and Exchange Commission on November 2, 2011, we restated the unaudited condensed consolidated financial statements and other financial information to properly account for the expense related to our mychoice customer loyalty program. In connection with the restatement of our financial statements for the three and six months ended June 30, 2011, respectively, we notified the lenders under our Credit Facility that there was a default because our second quarter financial statements delivered to the lenders were not in accordance with U.S. generally accepted accounting principles. On November 1, 2011, we received a waiver of this default from our lenders under our Credit Facility. There were no defaults under our bond indentures.

Senior and Senior Subordinated Indebtedness

As of September 30, 2011, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”). During the three months ended September 30, 2011, we made open market purchases, at par and from cash on hand, of $10.0 million of our outstanding 7.50% Senior Subordinated Notes due 2015. The notes have been extinguished from an accounting perspective, although they remain outstanding from a legal perspective. We do not intend to re-sell the notes.

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in our indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio under all three currently existing indentures was above 2.0 to 1.0 as of September 30, 2011.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following material changes occurred during the quarterly period ended September 30, 2011 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

On September 15, 2011, we entered into an Eighth Amendment to the Lease and Development Agreement, dated as of August 12, 2004, with the St. Louis County Port Authority, relating to our River City project. See Item 1 of Part I, Notes to Condensed Consolidated Financial Statements, Note 8, Commitments and Contingencies, for more information regarding the Eighth Amendment to the Lease and Development Agreement.

On August 8, 2011, we entered into a Shareholders Agreement in connection with the Company's $95 million investment in Asian Coast Development (Canada) Ltd. or ACDL. The Company purchased approximately 26% of the equity of ACDL.

On August 2, 2011, we entered into the Fourth Amended and Restated Credit Agreement with various lenders led by Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC. We increased the revolving credit commitment to $410 million from $375 million and extended the maturity date to August 2016. See Item 2 of Part I, Management Discussion and Analysis, Liquidity and Capital Resources for more information regarding the Company's Credit Facility.

On July 29, 2011, we entered into an Agent Agreement with Wunderlich Securities, Inc. (“Wunderlich”) in connection with the Company's Owner's Club Stock Program (the “Program”) under which the Company will issue up to an aggregate of 200,000 shares of the Company's common stock to customers as an award for their patronage of the Company's casinos. Pursuant to the Agent Agreement, Wunderlich has agreed to act as our agent for a period of three years in connection with the Program and the distribution of the common stock to the Company's customers, including opening brokerage accounts for customers admitted into the Program. We have agreed to indemnify Wunderlich for its services as the Company's agent against certain losses, liabilities, claims, damages and expenses described in the Agent Agreement.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There were no newly identified critical accounting policies and estimates in the third quarter of 2011, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, respectively, to which reference should be made.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, our ability to sell or otherwise dispose of discontinued operations, our ability to enter into an agreement to sell Boomtown Reno, the state of the economy, the budget of our Baton Rouge project and other various projects, anticipated completion and opening schedule of our various projects, anticipated results for our various projects, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed below, in addition to general domestic and international economic and political conditions, as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described below, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
even though we have canceled development of our Atlantic City site and have held the operations for sale, if we determine to proceed with our Atlantic City project, it will have many risks, and we may not realize the financial and strategic goals that are contemplated from its acquisition and development;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2011, we had $32 million in borrowings outstanding and had $9.8 million committed under various letters of credit under our Credit Facility. Any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.5% as of September 30, 2011. As of September 30, 2011, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.3 million per year, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2011. At September 30, 2011, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$32,000	$32,000	$31,040
Rate	2.74%	2.74%	2.74%	2.74%	2.74%	2.74%	2.74%
7.50% Notes	$—	$—	$—	$—	$375,000	$—	$375,000	$356,250
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.625% Notes	$—	$—	$—	$—	$—	$450,000	$450,000	$447,750
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$322,000
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$24	$102	$110	$118	$127	$197	$678	$678
Avg. Interest Rate	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%	7.25%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 or the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow for timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation and the existence of a material weakness in the Company’s internal control over financial reporting (discussed below) that gave rise to a restatement of our financial statements for the three and six months ended June 30, 2011, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As further discussed in the Form 10-Q/A filed on November 2, 2011, in October 2011, management, including our CEO and CFO, and with the concurrence of the Audit Committee, identified a material weakness in our internal control over financial reporting for the expenses related to the mychoice program. Our processes, procedures and controls related to financial reporting were not effective to ensure that the proper accounting treatment of the mychoice program expenses was used. Specifically, our processes and procedures did not provide for sufficient accounting analysis and communications about the details of our mychoice program to ensure proper accounting treatment under U.S. GAAP. This material weakness resulted in the restatement for a material error in the expenses related to the mychoice program in our condensed consolidated financial statements for the quarter ended June 30, 2011.

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

Except as noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The following is a material development to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2011 and our Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2011, under the heading “Legal Proceedings” and which reference should be made.

Madison House Litigation: On December 23, 2008, Madison House Group, L.P. (“Madison House”) filed suit in Superior Court of New Jersey, Chancery Division, Atlantic County against ACE Gaming, LLC, a wholly owned subsidiary of the Company (“ACE”), and one other defendant. We acquired ACE as part of our acquisition of the entities owning the former Sands Hotel & Casino (the “Sands”) in Atlantic City, New Jersey in November 2006. The lawsuit arose out of a lease dated December 18, 2000 between Madison House as landlord and ACE as tenant for the Madison House hotel in Atlantic City, New Jersey. The lawsuit alleged in part that ACE breached certain obligations under the lease, including, among other things, by failing to operate and maintain the hotel as required by the lease, which was alleged to have resulted in substantial damages to the hotel. The lawsuit further alleged that the Company, as the ultimate parent entity of ACE, should be jointly and severally liable with ACE for the damages sought, and separately alleged certain other independent actions against the Company. The lawsuit sought specific performance of ACE's obligations under the lease, including restoration of the hotel, as well as unspecified compensatory and exemplary damages, and attorneys' fees, against the Company and ACE. ACE continues to make its payment obligations under the lease, which expires in December 2012.

On March 17, 2010, Madison House moved to dismiss its complaint and ACE's counterclaim without prejudice, which motion was heard on April 28, 2010. The court ruled that it was granting the motion to dismiss Madison House's complaint, without prejudice, but that it was denying the motion to dismiss ACE's counterclaim. The court also ruled that the case would be moved from the Chancery Division to the Law Division. On September 20, 2010, Madison House moved to dismiss ACE's counterclaim, which was heard on October 15, 2010. On January 13, 2011, the court denied Madison House's motion to dismiss the counterclaim. On August 31, 2011, the parties filed a consent order for dismissal of ACE's counterclaims without prejudice. The court entered the order on September 8, 2011.

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

On May 25, 2011, PNK Development 18, LLC, or PNK 18, our wholly owned unrestricted subsidiary, agreed to purchase 26% of the common shares and certain preferred shares of Asian Coast Development (Canada) Ltd., a British Columbia corporation ("ACDL"), for a total purchase price of $95 million. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The investment closed on August 8, 2011. We are a minority shareholder of ACDL and our ability to control the management, record keeping, operations and decision-making of ACDL is limited.

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

ACDL will have operations outside the United States, which will expose Pinnacle to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and the compliance program that ACDL has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. Even though our investment in ACDL is through an unrestricted subsidiary, if ACDL's or our employees or agents fail to comply with applicable laws or company policies governing ACDL's international operations, Pinnacle and its subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions which could, in turn, serve as the basis for the initiation of like proceedings by gaming regulators in one or more of the states wherein Pinnacle and its subsidiaries hold gaming licenses. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition and on the gaming licenses and approvals held by Pinnacle and its subsidiaries. Compliance with international and U.S. laws and regulations that apply to ACDL's international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and we will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on our results of operations.

We are exposed to risks relating to the effectiveness of our internal control over financial reporting.

Following the end of our second quarter of 2011, we discovered an adjustment was required to correctly account for costs associated with the Company's mychoice customer loyalty program.

On October 27, 2011, we announced that we were restating our unaudited consolidated financial statements as of and for the three and six months ended June 30, 2011, as a result of this adjustment. We have concluded that, as of June 30, 2011 and September 30, 2011, our internal control over financial reporting were not effective because this adjustment constituted a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For a description of this material weakness in our internal control over financial reporting identified in October 2011 and determined to have existed at June 30, 2011 and September 30, 2011, see Item 4. “Controls and Procedures.”

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

10.2
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011.

10.3
Shareholders Agreement, dated August 8, 2011, between PNK Development 18, LLC, Harbinger II S.a.r.l, Blue
Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and
Breakaway ACDL, Inc. and Asian Coast Development (Canada) Ltd. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on November 8, 2011.

10.4
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011.

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

101**
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010.
(ii) unaudited Condensed Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2011 and 2010.
(iii) unaudited Condensed Consolidated Statements of Cash Flows —Nine Months Ended September 30, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — September 30, 2011.
 ________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	November 8, 2011	By:	/s/ Carlos A. Ruisanchez
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

10.2
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011.

10.3
Shareholders Agreement, dated August 8, 2011, between PNK Development 18, LLC, Harbinger II S.a.r.l, Blue
Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and
Breakaway ACDL, Inc. and Asian Coast Development (Canada) Ltd. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on November 8, 2011.

10.4
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011.

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

101**
The following financial statements from Pinnacle Entertainment, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets — September 30, 2011 and December 31, 2010.
(ii) unaudited Condensed Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2011 and 2010.
(iii) unaudited Condensed Consolidated Statements of Cash Flows —Nine Months Ended September 30, 2011 and 2010.
(iv) Notes to unaudited Condensed Consolidated Financial Statements — September 30, 2011.
 _________________

*	Filed herewith.
**	Furnished herewith.