Form 10-K
period 2011-12-31
PINNACLE ENTERTAINMENT INC.
filed 2012-02-29
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 was $917 million based on a closing price of $14.90 per share of common stock as reported on the New York Stock Exchange.
The number of outstanding shares of the registrant's common stock as of the close of business on February 24, 2012 was 62,149,308.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive 2012 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

PART III

Item 10. Directors, Executive Officers and Corporate Governance	86

Item 11. Executive Compensation	86

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86

Item 13. Certain Relationships and Related Transactions, and Director Independence	86

Item 14. Principal Accountant Fees and Services	86

PART IV

Item 15. Exhibits, Financial Statement Schedules	87

Signatures

Exhibit 4.21
Exhibit 4.22
Exhibit 4.23
Exhibit 4.24
Exhibit 4.25
Exhibit 4.26
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.66
Exhibit 10.67
Exhibit 10.68
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I
Item 1.Business

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs). We have a casino project under construction in Baton Rouge, Louisiana, which is expected to open by Labor Day 2012. We also own a 26% stake in Asian Coast Development (Canada), Ltd ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City. References to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing our guests with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestic and foreign, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.
Highlights of 2011 include the following:

•	Completed the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio for approximately $45.2 million in January 2011;

•	Re-launched our mychoice Customer Loyalty Program in April 2011 to provide our players with more reasons to play at our facilities, thereby consolidating play within our markets;

•
Acquired a 26% equity interest in Asian Coast Development (Canada), Ltd. for $95 million and entered into a long-term management contract to operate a future integrated casino resort near Ho Chi Minh City in Vietnam in August 2011;

•	Entered into a $410 million amended and restated credit agreement in August 2011, which is due August 2016; and

•
Entered into a definitive agreement in November 2011 to sell our Boomtown Reno resort in Verdi, Nevada for an anticipated sales price of $12.9 million, with the potential for an additional $3.8 million if an option granted to the buyer is exercised to purchase our membership interest in PNK (Reno), LLC and additional land adjacent to Boomtown Reno. We will operate Boomtown Reno until the transaction closes, which is expected to occur in 2012.

Operating Properties
Our largest property is L’Auberge Lake Charles in Lake Charles, Louisiana opened in May 2005 and offers one of the closest full-scale casino-hotel facilities to Houston, Texas (the sixth-largest metropolitan statistical area in the United States), as well as the Austin, Texas and San Antonio, Texas metropolitan areas. Our property is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge Lake Charles offers a single-level casino floor with 1,587 slot machines, 74 table games and a hotel with 995 guestrooms, villas and suites. The facility also offers several restaurants, approximately 26,000 square feet of meeting space, retail shops, a golf course, a full-service spa and other amenities. The hotel at L’Auberge Lake Charles is the largest in Louisiana outside of New Orleans.
L’Auberge Lake Charles competes with other full-service regional and destination resort casinos, including those in New Orleans, Louisiana, Biloxi, Mississippi, and Las Vegas, Nevada. It also competes with another casino-hotel in Lake Charles; a land-based Native American casino, which is approximately 43 miles northeast of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana. In February 2011, the Louisiana Gaming Control Board granted a conditional license for a new gaming facility in Lake Charles, which is to be adjacent to L'Auberge Lake Charles and, if completed, will compete directly with L'Auberge Lake Charles.
Lumière Place, which fully opened in early 2008, is located in downtown St. Louis, Missouri. The Lumière Place complex includes the Lumière Place Casino with 1,940 slot machines and 68 table games, the 200-guestroom luxury Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière, seven restaurants, banquet facilities, retail shops and more than 22,000 square feet of convention/meeting space, including a 7,300-square-foot ballroom. Lumière Place is located across from the Edward Jones Dome and America's Center convention center and just north of the Gateway Arch. A pedestrian tunnel connects Lumière Place to the America's Center convention center, the Edward Jones Dome and the city's central business district.
The Lumière Place Casino competes with four other casinos in the St. Louis metropolitan area (two of which are in Illinois), in addition to our River City Casino.
In March 2010, we opened River City Casino in the south St. Louis community of Lemay, Missouri. Our facility includes a single-level, 90,000 square-foot casino with 2,010 slot machines, 59 table games, including poker, and parking for more than 2,900 vehicles. The facility also features several restaurants, bars and retail shopping. River City is located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres.
In September 2011, we announced an $82 million expansion of River City to add a 200-guestroom hotel, a multi-purpose event center and a covered parking structure. Construction on the expansion project is scheduled to begin in the first quarter of 2012, with an expected completion in the second half of 2013.
Our Boomtown New Orleans property, which opened in 1994, is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. It features a dockside riverboat casino with 1,415 slot machines and 40 table games, several restaurants, a 350-seat nightclub, 4,600 square feet of meeting space, an arcade and approximately 1,700 parking spaces. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, one other riverboat casino, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos in the Gulf Coast region.
Our southern Indiana property, Belterra Casino Resort, opened in October 2000 and is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and a half hours from Indianapolis, Indiana.
Belterra attracts customers by offering resort amenities that are generally superior to those at competing regional properties, several of which are closer to the population centers than Belterra. Belterra features a dockside riverboat casino with 1,475 slot machines and 55 table games and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,553-seat entertainment showroom, retail shops, a swimming pool, a golf course and a full-service spa. The resort provides approximately 2,250 parking spaces, most of which are in a multi-level parking structure.
Belterra currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra; and two racetrack casinos in the Indianapolis, Indiana metropolitan area, each with approximately 2,000 slot machines. In November 2009, Ohio voters passed a constitutional amendment that allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. Casinos are expected to begin opening in 2012 and will likely provide additional competition to Belterra. In addition, Belterra may gain additional competition if video lottery terminals become operational at Ohio's racetracks, including our River Downs racetrack, which is discussed below.
Our Boomtown Bossier City property in Bossier City, Louisiana, features a hotel adjoining a dockside riverboat casino. The property opened in October 1996 and is located on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes 1,014 slot machines and 25 table games, 187 guestrooms, four restaurants and approximately 1,860 parking spaces.
Boomtown Bossier City competes with four dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas.
In January 2011, we purchased River Downs Racetrack, located in Cincinnati, Ohio. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility. River Downs features a Grandstand with open-air seating, the Pavilion which includes seating for 50 to up to 300 guests, as well as a private bar and grill, and the Turf Terrace in the upper Clubhouse. The State of Ohio has recently made moves to allow video lottery terminals ("VLTs") at Ohio's racetracks, including River Downs. These changes have yet to become operational and are subject to legal challenges. If VLTs become operational, we plan to move quickly to invest in and revitalize River Downs to develop a new gaming, racing and entertainment destination facility for the Cincinnati and surrounding markets. River Downs Racetrack competes with other racing facilities in Ohio, Kentucky and Indiana. If VLTs become operational, River Downs is likely to face additional competition from casinos currently being built in Ohio, as well as our Belterra property, discussed above, and other racetracks in Ohio with VLTs.
Financial information about segments and geographic areas is incorporated by reference from Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

New Properties Under Construction and/or Development

We are developing L'Auberge Baton Rouge in Baton Rouge, Louisiana. The new facility will feature a single-level gaming floor; 1,450 slot machines; 57 table games, including a poker room; a hotel with 206 guestrooms and a rooftop pool; three dining outlets; 2,373 total parking spaces, including a parking garage; event lawn; and a multi-purpose event center. The project will be located on a portion of the 576 acres of land that we own approximately ten miles southeast of downtown Baton Rouge, Louisiana. We plan to open the facility by Labor Day 2012. The ultimate opening date is dependent upon the progress of construction and obtaining regulatory approvals, among other factors. L'Auberge Baton Rouge will compete directly with two casinos in the Baton Rouge area and other resort facilities regionally in New Orleans and Biloxi, Mississippi.

Other Assets

In August 2011, we acquired a 26% equity interest in Asian Coast Development (Canada), Ltd. ("ACDL") for a total purchase price of $95.0 million. We also have a management agreement to manage the second integrated resort at the Ho Tram Strip through the year 2058, with a potential 20-year extension. Entities affiliated with Harbinger Capital Partners are the majority shareholders of ACDL. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The Ho Tram Strip project is located approximately 80 miles southeast of Ho Chi Minh City, Vietnam's largest city. The first phase of the Ho Tram Strip, MGM Grand Ho Tram, is currently under construction with a planned opening by the end of the first quarter of 2013, and will be managed by MGM Hospitality. It will feature 541 luxury guest-rooms and suites, a full spectrum of world-class restaurants and amenities, VIP accommodations, a conference center, and an entertainment area featuring 90 live table games and 500 electronic games. The second integrated resort of the Ho Tram Strip, for which we have secured a management agreement, will be jointly developed by ACDL and us, and owned by ACDL. We expect the second integrated resort, which will be branded as a distinct and premium resort, will be similar in project scope to the MGM Grand Ho Tram resort currently under construction. The Ho Tram Strip project will compete with slot parlors located in various 5-star hotels in Vietnam, as well as other destination casinos located throughout Southeast Asia, including Macau and Singapore.

Assets to be Sold or Held for Sale

In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations. We have reflected the business as discontinued operations and the related assets and liabilities as held for sale.

We own approximately 19 contiguous acres in the heart of Atlantic City, New Jersey, with extensive frontage along The

Boardwalk, Pacific Avenue and Brighton Park. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.

In June 2010, we closed the President Casino, and have reflected the entity in discontinued operations. In October 2010, we sold The Admiral Riverboat, on which the President Casino formerly operated.

In June 2010, we completed the sale of our Argentina operations for approximately $40.0 million. We expect no continuing costs from this operation.

The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. We have no remaining assets, and expect no continuing costs associated with this operation.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as in adjacent states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in other states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky, Oklahoma or California, the development or expansion of Native American gaming in or near the states in which we operate, the expansion of additional developments or destination resorts in Vietnam or in southeast Asia, and the potential legalization of Internet gaming, could create additional competition for us and could adversely affect our operations or proposed development projects.

Government Regulation and Gaming Issues

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference.

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

Employees
The following is a summary of our work force by segment at January 31, 2012, some of which are part-time employees. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment.

Approximate
Number of
Property	Employees
L’Auberge Lake Charles	2,033
St. Louis	2,274
Boomtown New Orleans	724
Belterra Casino Resort	1,062
Boomtown Bossier City	661
River Downs	116
Corporate and other (a)	593
Total	7,463

(a)	Corporate and other includes certain development project employees, as well as employees of Boomtown Reno, which is considered discontinued operations.

Executive Officers of the Registrant
The persons serving as our executive officers as of February 29, 2012, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	President, Chief Executive Officer and Director
Carlos A. Ruisanchez	Executive Vice President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Marketing Officer
Daniel P. Boudreaux	Senior Vice President and Chief Accounting Officer

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of February 29, 2012:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	President and Chief Executive Officer of Pinnacle Entertainment, Inc.
Stephen C. Comer	Retired Accounting Firm Managing Partner
John V. Giovenco	Retired Gaming Executive
Richard J. Goeglein	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Owner, Evening Star Holdings, LLC (Business Consulting Firm), and Former Gaming Executive
Bruce A. Leslie	Partner, Armstrong Teasdale LLP (law firm)
James L. Martineau	Business Advisor and Private Investor
Lynn P. Reitnouer	Partner, Crowell, Weedon & Co. (Stock Brokerage Firm)

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

Item 1A.Risk Factors

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

Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, continued high unemployment levels, the current housing and credit crises, the potential for bank failures, higher fuel or other transportation costs, and changes in consumer confidence, may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations. Deterioration in operating results could affect our ability to comply with financial covenant ratios, other covenants and requirements in our amended and restated credit facility and covenants and requirements under the bond indentures discussed in other risk factors below.

The global financial crisis and recession has affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict.

The continued credit crisis, recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. We do not know the duration or severity of the current economic downturn. If a significant percentage of our lenders under our amended and restated credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended and restated credit facility.

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

Currently, we are in the process of constructing L'Auberge Baton Rouge, our casino hotel project in Baton Rouge, Louisiana, which is currently expected to open by Labor Day 2012. The budget for the project is currently $368 million (exclusive of land costs and capitalized interest). Due to construction disruption and previously unanticipated site preparation work, the construction budget has increased by approximately 3.0% to $368 million from the previous budget of $357 million. As of December 31, 2011, we have spent approximately $155.5 million and we expect to fund the remaining $212.5 million of the overall project budget with cash on-hand, expected cash flow from existing operations, and our $410 million credit facility.

In addition, we recently purchased River Downs racetrack in Ohio in January 2011. In June 2011, the Governor of Ohio announced that it is his intention that each of Ohio's racetrack owners be permitted to apply for a 10-year license to operate a video lottery terminal facility at a cost of $50 million. He further stated that video lottery terminal licensees would be required to invest at least $150 million in their facilities. We cannot predict whether the Governor's plan will be implemented on its terms or at all. There is currently a legal challenge to the implementation of the Governor's plan, the outcome of which is uncertain. If video lottery terminals are ultimately approved for use at Ohio's racetracks and become operational, we plan to move quickly to revitalize River Downs and develop a new gaming, racing and entertainment destination facility for the Cincinnati, Ohio market.

In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to continue with our current, or implement future, development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets and may not be able to do so on favorable terms or on terms acceptable to us.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2011, we had indebtedness of approximately $1.2 billion. Our amended and restated credit facility consists of a $410 million revolving credit facility, of which $56.0 million was drawn as of December 31, 2011. Letters of credit of $11.1 million were outstanding as of December 31, 2011 under our amended and restated credit facility.

There can be no assurance in the future whether we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

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

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our amended and restated credit facility, the senior notes and the senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our amended and restated revolving credit facility matures in

August 2016; provided that the maturity date of our credit facility will be accelerated to December 15, 2014, if any portion of our 7.50% senior subordinated notes due 2015 are outstanding on December 15, 2014. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Our amended and restated credit facility and the indentures governing our senior notes and senior subordinated notes impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries' ability to:

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

Our ability to comply with the covenants contained in the instruments governing our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness, including our amended and restated credit facility and the indentures governing our senior notes and senior subordinated notes, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition and our ability to comply with the conditions of the Louisiana Gaming Control Board (the "LGCB") in connection with our L'Auberge Baton Rouge project discussed in another risk factor below.

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

The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states such as Texas, Kentucky, Ohio and Illinois or through Native American gaming facilities and internet gaming, could adversely affect our financial results.

We face significant competition in all of the markets in which we operate. With fewer new markets opening for development in recent years, this competition will intensify if new gaming operations enter our markets or existing competitors expand their operations. Increased competitive pressures may adversely affect our ability to continue to attract customers or require us to offer a larger number of, or more costly, promotions to compete more efficiently. We have entered into a number of strategic partnerships to compete with other competitors. The loss of one of these strategic partnerships may adversely affect our business.

Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or are adjacent to states that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or a significant threat to us, depending on where the legalization occurs and our ability to capitalize on it. In particular, our ability to attract customers to our existing casinos would be significantly and adversely affected by the legalization or expansion of gaming in any of our existing markets and Texas, Ohio, Illinois, Kentucky, Oklahoma, and California and the development or expansion of Native American casinos in our markets. The value of our site in Atlantic City has been adversely affected and may be further affected by the legislation or expansion of casino gaming in Delaware, Maryland, Pennsylvania, West Virginia, New York, northern New Jersey and Connecticut. In 2008 and 2009, we recorded impairments to the value of our land in Atlantic City totaling approximately $357 million. In Vietnam, the Company has invested $95.0 million in ACDL whose Vietnamese subsidiary is developing a complex of integrated resorts in southern Vietnam which, when complete, will compete with slot parlors located in various 5-star hotels in the market, as well as other destination casinos located throughout southeast Asia, including in Macau and Singapore.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions, and federal law favors the expansion of Native American gaming. In 2009, legislation to approve up to 12 resort casinos, slot machines at racetracks and Native American gaming in Texas was rejected during the state's 2009 legislative session. Numerous gaming bills were introduced in the Texas Legislature during its 2010-11 regular session, none of which passed. We expect similar proposals to legalize or expand gaming will be made in the future in various states, and it is uncertain whether such proposals will be successful. Further, because the global economic recession has reduced the revenues of state governments from traditional tax sources, voters and state legislatures may be more sympathetic to proposals authorizing or expanding gaming in those jurisdictions.

In June 2011, the Illinois legislature passed an omnibus gaming bill that would allow, among other items, five new casinos in the state, including a 4,000-position property in downtown Chicago and riverboats in Rockford, Park City, Danville and one of six south Cook County suburbs, pending local approvals, and slots at six racetracks in the state, five in Chicago and one near St. Louis. The Governor of Illinois never signed the bill. If gaming operations expanded in Illinois, it would adversely affect our business, particularly our St. Louis properties.

In February 2012, a bill was introduced in the Kentucky legislature which would authorize a statewide vote to amend the state's constitution to allow expanded gaming at up to seven locations in Kentucky. This bill subsequently died on the Kentucky Senate floor. If gaming was legalized in Kentucky, it would have an adverse effect on our Belterra and River Downs facilities.

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

In April 2010, we canceled our Sugarcane Bay casino development in Lake Charles, Louisiana and we surrendered the related gaming license to the LGCB. In February 2011, the LGCB granted a license for a new gaming facility in Lake Charles, which would be adjacent to our L'Auberge Lake Charles casino. A new casino in Lake Charles would compete directly with

L'Auberge Lake Charles and may reduce such property's revenues significantly. In February 2012, the LGCB approved the construction of a new gaming facility in Bossier City, Louisiana. This new casino will compete directly with our Boomtown Bossier City casino and may reduce such property's revenues significantly. During 2011, we derived 32.9% of our revenues from our L'Auberge Lake Charles property.

In Ohio, there are four casinos, which are being developed and located in each of Cincinnati, Cleveland, Toledo, and Columbus. Our Belterra and River Downs facilities will face competition from these casinos in Ohio and from existing riverboats in Indiana and may face competition from racetracks in Ohio with video lottery terminals.

From time to time, our competitors refurbish, rebrand or expand their casino offerings in the markets in which we operate, which could function to increase competition in those markets. For example, a large competitor of our Belterra property reopened a rebranded and refurbished riverboat casino in Lawrenceburg, Indiana replacing a smaller facility.

We face competition from racetracks that offer slot machines. In the event that video lottery terminals become operational at racetracks in Ohio, our Belterra property will face competition from these racetracks (including from River Downs) and racinos in Indiana. We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, video lottery terminals, video poker terminals and, in the future, we may compete with gaming at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. There are also proposals that would specifically legalize internet gaming under federal law.

Subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital.

We may need to access the capital markets or otherwise obtain additional funds to complete subsequent phases of our existing projects in downtown St. Louis and in St. Louis County, and to fund potential enhancements we may undertake at our facilities there and elsewhere. We do not know when or if the capital markets will permit us to raise additional funds for such phases and enhancements in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects. Delay, reduction or cancellation of the subsequent phases of our projects could subject us to financial penalties, and the possibility of such penalties could require us to obtain additional financing on unfavorable terms.

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

We may not meet the conditions for the maintenance of the license that we plan to utilize for L'Auberge Baton Rouge.

The LGCB has established numerous conditions for use of the license for our L'Auberge Baton Rouge project, which, if not satisfied, could result in forfeiture of such license. One such condition is that we deposit $25 million in an escrow account to be maintained until the commencement of gaming operations, which amount was deposited and would be paid to the State of Louisiana in the event that we surrender the license due to withdrawal or cancellation of the L'Auberge Baton Rouge project or upon revocation of the license by the LGCB.

Another of the conditions to the license for L'Auberge Baton Rouge is that construction of the project must be substantially complete by July 31, 2012. During construction, we have faced unusually high volatility of the Mississippi River's water levels in Baton Rouge. In 2011, unusually low river levels prevented construction progress on the wet side of the flood levee. Subsequently, unusually high water levels on the dry side of the flood levee delayed construction progress on the hotel until the river level receded. During the third quarter of 2011, we fully resumed construction of the foundations for the hotel. In May 2011, we entered into an amendment to the guaranteed maximum price agreement for L'Auberge Baton Rouge, which currently provides that the guaranteed date of completion for the project is May 31, 2012 and which we anticipate amending to a later date. Management currently expects L'Auberge Baton Rouge to open by Labor Day 2012.

We will have to obtain an extension from the LGCB for L'Auberge Baton Rouge to permit a date later than July 31, 2012 for the substantial completion of construction. There can be no assurance that the LGCB will approve an extension to permit such later date, if required. Thus, the ultimate opening date is dependent upon receiving any required extension from the LGCB, among other factors.

While we intend to fulfill all of the other conditions set by the LGCB, it is uncertain whether we will be able to do so or that the LGCB would agree to make any amendments to the conditions that might be necessary. Forfeiture of the license for L'Auberge Baton Rouge could adversely affect our expansion plans for the Louisiana gaming market.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities; our new properties may compete with our existing properties.

We cannot assure you that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital, even as the shortfall increases the need to raise capital. We are currently developing a new facility in Baton Rouge, Louisiana.

As our new properties open, they may compete with our existing properties. For example, our River City Casino in St. Louis County, Missouri, which opened on March 4, 2010, is located approximately 12 miles from our Lumière Place facility in St. Louis, Missouri and has diverted business away from such location. In addition, if video lottery terminals become operational at River Downs in Ohio, River Downs will compete with our Belterra Casino Resort in Indiana.

Rising operating costs at our gaming properties could have a negative impact on our business.

The operating expenses associated with our gaming properties could increase due to, among other reasons, the following factors:

•	changes in the foreign, federal, state or local tax or regulations, including state gaming regulations or taxes, could impose additional restrictions or increase our operating costs;

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

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and the concentration of relatively few slot play vendors could impose additional costs on us;

•	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increases in costs of labor, including due to potential unionization of our employees;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure; and

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

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

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the projects;

•	delays in obtaining or inability to obtain or maintain necessary licenses or permits;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	disputes with contractors;

•	disruption of our operations caused by diversion of management's attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

•
requirements or government-established “goals” concerning union labor or requiring that a portion of the project expenditures be through companies controlled by specific ethnic or gender groups, goals that may not be obtainable, or may only be obtainable at additional project cost; and

•
increases in the cost of raw materials for construction, driven by worldwide demand, higher labor and construction costs and other factors, may cause price increases beyond those anticipated in the budgets for our development projects.

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

It is uncertain whether any of our projects will be completed on time or within established budgets. In May 2011, we entered into an amendment to the guaranteed maximum price agreement for our L'Auberge Baton Rouge project, which provides that the guaranteed date of completion for the project is May 31, 2012 and which we anticipate amending to a later date. Management currently expects L'Auberge Baton Rouge to open by Labor Day 2012. However, the ultimate opening date is dependent upon obtaining regulatory and other governmental approvals. Significant delays or cost overruns related to our construction projects could significantly reduce any return on our investment in these projects and adversely affect our earnings and financial resources. There are also certain tax incentives for project construction in hurricane-damaged areas and for economic-oriented reasons that require completion of new facilities by certain dates. There is no certainty that such dates will be met. Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion, notwithstanding the existence of any guaranteed maximum price construction contracts.

We derived 52% of our revenues in 2011 from our casinos located in Louisiana and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the states from which we draw patrons.

Three out of our seven gaming properties are located in Louisiana. During 2011, we derived 52% of our revenues from these three casinos and 32.9% from one of them, L'Auberge Lake Charles in Lake Charles, Louisiana. In addition, we are building a casino hotel in Baton Rouge, Louisiana. Because we derive a significant percentage of our revenues from a small number of properties concentrated in a relatively small area, we are subject to greater risks from local conditions than a gaming company with operating properties in several different markets. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from local conditions include the following:

•	local economic conditions;

•	local competitive conditions, including legalization or expansion of gaming in Louisiana or in neighboring states, including Texas;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	the outbreak of public health threats at any of our properties, or in the areas in which they are located, or the perception that such threats exist; and

•	a decline in the number of visitors to Lake Charles, New Orleans or Bossier City, Louisiana.

In February 2011, the LGCB granted a license for a new gaming facility in Lake Charles, which would be adjacent to our L'Auberge Lake Charles casino. A new casino in Lake Charles would compete directly with L'Auberge Lake Charles and may reduce such property's revenues significantly. In addition, in February 2012, the LGCB approved the construction of a new gaming facility in Bossier City, Louisiana. This new casino will compete directly with our Boomtown Bossier City casino and may reduce such property's revenues significantly.

Some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land on which L'Auberge Lake Charles, River City, and Belterra Casino Resort are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our amended and restated credit agreement.

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

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission and the Ohio Lottery Commission, may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of the Company's securities. In addition, many of the Company's key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

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

We are also subject to a variety of other rules and regulations, including, but not limited to, laws and regulations governing payment card information and the serving of alcoholic beverages at our operating properties. If we are not in compliance with these laws, it could adversely affect our business.

Potential changes in the regulatory environment could harm our business.

Changes in regulations affecting the casino business can affect our existing or proposed operations. In addition, legislators and special-interest groups have proposed legislation from time to time that would restrict or prevent gaming operations. Moreover, various jurisdictions such as Illinois, Delaware and New Jersey have restricted smoking on the casino floor and jurisdictions such as Missouri, Indiana and Louisiana have considered implementing similar restrictions. Such restrictions resulted in decreases in gaming revenues. Other regulatory restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in revenues.

We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities.

We are subject to extensive governmental regulations that relate to our current or future gaming operations and that impose certain restriction on the ownership and transfer of our securities. Ownership and transfer of our securities could be subjected at any time to additional or more restrictive regulations, including regulation in applicable jurisdictions where there are no current restrictions on the ownership and transfer of our securities or in new jurisdictions where we may conduct our operations in the future. A detailed description of such regulations, including the requirements under gaming laws of the jurisdictions in which we operate, can be found in the Exhibit 99.1 to this Form 10-K and is incorporated herein by reference.

We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected.

In gaming jurisdictions in which we operate, state and local governments raise considerable revenues from taxes based on casino revenues and operations. We also pay property taxes, admission taxes, occupancy taxes, sales and use taxes, payroll taxes, franchise taxes and income taxes.

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

PNK Development 18, LLC, ("PNK 18"), one of our wholly owned unrestricted subsidiaries, owns 26% of Asian Coast Development (Canada) Ltd., a British Columbia corporation ("ACDL"). Entities affiliated with Harbinger Capital Partners (collectively, “Harbinger”) are the majority shareholders of ACDL. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited.

ACDL is currently constructing and developing the first phase of the first integrated resort of the planned resort complex in the Ho Tram Strip. We cannot predict whether construction will progress as scheduled or as budgeted, or if additional monies will be needed. ACDL also needs to obtain a working capital credit facility for such first phase. ACDL has obtained funding solely for the first phase of the first integrated resort. ACDL is relying on various agreements with both Vietnamese financial institutions and Harbinger (collectively, the “ACDL Lenders”) to provide funding for construction of the first phase of the first integrated resort, which will require ACDL to comply with certain covenants and conditions. ACDL's ability to comply with the conditions and covenants contained in the credit agreement may be affected by general economic conditions, industry conditions, and other events beyond the control of ACDL. As a result, we cannot assure you that ACDL will be able to comply with these covenants. In addition, there can be no assurance that the ACDL Lenders will continue to have the financial capacity to comply with such obligations to fund their respective obligations. In the event that the ACDL Lenders do not fund their financial obligations, there can be no assurance that ACDL will be able to replace the ACDL Lenders in a timely manner, or at all, or on terms that are acceptable to ACDL and its shareholders.

In the future, we expect ACDL will need to obtain funding for subsequent phases of the planned resort complex. There can be no assurance that ACDL will be able to obtain this funding or funds in a timely manner, or on acceptable terms, or at all, particularly if the current debt market environment does not improve.

If ACDL is unable to build the resort complex as planned, it will have a negative impact on our ownership stake in ACDL. There can be no assurance that the second integrated resort of the Ho Tram Strip, of which we would have the right to manage, will be developed. Further, the resorts in the Ho Tram Strip will be new developments with no history of operations. We cannot assure you that ACDL will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to the Ho Tram Strip to make its operations profitable.

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

ACDL will have operations outside the United States, which will expose us to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act, (the

"FCPA"), and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA.

Internal control policies and procedures and the compliance program that ACDL has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. Even though our investment in ACDL is through an unrestricted subsidiary, if ACDL's or our employees or agents fail to comply with applicable laws or company policies governing ACDL's international operations, we and our subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions which could, in turn, serve as the basis for the initiation of like proceedings by gaming regulators in one or more of the states wherein we and our subsidiaries hold gaming licenses. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition and on the gaming licenses and approvals held by us and our subsidiaries. Compliance with international and U.S. laws and regulations that apply to ACDL's international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and we will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on our results of operations.

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

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana properties are located, and the severity of such natural disasters is unpredictable. Our Lumière Place and River City facilities are located near the Madrid Fault Line and are subject to earthquakes. In addition, our River City casino is located in St. Louis, Missouri in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed our former Biloxi, Mississippi facility. Our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L'Auberge Lake Charles facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of the President Casino, and caused a power outage over the course of two days at our Belterra Casino Resort in Indiana. In March 2011, our River Downs racetrack was forced to delay the opening of live racing due to flooding from the Ohio River. In addition, the Ho Tram Strip project is located on the coast of the Eastern Sea and in a location where natural disasters are unpredictable including typhoons.

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

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.

The absence of sufficient electrical power or a failure of the technology services needed to run our computers may cause us to be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems for River Downs, in the event video lottery terminals becoming operational at River Downs. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

There is a growing political and scientific consensus that emission of greenhouse gases, also referred to herein as “GHGs” continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We have described the risks to us associated with extreme weather events in the risk factors above.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our customers' ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions.

We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

We are currently a party to two collective bargaining agreements at our River Downs facility. We are currently negotiating two collective bargaining agreements with certain employees of Lumière Place Casino and Hotels that are union-represented. In addition, other unions have approached our employees. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. In addition, organized labor may benefit from new legislation or legal interpretations by the current presidential administration. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future.

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

Our business is subject to a variety of federal, state and local governmental statutes and regulations relating to activities or operations that may have adverse environmental effects, such as discharges to air and water and use, storage, discharge, emission and disposal of hazardous materials and concentrated animal feeding operations. These laws and regulations are complex, and subject to change, and failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs of remediation of spills, disposals or other releases of hazardous or toxic substances or wastes. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business. In addition, the locations of our current or future developments may coincide with sites containing archaeologically significant artifacts, such as Native American remains and artifacts. Federal, state and local governmental regulations relating to the protection of such sites may require us to modify, delay or cancel construction projects at significant cost to us.

Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our customers' or our business partners' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our customers' information may be lost, disclosed, accessed or taken without our customers' consent.

In addition, Pinnacle, third party service providers and other business partners process and maintain proprietary business information and data related to our business−to−business customers, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, customer, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, customers' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

We face risks associated with growth and acquisitions.

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or in jurisdictions that we have not operated in the past or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not have adequate financing for such opportunities on acceptable terms.

For example, on January 28, 2011, we acquired the River Downs racetrack in Cincinnati, Ohio for approximately $45.2 million with the expectation that video lottery terminals will become operational in Ohio. Before our acquisition of the River Downs racetrack, it had been operating at a loss and may continue doing so in the future. If the video lottery terminals do not become operational in Ohio, we will likely incur further losses in connection with the River Downs racetrack. In addition, in 2011 we acquired 26% equity interest in ACDL, as noted above this investment introduced new risks to our company. As we enter into new acquisitions or new investments, we may add additional risks to our business.

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to companies' operating performance. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, shareholder derivative lawsuits and/or securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Private Securities Litigation Reform Act
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, the state of the economy, anticipated completion and opening schedule of our Baton Rouge project, anticipated results for our Baton Rouge project, expansion plans and construction schedules of the Company's various projects, the facilities, features and amenities of the Company's projects, the possibility of video lottery terminals becoming operational at Ohio racetracks, the ability of the Company to develop a new gaming and entertainment facility at River Downs, the ability to sell or otherwise dispose of discontinued operations, the projected opening date for MGM Grand Ho Tram, our investment in ACDL, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the ability to successfully implement marketing and branding programs, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2011. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. See Item 1 of this Form 10-K for a further description of our properties, and see Note 13 to our audited Consolidated Financial Statements for more information regarding our segment information.

			Approximate Number of
			Slot	Table	Guest
Locations	Type of Casino	Principal Markets	Machines	Games	rooms
Operating Properties:
L’Auberge Lake Charles, LA	Boat-in-moat	Houston, Beaumont, San Antonio, Austin, Southwest Louisiana and local patrons	1,587	74	995
Lumière Place, MO	Boat-in-moat	Local patrons, Kansas City and Chicago	1,940	68	494
River City, MO	Boat-in-moat	Local patrons	2,010	59	—
Boomtown New Orleans, LA	Dockside	Local patrons	1,415	40	—
Belterra Casino Resort, IN	Dockside	Cincinnati, Louisville, Northern Kentucky and local patrons	1,475	55	608
Boomtown Bossier City, LA	Dockside	Local patrons	1,014	25	187
River Downs, OH	Racetrack facility	Cincinnati, Ohio	—	—	—
			9,441	321	2,284
New Properties Under Construction and/or Development:
L'Auberge Baton Rouge, LA	Dockside	Local patrons and regional tourists	1,450	57	206
The following describes the real estate and leases associated with our properties:
L’Auberge Lake Charles: We lease 227 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge Lake Charles casino-hotel resort is located. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $955,000 per year, which amount adjusts annually for changes in the consumer price index. We own the facilities and associated improvements at the property, including the casino facility.
Lumière Place: We own approximately 16 acres of contiguous land in St. Louis for the Lumière Place complex. We own all of the improvements and facilities at the property, including the casino, hotels and various amenities.
River City: We lease 56 acres in south St. Louis County located approximately 12 miles south of downtown St. Louis, where we have built our River City casino. We built an approximately one-mile-long, four-lane public road to connect River City to the nearby interstate highway. The lease has a term of 99 years, which commenced in September 2005. The annual rent for the lease is the greater of $4.0 million or 2.5% of annual adjusted gross receipts, as defined in the lease agreement.
Boomtown New Orleans: We own approximately 54 acres in Harvey, Louisiana that are utilized by Boomtown New Orleans. We also own the facilities and associated improvements at the property, including the dockside riverboat casino.
Belterra Casino Resort: We lease approximately 148 acres of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The current lease term is through September 2015 and has seven remaining consecutive five-year automatic renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.4 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the land on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino. We also own a 54-guestroom hotel on six acres approximately 10 miles from Belterra.
Boomtown Bossier City: We own 23 acres on the banks of the Red River in Bossier City, Louisiana. We also own the facilities and associated improvements at the property, including the dockside riverboat casino. We lease approximately one acre of water bottoms from the State of Louisiana. The current lease term expires in September 2016. We have options to extend the lease for seven additional five-year periods.
L'Auberge Baton Rouge: We own approximately 575 acres of land located approximately 10 miles south of downtown Baton Rouge, Louisiana, on which we are currently developing a casino-hotel.
Boomtown Reno: We own approximately 890 acres in Reno, Nevada, approximately 60 acres of which are utilized by the casino, hotel and other amenities and another 490 acres most of which is developable. The remaining 340 acres is remote and difficult to develop. We own all of the improvements and facilities at the property, including the casino, hotel, recreational vehicle park and service station, along with substantial related water and development rights. In November 2011, we entered into a definitive agreement to sell our Boomtown Reno resort, with an option granted to the buyer to purchase 100% of our membership interest in PNK (Reno), LLC and additional land adjacent to Boomtown Reno. We will operate Boomtown Reno until the transaction closes, which is expected to be in 2012. We are currently marketing all remaining excess land not used in our operations as for sale and have included the land in assets held for sale.
Atlantic City, New Jersey: We own approximately 19 contiguous acres of land in the heart of the Boardwalk in Atlantic City, New Jersey. We have demolished the former casino-hotel, as well as certain other structures on the site. We are currently marketing this property as for-sale. We have included in discontinued operations, and the related assets and liabilities as held for sale.
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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2011
Fourth Quarter	$12.43	$8.06
Third Quarter	15.50	9.03
Second Quarter	15.08	12.46
First Quarter	15.57	11.81
2010
Fourth Quarter	$14.25	$11.01
Third Quarter	11.58	8.59
Second Quarter	14.57	9.38
First Quarter	10.04	7.08
As of February 24, 2012, there were 2,148 stockholders of record of our common stock.
Dividends: We did not pay any dividends in 2011 or 2010. Our indentures governing our 8.625% senior notes due 2017, 8.75% senior subordinated notes due 2020, and 7.50% senior subordinated notes due 2015 and our credit facility limit the amount of dividends that we are permitted to pay. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, as our financial resources are being reinvested into the expansion of our business.
Share Repurchase: During the fourth quarter ended December 31, 2011, we did not make any purchases of the Company’s equity securities.
Sales of Unregistered Equity Securities: During the years ended December 31, 2011, 2010 and 2009, we did not issue or sell any unregistered equity securities other than as previously disclosed in our Current Report on Form 8-K filed on March 18, 2010 with the SEC.

Stock Performance Graph
The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the "Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2006 and ending December 31, 2011, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Pinnacle Entertainment, Inc.	$100.00	$71.09	$23.17	$27.10	$42.31	$30.66
NYSE Composite Index	$100.00	$108.87	$66.13	$84.83	$96.19	$92.50
Dow Jones US Gambling Index	$100.00	$114.80	$30.87	$48.08	$83.23	$77.37
_____________________

•
Assumes $100 invested on December 31, 2006 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Item 6.	Selected Financial Data
The following selected financial information for the years 2007 through 2011 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2011(a)	2010(b)	2009(c)	2008(d)	2007(e)
		(in millions, except per share data)
Results of Operations:
Revenues	$1,141.2	$1,058.6	$948.6	$933.1	$759.2
Operating income (loss)	128.6	52.2	3.4	(74.1)	28.5
Income (loss) from continuing operations, net of income taxes	30.2	(40.8)	(63.1)	(205.9)	7.0
Income (loss) from discontinued operations, net of income taxes	(32.7)	17.4	(195.3)	(116.7)	(8.4)
Income (loss) from continuing operations per common share:
Basic	$0.49	$(0.67)	$(1.05)	$(3.43)	$0.12
Diluted	$0.48	$(0.67)	$(1.05)	$(3.43)	$0.12
Other Data:
Capital expenditures	$153.5	$157.5	$226.4	$306.1	$545.6
Ratio of Earnings to Fixed Charges (f)	1.2x	—	—	—	—
Cash flows provided by (used in):
Operating activities	$131.8	$88.7	$120.2	$129.3	$153.4
Investing activities	(293.4)	(130.7)	(202.4)	(306.1)	(566.2)
Financing activities	46.5	108.2	96.6	101.9	414.6
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$85.0	$201.4	$130.6	$116.3	$178.0
Total assets	1,950.6	1,883.8	1,843.9	1,919.2	2,193.5
Long-term debt	1,223.9	1,176.6	1,063.3	939.0	836.6
Stockholders’ equity	519.4	507.4	494.4	739.4	1,052.4

(a)
The financial results for 2011 include a full year of operations at River City Casino, and the purchase of River Downs racetrack for approximately $45.2 million in January 2011, as well as our $95.0 million investment in ACDL in August 2011, which results have been included from the time of close. The purchase price of these entities has been excluded from the capital expenditures shown for 2011.

(b)
The financial results for 2010 reflect impairment charges totaling $35.5 million related to indefinite-lived intangible assets, land and development costs and buildings and equipment. In addition, the 2010 results reflect the March 2010 opening of River City Casino and income from discontinued operations related to the recovery of insurance proceeds from our former Casino Magic Biloxi property.

(c)
The financial results for 2009 reflect impairment charges totaling $207 million related to indefinite-lived intangible assets, real estate, buildings and equipment and previously capitalized costs associated with certain development projects.

(d)
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

(e)	The financial results for 2007 include the opening of the casino at Lumière Place in mid-December 2007 and a majority of L’Auberge Lake Charles’s new 252 guestrooms in late December 2007.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $56.5 million, $77.1 million, $178.3 million and $12.0 million for the fiscal years ended December 31, 2010, 2009, 2008 and 2007, respectively.

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

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City, Louisiana. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio, which was purchased in January 2011. Our Boomtown Reno property is considered held for sale and the related results of operations have been reclassified as discontinued operations.

We are also developing L'Auberge Baton Rouge in Baton Rouge, Louisiana, which we expect will open by Labor Day 2012. During construction, we experienced high volatility of the Mississippi River's water levels in Baton Rouge. In 2011, unusually low river levels prevented construction progress on the wet side of the flood levee. Subsequently, unusually high river levels delayed construction progress on the hotel on the dry side of the levee until the river level receded. During the third quarter, we fully resumed construction of the foundations for the hotel and continue to make progress towards our opening schedule. However, the ultimate opening date is dependent upon the progress of construction and obtaining regulatory approvals, among other factors.

In 2011, we acquired a 26% equity interest in Asian Coast Development (Canada) Ltd, a British Columbia corporation (“ACDL”), for a total purchase price of $95 million. ACDL is the owner and operator of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. We also have a management agreement to manage the second integrated resort at the Ho Tram Strip through the year 2058, with a potential 20-year extension.

We operate casino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. In addition, we operate one racetrack. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestic and foreign, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three years ended December 31, 2011, 2010 and 2009. As discussed in Note 13 to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 13 to our Consolidated Financial Statements for more information regarding our segment information and a reconciliation of Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the year ended December 31,
	2011	2010	2009
		(in millions)
Revenues:
L’Auberge Lake Charles	$375.4	$342.0	$339.0
St. Louis (a)	382.0	337.1	219.0
Boomtown New Orleans	133.6	139.1	137.7
Belterra Casino Resort	154.8	152.1	161.9
Boomtown Bossier City	85.0	87.9	90.9
River Downs	10.3	—	—
Other	0.1	0.4	0.1
Total revenues	$1,141.2	$1,058.6	$948.6

Operating income	$128.6	$52.2	$3.4

Adjusted EBITDA (b):
L’Auberge Lake Charles	$103.9	$92.9	$79.2
St. Louis (a)	86.5	62.3	42.0
Boomtown New Orleans	44.9	43.9	37.6
Belterra Casino Resort	28.6	30.0	26.5
Boomtown Bossier City	18.8	20.2	19.2
River Downs	(2.2)	—	—
	280.5	249.3	204.5
Corporate expenses	(28.4)	(35.7)	(41.3)
Consolidated Adjusted EBITDA (b)	$252.1	$213.6	$163.2
Other income (expense):
Depreciation and amortization	$(103.9)	$(109.7)	$(95.4)
Pre-opening and development costs	(8.8)	(13.6)	(16.6)
Non-cash share-based compensation	(6.6)	(6.1)	(13.5)
Impairment of indefinite-lived intangible assets	—	(11.5)	—
Impairment of land and development costs	—	(23.7)	(24.1)
Impairment of buildings, riverboats and equipment	—	(0.4)	(9.1)
Write-downs, reserves and recoveries, net	(4.2)	3.7	(1.2)
Interest expense, net of capitalized interest	(95.7)	(103.1)	(70.3)
Gain on sale of equity securities	—	—	12.9
Loss from equity method investment	(0.6)	—	—
Loss on early extinguishment of debt	(0.2)	(1.9)	(9.5)
Other non-operating income	0.4	0.2	0.2
Income tax benefit (expense)	(2.3)	11.7	0.3
Income (loss) from continuing operations	$30.2	$(40.8)	$(63.1)

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)
We define Consolidated Adjusted EBITDA as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense, income (loss) from equity method investments, loss on early extinguishment of debt, loss on sale of discontinued operations, discontinued operations and income taxes. We define Adjusted EBITDA for each segment as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense and income taxes. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately; as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Each segment’s contribution to the operating results was as follows:
L’Auberge Lake Charles

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Gaming revenues	$330.0	$301.4	$298.6	9.5%	0.9%
Total revenues	375.4	342.0	339.0	9.8%	0.9%
Operating income	84.2	67.2	50.0	25.3%	34.4%
Adjusted EBITDA	103.9	92.9	79.2	11.8%	17.3%

L'Auberge Lake Charles, our largest property, saw a significant increase in revenues and Adjusted EBTIDA in 2011 as compared to the prior-year period, as a result of the growth of the Lake Charles gaming market, the evolution of our marketing programs and a continued focus on the efficiency of the operation and proper utilization of assets. The re-launch of our mychoice customer loyalty program in April 2011 contributed to our strong results and is achieving our goal of driving profitable revenue growth. Operating efficiencies have been achieved through consolidating tasks through a shared services arrangement across our Louisiana properties.

L'Auberge Lake Charles achieved meaningful increases to Adjusted EBITDA despite static revenues for the year ended December 31, 2010 as compared to the year ended December 31, 2009. This reflects the initial benefits of a heightened focus on operating efficiencies and effective marketing spend.

St. Louis

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Gaming revenues	$327.7	$285.9	$179.2	14.6%	59.5%
Total revenues	382.0	337.1	219.0	13.3%	53.9%
Operating income (loss)	30.6	(2.1)	5.1	NM	NM
Adjusted EBITDA	86.5	62.3	42.0	38.8%	48.3%
NM — Not Meaningful

The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The increase in revenues in 2011 is due to the continued ramp-up of River City, which opened in March 2010. Our combined monthly market share for our St. Louis properties increased over the prior-year period, reflecting the improvements in operations for River City. Adjusted EBITDA reflects the benefits of a heightened focus on operating efficiencies primarily realized through our shared services arrangement in this market. In April 2011, we relaunched our mychoice customer loyalty program, which contributed to the strong results by increasing customer spend and driving profitable revenue growth.
Significant revenue and Adjusted EBITDA growth in 2010, as compared to 2009, was due to the opening of River City Casino, which generated positive Adjusted EBITDA in its first year of operations. Consistent with most property openings, River City experienced higher operating expenses in its first year of operations than are expected in the long-term.

Boomtown New Orleans

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Gaming revenues	$128.5	$133.4	$131.8	(3.7)%	1.2%
Total revenues	133.6	139.1	137.7	(4.0)%	1.0%
Operating income	38.2	36.3	29.9	5.2%	21.4%
Adjusted EBITDA	44.9	43.9	37.6	2.3%	16.8%

Revenues and Adjusted EBITDA for Boomtown New Orleans were negatively impacted during 2011 due to the property's closure for several days over Labor Day weekend due to Tropical Storm Lee and subsequent flooding disruption. In addition, the 2010 period was positively impacted by elevated local economic conditions created by an oil spill cleanup and recovery efforts late last year. Despite these changes, Boomtown New Orleans' saw Adjusted EBITDA increase due to improved operational efficiencies. In 2012, we expect to settle an outstanding claim related to the construction of the nearby flood wall and receive proceeds of approximately $3.5 million.

The 2010 results increased significantly versus the prior-year period despite modest revenue growth as the result of a heightened focus on operating efficiencies, as well as improved marketing programs.

Belterra Casino Resort

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Gaming revenues	$132.1	$129.8	$139.5	1.8%	(7.0)%
Total revenues	154.8	152.1	161.9	1.8%	(6.1)%
Operating income	15.7	15.6	12.7	0.6%	22.8%
Adjusted EBITDA	28.6	30.0	26.5	(4.7)%	13.2%

During 2011, revenues and Adjusted EBITDA were consistent with the prior-year period despite difficulties resulting from soft general economic conditions. Adjusted EBITDA for Belterra Casino was negatively impacted during 2011 by increased marketing expenses, as well as increased medical expenses.

Belterra achieved meaningful increases to Adjusted EBITDA despite lower revenues for the year ended December 31, 2010 as compared to the prior-year period. This reflects the benefits of cost cutting, a focus on operating improvements and more focused marketing efforts. In addition, Belterra's Adjusted EBITDA for 2010 included a one-time benefit of $0.8 million due to the resolution of a tax matter. Revenues have declined due to soft general economic conditions, increased competition in the market area, as well as heavy snowfall during both the first and fourth quarters of 2010.

Boomtown Bossier City

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Gaming revenues	$79.3	$82.4	$85.7	(3.8)%	(3.9)%
Total revenues	85.0	87.9	90.9	(3.3)%	(3.3)%
Operating income	12.8	13.8	12.6	(7.2)%	9.5%
Adjusted EBITDA	18.8	20.2	19.2	(6.9)%	5.2%

Boomtown Bossier City revenues and Adjusted EBITDA declined in 2011 at a slower pace than the overall Bossier City/Shreveport gaming market, which has been negatively impacted by expanded Native American gaming facilities in Oklahoma, many of which are located closer to the Dallas/Fort Worth, Texas feeder market. Revenue increases in this market have been difficult to achieve in recent years due to the state of competition and regional economic conditions. We have attempted to offset the additional competition through a refinement of the property's marketing efforts and certain cost-cutting measures related to non-value added processes that do not impact the guest experience.

Boomtown Bossier City improved Adjusted EBITDA for the year ended December 31, 2010 compared to the 2009 period despite the competitive Bossier City/Shreveport gaming market, through cost-cutting measures.

River Downs

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Gaming revenues	$—	$—	$—	NM	NM
Total revenues	10.3	—	—	NM	NM
Operating income	(2.9)	—	—	NM	NM
Adjusted EBITDA	(2.2)	—	—	NM	NM
NM — Not Meaningful

In January 2011, we completed the purchase of River Downs racetrack, located in Cincinnati, Ohio for approximately $45.2 million. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility. In June 2011, the Governor of Ohio announced that it is his intention that each of Ohio's racetrack owners be permitted to apply for a 10-year license to operate a video lottery terminal facility. If video lottery terminals are ultimately approved for use at Ohio's racetracks and become operational, we plan to move quickly to revitalize River Downs and develop a new gaming, racing and entertainment destination facility for the Cincinnati, Ohio market.

Other factors affecting income (loss) from continuing operations

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Other benefits (costs):
Corporate expenses	$(28.4)	$(35.7)	$(41.3)	(20.4)%	(13.6)%
Depreciation and amortization expense	(103.9)	(109.7)	(95.4)	(5.3)%	15.0%
Pre-opening and development costs	(8.8)	(13.6)	(16.6)	(35.3)%	(18.1)%
Non-cash share-based compensation	(6.6)	(6.1)	(13.5)	8.2%	(54.8)%
Impairment of indefinite-lived intangible assets	—	(11.5)	—	NM	NM
Impairment of land and development costs	—	(23.7)	(24.1)	NM	(1.7)%
Impairment of buildings, riverboats and equipment	—	(0.4)	(9.1)	NM	(95.6)%
Write-downs, reserves and recoveries, net	(4.2)	3.7	(1.2)	(213.5)%	NM
Other non-operating income	0.4	0.2	0.2	100.0%	NM
Interest expense, net of capitalized interest	(95.7)	(103.1)	(70.3)	(7.2)%	46.7%
Gain on sale of equity securities	—	—	12.9	NM	NM
Loss from equity method investment	(0.6)	—	—	NM	NM
Loss on early extinguishment of debt	(0.2)	(1.9)	(9.5)	(89.5)%	(80.0)%
Income tax benefit (expense)	(2.3)	11.7	0.3	(119.7)%	NM
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses decreased during 2011 compared to 2010 due to reduced headcount, the elimination of our aviation department upon the sale of our corporate jet in April 2010, the consolidation of all corporate offices to one location and a focus on cost-cutting measures.
Depreciation and amortization expense decreased during 2011 compared to 2010 due to the maturation of our property assets. Depreciation and amortization increased in 2010 compared to 2009 due to the opening of River City Casino.
Pre-opening and development costs for the fiscal years ended December 31, 2011, 2010 and 2009 consist of the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
River City	$0.2	$9.9	$8.0
L'Auberge Baton Rouge	4.3	1.2	5.8
Sugarcane Bay	0.3	1.5	2.0
Other	4.0	1.0	0.8
Total pre-opening and development costs	$8.8	$13.6	$16.6

Non-cash share-based compensation consists of the following:

	For the year ended December 31,
	2010	2009	2008
	(in millions)
Non-cash share-based compensation expense	$6.6	$6.1	$13.5

Non-cash share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. The number of options granted under our equity incentive compensation plans was 1,406,108 in 2011, 2,356,100 in 2010, and 559,800 in 2009. The expense recognition in 2009 was inflated by the acceleration and cancellation of options in connection with the resignation of our former Chief Executive Officer during the fourth quarter of 2009, as well as the acceleration of vesting of stock options held by our board members during the second quarter of 2009, resulting in no ongoing expense for these options.
Impairment of indefinite-lived intangible assets. Indefinite-lived intangible assets include gaming licenses and are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We recorded no impairments during the years ended December 31, 2011 or December 31, 2009 for continuing operations. As a result of the cancellation of our planned Sugarcane Bay project in Lake Charles, Louisiana, we surrendered the related gaming license to the Louisiana Gaming Control Board in April 2010. In connection with this decision, we fully impaired our gaming license by $11.5 million during the year ended December 31, 2010.
Impairment of land and development costs. We review our long-term assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2011, we incurred no impairment charges related to land and development costs from continuing operations.

During the year ended December 31, 2010, we recorded impairment charges totaling $23.7 million, related to our Sugarcane Bay and Baton Rouge projects. In April 2010, we canceled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges of $19.1 million, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. In September 2010, we expanded the scope and budget for our casino and hotel development currently under construction in Baton Rouge, Louisiana, and as a result, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million.

During 2009, we recorded impairment charges totaling $24.1 million, primarily related to our Sugarcane Bay and Baton Rouge projects. The location, size, amenities, and other items of our Sugarcane Bay project were reduced in scope, which resulted in an impairment charge of $20.9 million. The orientation and structure of the Baton Rouge hotel were changed in 2009, resulting in an impairment charge of $0.7 million of previously capitalized design costs. In addition, we impaired certain land holdings and other development costs for a total charge of $2.5 million.

Impairment of buildings, riverboats and equipment. We review our long-term assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2011, we incurred no impairment charges related to buildings, riverboats and equipment used in continuing operations.
During 2010, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business totaling $0.4 million.
During the fourth quarter of 2009, we listed our corporate jet for sale. We incurred an impairment charge of $8.7 million as the carrying amount exceeded the fair value. In addition, we also incurred impairment charges related to the value of obsolete gaming equipment in the normal course of business.
Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Loss on disposal of assets, net	$3.4	$2.6	$1.2
Impairment of assets	0.4	0.2	—
Legal settlement expense (recoveries)	0.4	(6.5)	—
Write-downs, reserves and recoveries, net	$4.2	$(3.7)	$1.2
Loss on disposal of assets, net: In October 2011, we entered into an agreement with the Port of Lake Charles whereby we exchanged land parcels and will also receive $2.5 million of rent credits on our L'Auberge Lake Charles lease payments. We recorded an overall gain of $3.2 million related to this agreement. In April 2011, we recorded a loss of $5.7 million equal to the carrying value of land donated to the City of Lake Charles. In addition, we realized a gain on the sale of a warehouse and the sale of unused houses. The remainder of the loss on disposal of assets for 2011 relates to the disposal of slot machines and other equipment in the normal course of business. During 2010, we sold our corporate jet, two seaplanes, a warehouse, and disposed of various slot equipment at our properties for a net loss of $2.6 million. During 2009, we sold and disposed of slot machines and equipment at our properties for a loss of $1.2 million.

Impairment of assets: In 2011, we incurred an impairment charge related to previously capitalized costs associated with projects that will not be pursued. In 2010, we recorded an impairment charge of $0.2 million related to sales tax incremental bonds. In April 2010, we purchased $5.3 million face amount of these bonds for $5.0 million. In 2011, there were no events or circumstances that indicated that the carrying value may not be recoverable.
Legal settlement expense (recoveries): In 2011, we paid $0.4 million in regards to a legal settlement. In 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Other non-operating income consists primarily of interest income, which has increased slightly during the year ended December 31, 2011 compared to the prior-year period as a result of different investment strategies. We utilize conservative investment options, resulting in low levels of interest income relative to surplus cash.
Interest expense, net of capitalized interest was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Interest expense before capitalization of interest	$106.0	$107.1	$84.0
Less capitalized interest	(10.3)	(4.0)	(13.7)
Interest expense, net of capitalized interest	$95.7	$103.1	$70.3
Capitalized interest increased in 2011 as compared to 2010 due to our Baton Rouge project and our investment in ACDL. We began capitalizing interest on our Baton Rouge project during the fourth quarter of 2010. In addition, we have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens phase one of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest. The decrease in capitalized interest in 2010 as compared to 2009 was due to the opening of our River City Casino in March 2010.
Gain on sale of equity securities. During 2009, we sold all 1.2 million shares of common stock that we held in Ameristar Casinos, Inc. for cash proceeds of $23.7 million and realized a gain of $12.9 million.
Loss on equity method investment. We have invested $95.0 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the year ended December 31, 2011, our proportional share of ACDL's losses totaled $0.6 million, which under our accounting policy reflects the loss of ACDL on a one quarter lag.
Loss on early extinguishment of debt. During 2011, we made open market purchases, at par and from cash on hand, of $10.0 million of our outstanding 7.50% senior subordinated notes due 2015. The notes have been extinguished from an accounting perspective, although they remain outstanding from a legal perspective, since they are held by a subsidiary considered unrestricted under our credit facility and indentures. We do not intend to re-sell these notes. We recorded a $0.2 million loss on early extinguishment of debt, related to the ratable write-off of unamortized deferred financing fees and original debt issuance discounts.
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
Income taxes. Our income tax expense for continuing operations was $2.3 million for the year ended December 31, 2011 compared to an income tax benefit of $11.7 million the prior year period. For 2011 and 2010, the effective tax rates were 7.2% and (22.3)%, respectively. Our effective tax rate is lower than the expected statutory tax rate primarily as a result of the tax impact of our valuation allowances.
During 2011, the Louisiana Department of Revenue completed its examination of our state income tax returns for the years ended December 31, 2007, 2008, and 2009 with no adjustment. Our appeal of the proposed assessment issued by Indiana upon examination of our income tax returns for the years 2005 to 2007 is still pending resolution as of December 31, 2011. In addition, the statute of limitations for making an assessment expired for certain prior-year state income tax return. As a result, we reevaluated our unrecognized tax benefits (“UTBs”) and recognized a net $0.5 million of previous UTBs in the current period. These UTBs affected our effective tax rate of 7.2% for the year ended December 31, 2011.
Due to net operating loss carryforwards, we do not have any current income tax liability except for certain state and local tax jurisdictions. We accrued an estimated $4.0 million current income tax liability for these jurisdictions in 2011.

Discontinued operations. Discontinued operations as of December 31, 2011 consist of our Boomtown Reno operations, our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations, which is expected to close in 2012. The estimated proceeds from the transaction are expected to be approximately $12.9 million, with the potential for an additional $3.8 million if an option granted to the buyer is exercised to purchase 100% of our membership interest in PNK (Reno), LLC and additional land adjacent to Boomtown Reno. We will operate Boomtown Reno until the transaction closes, which is expected to be in 2012. In addition, we are currently marketing the additional excess land adjacent to our property as for sale. We have reflected the business as discontinued operations and the related assets and liabilities as held for sale. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. As the carrying value of Boomtown Reno exceeded the fair value, less cost to sell, we recognized an impairment charge of $11.9 million during 2011.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. Since that time, we have actively marketed our operations; however, events and circumstances beyond our control have extended the period to complete the sale of these operations beyond one year. We have continued to reflect the business as discontinued operations and the related assets and liabilities as held for sale.

During the second quarter of 2011, we determined a triggering event had occurred due to the extended time frame in which our operation has been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority investments, and recorded impairment charges of $4.9 million and $9.4 million, respectively.

In the fourth quarter of 2011, we settled our litigation related to the Madison House, and settled all obligations under the existing lease. In addition, in December 2011, we reached a settlement on property tax appeals with the City of Atlantic City. As part of the settlement, the assessed value of our land in Atlantic City has been reduced on a go forward basis and we were awarded a property tax refund of $8.2 million, for which we recorded a gain and an associated receivable as of December 31, 2011. We collected the refund in February 2012.

President Casino: We closed the President Casino on June 24, 2010, and, in October 2010, we sold the Admiral Riverboat, on which the President Casino formerly operated. Other than minimal costs associated with former employee obligations, we expect no continuing costs from this operation.

Casino Magic Argentina: In June 2010, we completed the sale of our Argentina operations for approximately $40.0 million and recognized a loss on disposal of approximately $0.2 million. We expect no material continuing costs from this operation.

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

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. In February 2011, we completed the sale of the final asset, resulting in a gain of $0.1 million. We expect no continuing costs from this operation.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we held $78.6 million of cash and cash equivalents, not including $6.5 million of restricted cash. We estimate that approximately $65.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. In addition,we have a deposit in escrow with the Louisiana Gaming Control Board of $25.0 million related to the construction of our Baton Rouge project, which is held in "Other Assets, net" on the Consolidated Balance Sheets. In August 2011, we entered into a $410 million amended and restated credit facility ("Credit Facility"), which matures in August 2016. As of December 31, 2011, there was outstanding $56.0 million in borrowings and $11.1 million was committed under various letters of credit under the Credit Facility. We anticipate drawing on the Credit Facility in the future to fund development and expansion projects and other general corporate needs.
We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in the Credit Facility and the indentures governing our senior subordinated notes and senior notes.

	For the year ended December 31,			% Increase/(Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(in millions)
Net cash provided by operating activities	$131.8	$88.7	$120.2	48.6%	(26.2)%
Net cash used in investing activities	$(293.4)	$(130.7)	$(202.4)	124.5%	(35.4)%
Net cash providing by financing activities	$46.5	$108.2	$96.6	(57.0)%	12.0%
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2011 increased as compared to the prior-year period. This increase is due to improved operating results, which include a full year of operations of our River City property. Our decrease in cash provided by operating activities in 2010 from 2009 is primarily due to slightly weaker operating results and cash payments for previously accrued accounts payable related to the opening of River City.
Investing Cash Flow
The following is a summary of our capital expenditures for the years ended December 31, 2011, 2010 and 2009 by property or development project. This excludes our investments of approximately $45.2 million to purchase River Downs, and $95.0 million to purchase a 26% equity interest in ACDL, both of which are discussed in further detail below this table.

	For the year ended December 31,
	2011	2010	2009
	(in millions)
L'Auberge Baton Rouge	$96.9	$32.0	$2.1
L’Auberge Lake Charles	20.0	10.7	5.4
Lumière Place	9.3	3.5	9.7
River City	4.5	74.4	169.2
Boomtown New Orleans	4.9	3.4	5.7
Belterra Casino Resort	3.2	8.6	7.0
Boomtown Bossier City	2.9	3.5	4.2
Sugarcane Bay (a)	0.3	15.8	14.3
River Downs	0.1	—	—
Other	11.4	5.6	8.8
Total capital expenditures	$153.5	$157.5	$226.4

(a)This project was canceled in April 2010.

In 2011 and for the next few years, our material capital expenditures include the following:

•
We are in the process of constructing L'Auberge Baton Rouge in Baton Rouge, Louisiana. As of December 31, 2011, we have spent approximately $155.5 million of the total budget of approximately $368 million, excluding land costs and capitalized interest. Due to construction disruption and previously unanticipated site preparation work, the construction budget has increased approximately 3.0% from the prior budget of $357 million. We expect L'Auberge Baton Rouge to open by Labor Day 2012.

•
In connection with our River City project, we entered into a lease and development agreement with the St. Louis County Port Authority. Pursuant to the terms of the lease and development agreement, the project is to be developed in two phases. We are required to invest $375 million in the first phase, which we have completed, and $75 million in the second phase. The second phase must be completed by October 31, 2013. In September 2011, we announced a planned $82 million expansion of River City to add a 200-guestroom hotel, a multi-purpose event center and a covered parking structure. Construction on the expansion project is scheduled to begin in the first quarter of 2012, with an expected completion in the second half of 2013.

•
In connection with our Lumière Place project, we have a redevelopment agreement with the City of St. Louis, which, among other things, commits us to oversee the investment of $50 million in residential housing, retail or mixed use developments in the City of St. Louis within five years after the opening of the casino and hotel. The total cost of such projects must be at least $50 million; however, our investment in such projects can be substantially less, as such projects may be developed in partnership with others. If we and our development partners collectively fail to invest $50 million in residential housing, retail or mixed use developments, within five years after the opening of the casino and hotel, we would be obligated to pay a fee of $1.0 million in the first year, and $2.0 million annually thereafter, adjusted by the change in the consumer price index. To date, we have invested or committed in partnership with other parties certain projects that provide us with approximately $13 million of credit towards investments under the redevelopment agreement.

•
In January 2011, we completed the purchase of all of the assets of River Downs racetrack in Cincinnati, Ohio for approximately $45.2 million. The Ohio Lottery Commission recently adopted emergency rules authorizing the application process and setting forth the requirements and procedures for licensing video lottery terminal operators at Ohio racetracks. We are currently devising a master plan to re-develop River Downs into a premier gaming, racing and entertainment destination facility catering to the Cincinnati and surrounding markets. At this time, management does not have a scope, budget or timetable for completing such facilities.

•
In August 2011, we purchased a 26% equity interest in Asian Coast Development, Ltd ("ACDL") for a total purchase price of $95 million. ACDL is the owner and operator of the Ho Tram Strip beachfront complex of destination integrated resorts and residential development located approximately 80 miles southeast of Ho Chi Minh City in southern Vietnam. Upon closing this transaction, we also entered into a management agreement through 2058 (with the potential for a 20-year extension) for the second integrated resort of the multi-phase Ho Tram Strip project, Vietnam's first destination integrated resort and gaming complex. The first phase of the Ho Tram Strip, MGM Grand Ho Tram, is expected to open to the public in 2013.

•
We intend to invest approximately $50 million to $70 million on capital expenditures on existing properties and corporate initiatives in 2012. The total spend is dependent upon the evaluation and pursuit of hotel room remodeling programs and the renovation of certain food and beverage outlets company-wide.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments, fund the development of our Baton Rouge project, and explore other growth opportunities. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our on-going projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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
Financing Cash Flow
Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility"). We increased the revolving credit commitment to $410 million from $375 million, and extended the maturity from March 2014 to August 2016. As of December 31, 2011, we had $56 million outstanding borrowings and had $11.1 million committed under various letters of credit under our Credit Facility.

The Credit Facility permits us, in the future, to increase the commitments under the Credit Facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase, so long as we are in pro-forma compliance with the Credit Facility's financial and other covenants, including a consolidated senior secured debt ratio and a consolidated total leverage ratio.

The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of L'Auberge Baton Rouge and River Downs.

The Credit Facility matures on August 2, 2016. The date will be accelerated to December 15, 2014 if any portion of our 7.50% senior subordinated notes due 2015 ("7.50% Notes") are outstanding on December 15, 2014. Currently, $385 million of aggregate principal amount of our 7.50% Notes are outstanding. The Credit Facility does not have any debt repayment obligations prior to maturity. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to our right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility, and reduced for cash flow applied to permitted capital spending). We do not believe such payments will be required in the next few years. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

The interest rate margins for revolving credit loans under the Credit Facility depend on our performance, measured by a consolidated total leverage ratio, which, in general, is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA, as defined in the Credit Facility. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 3.50% or at a base rate plus a margin ranging from 0.25% to 2.00%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2011, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 7.25 to 1.00; (2) minimum consolidated interest coverage ratio of 1.50 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of December 31, 2011, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries that own approximately $15.0 million in cash and cash equivalents as of December 31, 2011, our subsidiary that holds our investment in ACDL, our subsidiary that holds $10.0 million in 7.50% Notes, our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

The Credit Facility provides for customary events of default with corresponding grace periods, in most cases, including payment defaults, cross defaults with certain other indebtedness to third parties, breaches of covenants and bankruptcy events.

In the case of a continuing default, the lenders may, among other remedies, accelerate payment of all obligations due from the borrowers to the lenders, charge the borrowers a default rate of interest on all then-outstanding or thereafter incurred obligations, and terminate the lenders' commitments to make any further loans or issue any further letters of credit. In the event of certain defaults, the commitments of the lenders will be automatically terminated and all outstanding obligations of the borrowers will automatically become due. In addition, the lenders may take possession of, and enforce the borrowers' rights with respect to, the borrowers' collateral, including selling the collateral.
Senior and Senior Subordinated Indebtedness

As of December 31, 2011, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $385 million aggregate principal amount of 7.50% Notes and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”). During the third quarter of 2011, we made open market purchases at par and from cash on hand, of $10.0 million of our outstanding 7.50% Notes, which are held by our wholly-owned unrestricted subsidiary. These notes have been extinguished from an accounting perspective, although they remain outstanding from a legal perspective. We do not intend to re-sell these notes.

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of December 31, 2011.

The 7.50% Notes became callable at a premium over their face amount on June 15, 2011. The 8.625% Notes and 8.75% Notes become callable at a premium over their face amount on August 1, 2013 and May 15, 2015, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2011:

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-term debt obligations (a)	$1,824.9	$99.3	$195.5	$584.1	$946.0	$—
Operating lease obligations (b)	535.7	8.7	17.1	16.2	493.7	—
Purchase obligations: (c)
Construction contractual obligations (d)	214.5	125.1	89.4	—	—	—
Other (e)	32.7	18.5	13.6	0.6	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (f)	11.0	7.1	—	—	—	3.9
Total	$2,618.8	$258.7	$315.6	$600.9	$1,439.7	$3.9

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2011.

(b)
For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding.

(d)
Includes obligations under our construction projects, including Baton Rouge, as well as the remaining $75.0 million in phase two under our lease and development agreement with the St. Louis County Port Authority, which must be completed within three years after the opening of River City on March 4, 2010. In September 2011, we announced a planned $82 million expansion of River City to add a 200-guestroom hotel, a multi-purpose event center and a covered parking structure. Construction on the expansion project is scheduled to begin in the first quarter of 2012, with an expected completion in the second half of 2013.

(e)	Includes open purchase orders, employment agreements, deferred bonus obligations and the estimated withdrawal liability associated with a union-sponsored multi-employer pension benefit plan.

(f)
Includes executive deferred compensation, director’s post-retirement plan and uncertain tax position payments. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2011, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. Excluded commitments include the remaining portion of the $50 million commitment for residential housing, retail, or mixed-use development stipulated by our City of St. Louis redevelopment agreement, which must be completed within five years after the opening of the Lumière Place casino and hotel; and the funding, in certain circumstances, of an additional $5.0 million into an indemnification trust we created in 2005.

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
We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:
Land, buildings, riverboats, equipment and other long-lived assets: We have a significant investment in long-lived property and equipment, which represents approximately 78% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affect the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.
We review the carrying value of our property and equipment used in our operations whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset.
There are three generally accepted approaches available in developing an opinion of value, the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item, the sales comparison approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites, and the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall fair valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.
During the year ended December 31, 2011, we recorded impairment charges of $26.2 million related to our Boomtown Reno and Atlantic City operations, which are included in discontinued operations. For further details regarding impairments related to our discontinued operations, see Note 8, Discontinued Operations, to the Consolidated Financial Statements. For further detail regarding impairments of land, buildings, riverboats and equipment, see Note 2, Land, Buildings, Riverboats and Equipment, to the Consolidated Financial Statements.

Valuation of Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets include gaming licenses, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value may not be recoverable. If the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets. Significant estimates include, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, and changes in estimates or the application of alternative assumptions produce significantly different results. During the year ended December 31, 2011, we recorded no impairments to indefinite-lived intangible assets.

Self-insurance Reserves: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Self-insurance reserves include accruals of estimated settlements for known claims, (“Case Reserves”), as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case Reserves represent estimated liability for unpaid loss, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims, such as legal fees. We estimate Case Reserves and LAE on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR includes the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

Key variables and assumptions include (but are not limited to) loss development factors, trend factors and the expected loss rates/ratios used. These loss development factors and trend factors are developed using our actual historical losses. It is possible that reasonable alternative selections would produce materially different reserve estimates. We believe the estimates of future liability are reasonable based upon this methodology; however, changes in key variables and assumptions, or generally in health care costs, accident frequency and severity could materially affect the estimate for these reserves.
Income Tax Assets and Liabilities: We utilize estimates related to cash flow projections for the realization of deferred income tax assets. The estimates are based upon recent operating results and budgets for future operating results. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment.
We assess tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any current or deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the time until expected payment.
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
Goodwill: We perform an annual review for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability.
Goodwill must be tested using a two-step impairment test. However, new guidance, we adopted early in the current year, now allows us to assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. There were no impairments to goodwill for the year ended December 31, 2011.
Share-based Compensation: Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at the grant date requires judgment; including estimating the expected term of the relevant share-based awards and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. Any changes in these highly subjective assumptions may significantly impact the stock-based compensation expense for the future.
Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at certain of our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machine or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, trip to Las Vegas, cruise or airfare reimbursement. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of these estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results.
Equity Method Investments: We apply equity method accounting for investments in the stock of corporations when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings. During the year ended December 31, 2011, we invested in Asian Coast Development, Ltd. ("ACDL"), which investment will be accounted for as an equity method investment. Because the financial statements of ACDL are not available in time to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one quarter lag.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

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

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total of other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholder's equity. The amendments in this new guidance do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011 with retrospective application. We intend to adopt this guidance for the quarterly period ended March 31, 2012. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued authoritative guidance regarding annual goodwill impairment tests. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this guidance during the fourth quarter of 2011, and the adoption did not have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued authoritative guidance regarding disclosures about an employer's participation in a multiemployer plan. This amendment requires additional disclosures regarding the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer's participation in the plan. This guidance is effective for annual periods ending after December 15, 2011. We adopted this guidance, and the adoption did not have a material impact on our Consolidated Financial Statements.
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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. Under our Credit Facility, any borrowings outstanding accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.5% as of December 31, 2011. As of December 31, 2011, we had $56 million outstanding under the credit facility, and $11.1 million committed under various letters of credit. As of December 31, 2011, if LIBOR rates were to increase or decrease by one percentage point, our interest expense would increase or decrease by approximately $0.6 million, assuming constant debt levels and constant leverage under our credit agreement covenants.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2011. At December 31, 2011, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$56,000	$—	$56,000	$55,440
Rate	2.80%	2.80%	2.80%	2.80%	2.80%	2.80%	2.80%
7.50% Notes (a)	$—	$—	$—	$375,000	$—	$—	$375,000	$369,375
Fixed rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
8.625% Notes	$—	$—	$—	$—	$—	$450,000	$450,000	$475,875
Fixed rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$342,125
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$111	$115	$120	$124	$129	$54	$653	$653
Avg. Interest rate	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%

(a)
Does not include $10.0 million in principal amount of our 7.50% Notes that we purchased in the open market in 2011. The notes have been extinguished from an accounting perspective, although they remain outstanding from a legal perspective, and are held by a subsidiary considered unrestricted under our Credit Facility and our bond indentures. We do not intend to re-sell the notes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2012

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2011	2010	2009
Revenues:
Gaming	$997,613	$932,894	$834,857
Food and beverage	69,383	64,414	55,152
Lodging	37,993	36,322	34,562
Retail, entertainment and other	36,209	24,938	24,055
Total revenues	1,141,198	1,058,568	948,626
Expenses and other costs:
Gaming	563,889	530,841	497,530
Food and beverage	69,646	65,286	53,789
Lodging	20,982	21,668	22,184
Retail, entertainment and other	21,099	10,762	10,830
General and administrative	220,129	222,605	214,543
Depreciation and amortization	103,863	109,745	95,376
Pre-opening and development costs	8,817	13,649	16,608
Impairment of indefinite-lived intangible assets	—	11,500	—
Impairment of land and development costs	—	23,662	24,093
Impairment of buildings, riverboats and equipment	—	366	9,095
Write-downs, reserves and recoveries, net	4,163	(3,701)	1,211
Total expenses and other costs	1,012,588	1,006,383	945,259
Operating income	128,610	52,185	3,367
Interest expense, net of capitalized interest	(95,705)	(103,093)	(70,327)
Gain on sale of equity securities	—	—	12,914
Loss on early extinguishment of debt	(183)	(1,852)	(9,467)
Loss from equity method investment	(588)	—	—
Other non-operating income	397	226	178
Income (loss) from continuing operations before income taxes	32,531	(52,534)	(63,335)
Income tax benefit (expense)	(2,335)	11,693	284
Income (loss) from continuing operations	30,196	(40,841)	(63,051)
Income (loss) from discontinued operations, net of income taxes	(32,735)	17,422	(195,251)
Net loss	$(2,539)	$(23,419)	$(258,302)
Net loss per common share—basic
Income (loss) from continuing operations	$0.49	$(0.67)	$(1.05)
Income (loss) from discontinued operations, net of income taxes	(0.53)	0.29	(3.25)
Net loss per common share—basic	$(0.04)	$(0.38)	$(4.30)
Net loss per common share—diluted
Income (loss) from continuing operations	$0.48	$(0.67)	$(1.05)
Income (loss) from discontinued operations, net of income taxes	(0.52)	0.29	(3.25)
Net loss per common share—diluted	$(0.04)	$(0.38)	$(4.30)
Number of shares—basic	61,989	60,872	60,056
Number of shares—diluted	62,467	60,872	60,056
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$78,597	$194,925
Accounts receivable, net of allowance for doubtful accounts of $4,718 and $2,777	19,565	18,638
Inventories	7,083	6,364
Prepaid expenses and other assets	11,758	16,484
Assets of discontinued operations held for sale	73,871	97,071
Total current assets	190,874	333,482
Restricted cash	6,451	6,452
Land, buildings, riverboats and equipment
Land and land improvements	234,574	236,680
Buildings, riverboats and improvements	1,263,054	1,243,085
Furniture, fixtures and equipment	453,701	435,645
Construction in progress	173,303	46,910
Land, building, riverboats and equipment, gross	2,124,632	1,962,320
Less: accumulated depreciation	(609,603)	(522,799)
Land, building, riverboats and equipment, net	1,515,029	1,439,521
Goodwill	52,562	16,742
Equity method investment	97,795	—
Intangible assets, net	18,516	18,516
Other assets, net	69,392	69,081
Total assets	$1,950,619	$1,883,794
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,135	$27,469
Accrued interest	21,270	21,290
Accrued compensation	39,801	47,164
Accrued taxes	18,769	17,360
Other accrued liabilities	50,544	50,452
Deferred income taxes	2,426	3,287
Current portion of long-term debt	111	95
Liabilities of discontinued operations held for sale	2,923	6,928
Total current liabilities	181,979	174,045
Long-term debt less current portion	1,223,874	1,176,622
Other long-term liabilities	21,944	22,204
Deferred income taxes	3,430	3,553
Total liabilities	1,431,227	1,376,424
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 62,143,572 and 61,592,135 shares outstanding, net of treasury shares	6,416	6,360
Additional paid-in capital	1,043,358	1,032,548
Retained deficit	(510,374)	(511,798)
Accumulated other comprehensive income	82	350
Treasury stock, at cost, for both periods 2,008,986 of treasury shares	(20,090)	(20,090)
Total stockholders’ equity	519,392	507,370
Total liabilities and stockholders' equity	$1,950,619	$1,883,794
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2009	$6,199	$999,419	$(230,077)	$(16,105)	$(20,090)	$739,346
Net loss	—	—	(258,302)	—	—	(258,302)
Foreign currency translation loss	—	—	—	(2,294)	—	(2,294)
Post-retirement benefit obligations	—	336	—	835	—	1,171
Total comprehensive loss						(259,425)
Share-based compensation	—	13,934	—	—	—	13,934
Common stock option exercises	10	544	—	—	—	554
Balance as of December 31, 2009	$6,209	$1,014,233	$(488,379)	$(17,564)	$(20,090)	$494,409
Net loss	—	—	(23,419)	—	—	(23,419)
Foreign currency translation loss	—	—	—	17,079	—	17,079
Post-retirement benefit obligations	—	226	—	835	—	1,061
Total comprehensive loss						(5,279)
Share-based compensation	—	6,306	—	—	—	6,306
Common stock option exercises	139	10,715	—	—	—	10,854
Common stock issuance	12	1,068	—	—	—	1,080
Balance as of December 31, 2010	$6,360	$1,032,548	(511,798)	$350	$(20,090)	$507,370
Net loss	—	—	(2,539)	—	—	(2,539)
Post-retirement benefit obligations	—	135	—	(268)	—	(133)
Total comprehensive loss						(2,672)
Adoption of jackpot liability guidance (Note 1)	—	—	3,963	—	—	3,963
Share-based compensation	—	6,700	—	—	—	6,700
Common stock option exercises	50	3,668	—	—	—	3,718
Common stock issuance	6	307	—	—	—	313
Balance as of December 31, 2011	$6,416	$1,043,358	$(510,374)	$82	$(20,090)	$519,392
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,539)	$(23,419)	$(258,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	105,499	114,083	105,157
Loss (gain) on disposal of assets	2,892	(992)	1,735
Loss from equity method investment	588	—	—
Loss on early extinguishment of debt	183	1,852	9,467
Impairment of indefinite-lived intangible assets	—	11,500	1,850
Impairment of buildings, riverboats and equipment	8,903	366	16,492
Impairment of land and development costs	17,853	23,662	188,409
Amortization of debt issuance costs and debt discounts	5,238	6,695	6,533
Share-based compensation expense	6,700	6,306	13,934
Change in income taxes	(840)	(7,477)	5,925
Other operating activities	446	5,304	(58)
Gain on sale of equity securities	—	—	(12,914)
Changes in operating assets and liabilities:
Receivables, net	(8,606)	(4,031)	3,700
Prepaid expenses, inventories and other	9,276	(5,015)	2,617
Accounts payable, accrued expenses and other	(13,784)	(40,151)	35,690
Net cash provided by operating activities	131,809	88,683	120,235
Cash flows from investing activities:
Capital expenditures and land additions	(153,452)	(157,537)	(226,445)
Equity method investment, inclusive of capitalized interest	(98,383)	—	—
Purchase of River Downs racetrack	(45,216)	—	—
Proceeds from sale of property and equipment	3,675	14,901	428
Other investing activities	—	1,508	(67)
Proceeds from sale of equity securities	—	—	23,674
L'Auberge Baton Rouge escrow deposit	—	(25,000)	—
Net proceeds from sale of discontinued operations	—	35,477	—
Net cash used in investing activities	(293,376)	(130,651)	(202,410)
Cash flows from financing activities:
Proceeds from Credit Facility	99,000	165,379	117,219
Repayments under Credit Facility	(43,000)	(202,298)	(232,066)
Proceeds from issuance of long-term debt	—	350,000	443,687
Repayment of long-term debt	(10,104)	(200,008)	(215,979)
Proceeds from common stock options exercised	3,717	10,854	554
Proceeds from issuance of common stock	—	1,080	—
Debt issuance and other financing costs	(3,139)	(16,849)	(16,787)
Net cash provided by financing activities	46,474	108,158	96,628
Effect of exchange rate changes on cash and cash equivalents	—	(379)	(589)
Increase (decrease) in cash and cash equivalents	(115,093)	65,811	13,864
Cash and cash equivalents at the beginning of the year	195,387	129,576	115,712
Cash and cash equivalents at the end of the year	$80,294	$195,387	$129,576
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$90,513	$95,876	$53,471
Cash payments (refunds) related to income taxes, net	(1,802)	7,305	127
Increase (decrease) in construction related deposits and liabilities	25,757	(30,032)	14,935
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization. Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located Lake Charles, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs), which was purchased in January 2011 for approximately $45.2 million. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We have classified certain of our assets and liabilities as held for sale in our Consolidated Balance Sheets and include the related results of operations in discontinued operations. For further information, see Note 8, Discontinued Operations. Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

We are also developing L'Auberge Baton Rouge in Baton Rouge, Louisiana, which we currently expect will open by Labor Day 2012. However, the ultimate opening date is dependent upon the Mississippi River water levels and obtaining regulatory approvals, among other factors.

On August 8, 2011, we closed on our agreement to acquire a 26% equity interest in Asian Coast Development (Canada) Ltd, a British Columbia corporation for a total purchase price of $95 million. We also have a management agreement to manage a resort to be built in Vietnam. For further details, see Note 7, Equity Method Investments.
Principles of Consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the periods reflect all adjustments that management considers necessary for a fair presentation of operating results. The Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our mychoice customer loyalty program, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.
Fair Value. Fair value measurements affect our accounting and impairment assessments of our long-lived assets, investments in unconsolidated affiliates, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect our accounting for certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: "Level 1" inputs, such as quoted prices in an active market for identical assets or liabilities; "Level 2" inputs, which are observable inputs for similar assets; or "Level 3" inputs, which are unobservable inputs.

We measure our liability for deferred compensation on a recurring basis. As of December 31, 2011, our liability for deferred compensation had a balance and fair value of $1.3 million and was valued using Level 1 inputs.

During 2011, certain of our assets related to our Boomtown Reno operations and our Atlantic City operations, included in assets of discontinued operations held for sale, were measured on a non-recurring basis in connection with our impairment analysis, which is further discussed in Note 8, Discontinued Operations.

Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $78.6 million and $194.9 million at December 31, 2011 and 2010, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value and are valued using Level 1 inputs.
Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following background checks and investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $4.7 million and $2.8 million as of December 31, 2011 and 2010, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $2.9 million, $1.1 million, and $2.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.
Inventories. Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.
Restricted Cash. Long-term restricted cash of $6.5 million as of December 31, 2011 and 2010 consists primarily of an indemnification trust deposit of approximately $5.7 million, among other items.
Land, Buildings, Riverboats and Equipment. Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $30.3 million at December 31, 2011 and $34.9 million at December 31, 2010. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at December 31, 2011 relates primarily to our L'Auberge Baton Rouge project.

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Depreciation expense	$103.7	$109.6	$95.2
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
We review the carrying value of land, buildings, riverboats and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. In cases where the carrying value exceeds fair value, an impairment charge is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which for most of our assets is the individual casino. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value. See Note 2, Land, Buildings, Riverboats and Equipment, for further explanation.
Goodwill and Indefinite-lived Intangible Assets. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. In January 2011, we recorded goodwill totaling $35.8 million related to the purchase of River Downs. There were no impairments to goodwill in 2011, 2010 or 2009.
Indefinite-lived intangible assets consist of gaming licenses. We recorded an impairment to indefinite-lived intangible assets of $11.5 million for the year ended December 31, 2010. See Note 9, Goodwill and Indefinite-Lived Intangible Assets.

Debt Issuance Costs and Debt Discounts. Debt issuance costs include costs incurred in connection with the issuance of debt and are capitalized and amortized to interest expense using the effective interest method. Unamortized debt issuance costs were $31.2 million and $32.1 million  at December 31, 2011 and 2010, respectively, and are included in “Other assets, net” on our Consolidated Balance Sheets. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $5.2 million, $6.7 million  and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Self-Insurance Accruals. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. At December 31, 2011 and 2010, we had total self-insurance accruals of $14.8 million and $16.9 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.
The mychoice Customer Loyalty Program. Our customer loyalty program, mychoice, offers incentives to customers who gamble at certain of our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, trip to Las Vegas, cruise or airfare reimbursement. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2011 and 2010, we had accrued $10.8 million and $9.5 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our Consolidated Balance Sheets.
Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50 percent of being realized. Uncertain tax positions are reviewed each balance sheet date. Liabilities recorded as a result of this analysis are classified as current or long-term based on the timing of expected payment. See Note 4, Income Taxes, for additional information.

Revenue Recognition. Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Gaming revenues are reduced by the cash value of mychoice points and coin coupon offerings. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed.

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, and the cost to provide such benefits were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Complimentary revenues	$105.6	$101.2	$96.4
Promotional allowance costs	$70.0	$68.0	$68.5

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming department expense in the Consolidated Statements of Operations. These taxes for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Gaming taxes	$297.6	$281.5	$255.6
Advertising Costs. We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening and development costs until the project is completed. These costs for the years ended December 31, 2011, 2010 and 2009 consist of the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Advertising costs in gaming expenses	$22.6	$21.6	$22.1
Advertising costs in pre-opening and development costs	$0.6	$3.0	$1.3
Pre-opening and Development Costs. Pre-opening costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real-estate taxes and similar costs prior to opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects. Pre-opening and development costs are expensed as incurred and for the fiscal years ended December 31, 2011, 2010 and 2009 consist of the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
L'Auberge Baton Rouge	$4.3	$1.2	$5.8
Sugarcane Bay	0.3	1.5	2.0
River City	0.2	9.9	8.0
Other	4.0	1.0	0.8
Total pre-opening and development costs	$8.8	$13.6	$16.6

Comprehensive Loss. Comprehensive loss is the sum of the net loss and other comprehensive loss, which includes translation adjustments, unrealized loss on marketable securities available for sale and post-retirement plan benefit obligations.

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Net loss	$(2.5)	$(23.4)	$(258.3)
Foreign currency translation gain (loss) (a)	—	17.1	(2.3)
Post-retirement benefit obligations, net of income taxes (b)	(0.1)	1.1	1.2
Comprehensive loss	$(2.6)	$(5.2)	$(259.4)

(a)	Foreign currency translation gain (loss) relates to our Argentina operations, which were sold during the year ended December 31, 2010.

(b)
Included in the balance are benefit obligations related to both the executive deferred compensation plan and directors’ health and medical plan, both of which are discussed in Note 6, Employee Benefit Plans.

Share-based Compensation: We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined using the Black-Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. See Note 6, Employee Benefit Plans.
Earnings per Share. Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the money stock options, restricted stock units and phantom stock units. We calculate the effect of dilutive securities using the treasury stock method. A total of 4,116,600, 4,853,914, and 5,186,910 out-of-money stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, respectively, because including them would have been anti-dilutive.
For the years ended December 31, 2010 and 2009, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such years and options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 620,556 and 1,126,340, respectively.
Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the December 31, 2011 presentation, including discontinued operations. These reclassifications had no effect on our net income (loss) as previously reported.
Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board ("FASB") issued authoritative accounting guidance for companies that generate revenue from gaming activities that involve base jackpots, which guidance requires companies to accrue for a liability at the time the company has the obligation to pay the jackpot and record such obligation as a reduction of gaming revenue accordingly. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance effective January 1, 2011 and reduced our progressive jackpot liability by approximately $4.0 million and recorded a corresponding credit to beginning retained earnings.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total of other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholder's equity. The amendments in this new guidance do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with retrospective application. We intend to adopt this guidance for the quarterly period ended March 31, 2012. The adoption is not expected to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued authoritative guidance regarding annual goodwill impairment tests. This guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity would be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted this guidance during the fourth quarter of 2011, and the adoption did not have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued authoritative guidance regarding disclosures about an employer's participation in a multiemployer plan. This amendment requires additional disclosures regarding the commitments that an employer has made to a multiemployer pension plan and the potential future cash flow implications of an employer's participation in the plan. This guidance is effective for annual periods ending after December 15, 2011. We adopted this guidance, and the adoption did not have a material impact on our Consolidated Financial Statements.
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

Note 2—Land, Buildings, Riverboats and Equipment
Impairment of land and development costs: We review our long-term assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2011, we recorded no impairment charges related to land and development costs in continuing operations.

During the year ended December 31, 2010, we recorded impairment charges related to our Sugarcane Bay and our Baton Rouge projects. In April 2010, we canceled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges of $19.1 million, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. In September 2010, we expanded the scope and budget for our casino and hotel development currently under construction in Baton Rouge, Louisiana, and as a result, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million.

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
Impairment of buildings, riverboats and equipment: We review our long-term assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2011, we recorded no impairment charges related to buildings, riverboats and equipment in continuing operations.
During 2010, we incurred asset impairment charges related to the value of obsolete gaming equipment in the normal course of business totaling $0.4 million.
During 2009, we listed our corporate jet for sale. We incurred an impairment charge of $8.7 million as the carrying amount exceeded the fair value. The jet was subsequently sold.

Note 3—Long-Term Debt
Long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	(in millions)
Senior Secured Credit Facility	$56.0	$—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	445.1	444.5
7.50% Senior Subordinated Notes due 2015	372.2	381.5
Other secured and unsecured notes payable	0.7	0.7
	1,224.0	1,176.7
Less current maturities	(0.1)	(0.1)
	$1,223.9	$1,176.6
Senior Secured Credit Facility: On August 2, 2011, we entered into the Fourth Amended and Restated Credit
Agreement ("Credit Facility"), which matures in August 2016. We increased the revolving credit commitment to $410 million from $375 million. As of December 31, 2011, we had $56 million in borrowings outstanding under the Credit Facility, and had
$11.1 million committed under letters of credit.

The Credit Facility matures on August 2, 2016. The date will be accelerated to December 15, 2014 if any portion of our 7.50% senior subordinated notes due 2015 ("7.50% Notes") are outstanding on December 15, 2014. Currently, $385.0 million of aggregate principal amount of our 7.50% Notes are outstanding; however, one of our wholly-owned unrestricted subsidiaries purchased $10.0 million of the 7.50% Notes in the open market during 2011. The Credit Facility does not have any debt repayment obligations prior to maturity. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to our right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility, and reduced for cash flow applied to permitted capital spending). We do not believe such payments will be required in the foreseeable future. We have the option to prepay all or any portion of the indebtedness under the Credit Facility at any time without premium or penalty.

The interest rate margins for revolving credit loans under the Credit Facility depend on our performance, measured by a consolidated total leverage ratio, which, in general, is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA, as defined in the Credit Facility. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 3.50% or at a base rate plus a margin ranging from 0.25% to 2.00%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2011, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 7.25 to 1.00; (2) minimum consolidated interest coverage ratio of 1.50 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of December 31, 2011, we are in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries that own approximately $15.0 million in cash and cash equivalents as of December 31, 2011, our subsidiary that holds our investment in ACDL, our subsidiary that owns the $10.0 million in 7.50% Notes, our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

The Credit Facility provides for customary events of default with corresponding grace periods, in most cases, including payment defaults, cross defaults with certain other indebtedness to third parties, breaches of covenants and bankruptcy events. In the case of a continuing default, the lenders may, among other remedies, accelerate payment of all obligations due from the borrowers to the lenders, charge the borrowers a default rate of interest on all then-outstanding or thereafter incurred obligations, and terminate the lenders' commitments to make any further loans or issue any further letters of credit. In the event of certain defaults, the commitments of the lenders will be automatically terminated and all outstanding obligations of the borrowers will automatically become due. In addition, the lenders may take possession of, and enforce the borrowers' rights with respect to, the borrowers' collateral, including selling the collateral.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350 million in aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”). The 8.75% Notes were issued at a price equal to par with interest payable on May 15th and November 15th. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million.
8.625% Senior Notes due 2017: In August 2009, we issued $450 million in aggregate principal amount of 8.625% senior unsecured notes due 2017 (“8.625% Notes”). The 8.625% Notes were issued at a price of 98.597% of par, to yield 8.875% to maturity, with interest payable on August 1st and February 1st. Net of the original issue discount, initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $434 million.
The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 7.50% senior subordinated notes due 2015 (“7.50% Notes”) and to our 8.75% Notes.
7.50% Senior Subordinated Notes due 2015: In June 2007, we issued $385 million in aggregate principal amount of 7.50% Notes, which notes were issued at 98.525% of par, with interest payable on June 15th and December 15th. During 2011, a wholly-owned unrestricted subsidiary made open market purchases, at par and from cash on hand, of $10.0 million of our outstanding 7.50% Notes. The $10.0 million in principal amount of notes has been extinguished from an accounting perspective, and remain outstanding from a legal perspective. We do not intend to re-sell these notes. As of December 31, 2011, the aggregate principal amount of 7.50% Notes outstanding is $385 million.

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750.0 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 7.50% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 7.50% Notes and the 8.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250.0 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of December 31, 2011.
The 8.625% Notes, the 8.75% Notes, and the 7.50% Notes are redeemable, at our option, in whole or in part, on the following dates, at the following redemption prices (expressed as percentages of par value). All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

8.75% Notes Redeemable		8.625% Notes Redeemable		7.50% Notes Redeemable
On or after	At a % of	On or after	At a % of	On or after	At a % of
May 15,	par equal to	August 1,	par equal to	June 15,	par equal to
2015	104.375%	2013	104.313%	2011	103.750%
2016	102.917%	2014	102.156%	2012	101.875%
2017	101.458%	2015 and thereafter	100.000%	2013 and thereafter	100.000%
2018 and thereafter	100.000%
Our indentures governing our Credit Facility, our 8.75% Notes, 8.625% Notes, and 7.50% Notes limit the amount of dividends we are permitted to pay.
Interest expense, net of capitalized interest was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Interest expense before capitalization of interest	$106.0	$107.1	$84.0
Less capitalized interest	(10.3)	(4.0)	(13.7)
Interest expense, net of capitalized interest	$95.7	$103.1	$70.3
Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2011 as compared to 2010 due to our Baton Rouge project and our investment in Asian Coast Development, Ltd ("ACDL"). We began capitalizing interest on our Baton Rouge project during the fourth quarter of 2010. In addition, we have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens Phase 1 of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest. The decrease in capitalized interest in 2010 as compared to 2009 was due to the opening of our River City Casino in March 2010.

Loss on early extinguishment of debt was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Loss on early extinguishment of debt	$0.2	$1.9	$9.5
During 2011, we recorded a loss on early extinguishment of debt related to the ratable write-off of unamortized deferred financing fees and original debt issuance costs associated with our open market purchases of our 7.50% Notes, discussed above.
During 2010, we incurred a loss on early extinguishment of debt related to the write off of unamortized debt issuance costs related to the modification of our then-existing credit facility and the early retirement of our 8.25% senior subordinated notes due 2012, which were redeemed with the proceeds of our 8.75% Notes.
During 2009, we issued our 8.625% Notes, discussed above, and used much of the net proceeds to retire early other outstanding indebtedness. We incurred a loss on early extinguishment of debt related to call or tender premiums, unamortized debt issuance costs and other costs associated with the retired debt.
Fair Value of Financial Instruments: The estimated fair value of our senior notes and senior subordinated notes was based on Level 2 inputs using quoted market prices on or about December 31, 2011 and December 31, 2010, and the fair value of our credit facility was based on Level 2 inputs using estimated fair values of comparable debt instruments on or about December 31, 2011. The estimated fair value versus book value of our long-term debt is as follows:

	For the year ended December 31,
	2011	2010
	(in millions)
Fair value of long term debt	$1,243.5	$1,239.2
Book value of long term debt	$1,231.7	$1,185.7
Scheduled Maturities of Long-term debt: As of December 31, 2011, annual maturities of secured and unsecured notes payable are as follows (amounts shown in millions):

Year ending December 31:
2012	$0.1
2013	0.1
2014	0.1
2015	375.1
2016	56.1
Thereafter	800.1
1,231.6
Less unamortized debt discounts	(7.7)
Long-term debt, including current portion	$1,223.9

Note 4—Income Taxes
The composition of our income tax expense (benefit) from continuing operations for the years ended December 31, 2011, 2010 and 2009 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2011:
U.S. Federal	$—	$(1.5)	$(1.5)
State	3.5	0.3	3.8
	$3.5	$(1.2)	$2.3
Year ended December 31, 2010:
U.S. Federal	$(21.2)	$14.9	$(6.3)
State	(2.3)	(3.1)	(5.4)
	$(23.5)	$11.8	$(11.7)
Year ended December 31, 2009:
U.S. Federal	$3.2	$(9.4)	$(6.2)
State	6.9	(1.0)	5.9
	$10.1	$(10.4)	$(0.3)
The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2011		2010		2009
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax benefit at the statutory rate	35.0%	$11.4	(35.0)%	$(18.4)	(35.0)%	$(22.1)
State income taxes, net of federal tax benefits	14.9%	4.8	(5.8)%	(3.0)	4.6%	2.9
Non-deductible expenses and other	2.7%	0.8	1.4%	0.7	2.6%	1.6
Forfeiture of equity compensation	3.7%	1.2	—%	—	—%	—
Non-deductible donation of land	3.5%	1.2	—%	—	—%	—
Dividend income from foreign subsidiary	—%	—	3.5%	1.8	—%	—
Reversal of reserves for unrecognized tax benefits	(1.7)%	(0.5)	(4.1)%	(2.1)	1.9%	1.2
Credits	(3.7)%	(1.2)	(13.7)%	(7.2)	(3.1)%	(2.0)
Change in valuation allowance/reserve of deferred tax assets	(47.2)%	(15.4)	31.4%	16.5	28.6%	18.1
Income tax (benefit) expense from continuing operations	7.2%	$2.3	(22.3)%	$(11.7)	(0.4)%	$(0.3)

The following table shows the allocation of income tax (expense) benefit between continuing operations, discontinued operations and equity:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Income (loss) from continuing operations before income taxes	$32.5	$(52.5)	$(63.4)
Income tax benefit (expense) allocated to continuing operations	(2.3)	11.7	0.3
Income (loss) from continuing operations	30.2	(40.8)	(63.1)
Income (loss) from discontinued operations before income taxes	(32.9)	27.1	(192.3)
Income tax benefit (expense) allocated to discontinued operations	0.2	(9.7)	(3.0)
Income (loss) from discontinued operations	(32.7)	17.4	(195.3)
Net loss	$(2.5)	$(23.4)	$(258.3)
Income tax benefit allocated to additional paid in capital	$—	$—	$—
Income tax benefit (expense) allocated to other comprehensive income	$0.2	$—	$—

At December 31, 2011 and 2010, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2011	2010
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$2.6	$3.8
Allowance for doubtful accounts	3.0	2.2
Legal and merger costs	2.7	4.5
Other	7.5	6.9
Less valuation allowance	(15.1)	(17.2)
Total deferred tax assets—current	0.7	0.2
Deferred tax liabilities—current:
Prepaid expenses	(3.2)	(3.2)
Other	—	(0.2)
Total deferred tax liabilities—current	(3.2)	(3.4)
Net current deferred tax liabilities	$(2.5)	$(3.2)
Deferred tax assets—non-current:
Federal tax credit carry-forwards	$28.3	$21.2
Federal net operating loss carry-forwards	77.3	71.7
State net operating loss carry-forwards	11.7	9.9
Capital loss carry-forward	6.4	6.5
Los Angeles Revitalization Zone tax credits	—	4.3
Deferred compensation	2.9	4.6
Pre-opening expenses capitalized for tax purposes	10.9	10.1
Unrealized loss on equity securities	(0.4)	(0.3)
Share-based compensation expense—book cost	12.1	16.5
Land, building, riverboats and equipment, net	31.6	45.8
Other	11.2	6.5
Less valuation allowance	(190.3)	(196.3)
Total deferred tax assets—non-current	1.7	0.5
Deferred tax liabilities—non-current:
Intangible assets	(5.1)	(4.1)
Total deferred tax liabilities—non-current:	(5.1)	(4.1)
Net non-current deferred tax liabilities	$(3.4)	$(3.6)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2011	2010
	(in millions)
Total deferred tax assets	$207.7	$214.2
Less valuation allowances	(205.4)	(213.4)
Less total deferred tax liabilities	(8.2)	(7.6)
Net deferred tax liabilities	$(5.9)	$(6.8)
As of December 31, 2011, we provided a full valuation allowance against deferred tax assets for all jurisdictions except for certain states that are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. Authoritative guidance provides that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. We have a cumulative U.S. pretax accounting loss for the years 2009 through 2011. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.
As of December 31, 2011, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.1 million, General Business Credit (“GBC”) carry-forwards of $14.7 million and Foreign Tax Credit (“FTC”) carry-forwards of $10.4 million. The FTC and GBC carry-forwards will begin to expire in 2020 through 2030, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2011, we had $230 million of federal net operating losses, which can be carried forward 20 years and will expire in 2028. We also have $241.2 million of state net operating loss carry-forwards, predominantly in Louisiana and New Jersey, which expire on various dates beginning in 2012. Our net operating loss carry-forwards include an $8.9 million excess tax benefit from stock option deductions, which have not been recognized for financial statement purposes. The excess tax benefit will be credited to additional paid-in capital when the net operating loss is utilized and reduces current-year income tax payable.
We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2009 and state income tax examinations for tax years prior to 2000. In 2010, our federal tax return was examined by the Internal Revenue Service for the years 2006 through 2008, and the audit was concluded with no adjustment. In 2008, the Indiana Department of Revenue commenced an income tax examination of our Indiana income tax filings for the 2005 to 2007 period. See Note 11, Commitments and Contingencies.

As of December 31, 2011, we had $3.0 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2011, we accrued approximately $0.1 million of interest related to unrecognized tax benefits which consists of current year accrual for uncertain tax benefits offset by the write-offs of previously accrued interest for uncertain tax benefits that were recognized in 2011. We had $0.7 million of cumulative interest accrued as of the end of the year. No penalties were accrued for in any years. It is reasonably possible that the total amounts of unrecognized tax benefits may increase from zero to approximately $4.0 million during the next twelve months.
The following table summarizes the activity related to uncertain tax benefits for 2011 and 2010, excluding any interest or penalties:

	2011	2010
	(in millions)
Balance at January 1	$8.2	$19.5
Gross increases - tax positions in prior periods	1.0	—
Gross decreases - tax positions in prior periods	(0.1)	(8.3)
Gross increases (decreases) - tax positions in current period	0.2	(0.6)
Statute of limitation expirations	(1.6)	(2.4)
Balance as of December 31	$7.7	$8.2

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, and office and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2011 are as follows (amounts are reflected in millions):

Period:
2012	$8.7
2013	8.8
2014	8.3
2015	8.0
2016	8.2
Thereafter	493.7
$535.7
Total rent expense for these long-term lease obligations for the years ended December 31, 2011, 2010 and 2009 was $9.9 million, $11.9 million and $11.7 million, respectively.
We lease approximately 148 of the 315 acres that our Belterra Casino Resort occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term is through September 2015 and has seven remaining renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.4 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the land on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.
We lease the 242 acres underlying our L’Auberge Lake Charles property. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $955,000 per year, which amount adjusts annually for changes in the consumer price index.
We lease the 56 acres that our River City Casino occupies in St. Louis, Missouri. The lease has a term of 99 years, which commenced in September 2005. The annual rent for the lease is the greater of $4.0 million or 2.5% of annual adjusted gross receipts, as defined in the lease agreement.
We lease approximately 41,000 square feet of corporate office space in Las Vegas, Nevada at a base rent of approximately $1.3 million per year. The lease is for 10 years beginning October 2006, subject to one renewal term of 60 additional months. The annual rent increases based on increases in the consumer price index. Additionally, we also lease approximately 9,900 square feet of corporate office space in Las Vegas, Nevada at a base rent of approximately $0.5 million per year. The lease expires in June 2014. We abandoned this office space in 2010 and accrued $0.7 million as of December 31, 2010 as the fair value of the future costs expected to be incurred without economic benefit.

We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense included in Gaming Expense on the Consolidated Statements of Operation was as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Slot and table game participation expenses	$19.6	$22.2	$17.9

Note 6—Employee Benefit Plans
Share-based Compensation: Our 2005 Equity and Performance Incentive Plan (the “2005 Plan”) allows us to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other performance awards to officers, employees and consultants. The 2005 Plan permits the issuance of up to 5.9 million shares of the Company’s common stock. Grants of stock options or stock appreciation rights are counted against the 5.9 million share limit as one share for every one share granted. All other awards under the 2005 Plan are counted against the share limit as 1.4 shares for every one share granted.
In addition to the 2005 Plan, we have three prior stock option plans ("Prior Plans") which provided for the issuance of up to approximately 4.4 million shares of the Company’s common stock. In addition, in 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan and the Prior Plans for the purchase of 850,000 common shares, all of which remained outstanding as of December 31, 2011. Pursuant to our 2011 Annual Incentive Plan, as adopted under the 2005 Plan, 25% of our executive officers' bonuses are payable in restricted stock units, and such executive officers may elect to receive an additional 25% of their bonus in restricted stock units.
As of December 31, 2011, we have approximately 5.3 million share-based award outstanding, approximately 0.2 million of which are restricted stock units and other share-based awards. There were approximately 2.0 million share-based awards available for grant under the various plans as of December 31, 2011.

Stock options: Options are granted at the current market price at the date of grant. The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2011	5,604,916	$13.69
Granted	1,406,108	$13.12
Exercised	(462,369)	$8.18
Canceled / Forfeited	(1,211,726)	$9.56
Options outstanding at December 31, 2011	5,336,929	$12.84	6.23	$2.3
Vested or expected to vest at December 31, 2011	2,202,681	$11.55	7.13	$1.0
Options exercisable at December 31, 2011	2,553,822	$14.30	5.23	$1.1

The following information is provided for our stock options:

	For the year ended December 31,
	2011	2010	2009
	(in millions, except grant date fair value)
Weighted-average grant date fair value	$6.65	$5.73	$6.77
Intrinsic value of stock options exercised	$3.0	$7.2	$0.1
Net cash proceeds from exercise of stock options	$3.7	$10.9	$0.6
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $14.3 million at December 31, 2011 and the weighted average period over which the costs are expected to be recognized is approximately three years.

Non-vested Shares: The status of our non-vested shares, which include restricted stock units and other share based awards, as of December 31, 2011 was as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2011	320,325	$10.40
Granted	124,726	$13.30
Vested	(175,281)	$11.35
Canceled / Forfeited	(44,800)	$9.18
Non-vested shares at December 31, 2011	224,970	$11.51

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $2.0 million at December 31, 2011 and the weighted average period over which the costs are expected to be recognized is approximately three years.
Compensation cost: We use the Black-Scholes option-pricing model in order to calculate the compensation costs of employee share-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk-Free	Expected Life	Expected	Expected
	Interest Rate	at Issuance	Volatility	Dividends
Options granted in the following periods:
2011	1.8%	5.14 years	56.7%	None
2010	2.8%	6.6 years	58.4%	None
2009	3.0%	6.7 years	60.3%	None
The expected volatility was derived from an analysis of both the historic actual volatility of our common stock and the implied volatilities of traded options in our common stock. Future volatility may be substantially less or greater than the expected volatility. We do not currently pay dividends, and we do not anticipate that dividends will be paid within the average expected life of existing options. U.S. Treasury rates with similar maturities are used as the proxy for the risk-free rate. Market disruptions over the past year have caused U.S. Treasuries to trade at historically low rates, augmenting the values calculated using the Black-Scholes model. The expected life at issuance is based on our experience as to the average historical term of option grants that were exercised, canceled or forfeited. The total compensation costs recognized were as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Share-based compensation expense	$6.6	$6.1	$13.5
401(k)Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation of $16,500 for 2011. In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution, equal to $5,500 for 2011. We offer discretionary matching contributions under the 401(k) Plan, which vest ratably over five years, of a 25% discretionary match, up to 5% of eligible compensation. For the years ended December 31, 2011, 2010 and 2009, matching contributions to the 401(k) Plan totaled $1.5 million, $1.4 million ,and $1.4 million, respectively.
Director Phantom Stock Units: As part of their 2009 annual retainer, each director received $10,000 worth of phantom stock units on the date of the annual meeting of stockholders. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason. In addition, any director can elect to receive phantom stock units in lieu of payment of an annual retainer and board fees under the Company's Directors Deferred Compensation Plan. Phantom stock units are fully expensed when granted.

Executive Deferred Compensation Plan: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, a portion of their annual base salary and bonus. Participation in the Executive Plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation thereof. We do not make matching contributions to the Executive Plan for the benefit of participating employees and the payment of benefits under the plan is an unsecured obligation. The total obligation under the Executive Plan and the cash surrender value of insurance policies are as follow:

	December 31,
	2011	2010
	(in millions)
Total obligation under Executive Plan (a)	$7.5	$9.3
Cash surrender value of insurance policies (b)	$(2.2)	$(2.2)

(a)	Recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

(b)	Recorded in "Other assets, net" in the Consolidated Balance Sheets.
Director's Medical Plan: In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of five years. At present, four members of the Board of Directors are over age 70. The benefit obligation is approximately $0.4 million and $0.3 million for years ended December 31, 2011 and 2010, respectively, and is recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets.

Note 7— Equity Method Investments

We apply equity method accounting for investments in the stock of corporations when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the Consolidated Statement of Cash Flows.

During the year ended December 31, 2011, we invested $95.0 million in Asian Coast Development, Ltd. ("ACDL"), in exchange for a 26% ownership interest, which will be accounted for under the equity method. Because the financial statements of ACDL are not available in time to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one quarter lag. During the year ended December 31, 2011, our proportional share of ACDL's losses totaled $0.6 million. As such, summarized financial information of ACDL is not contained within these Consolidated Financial Statements.

Our purchase price of $95.0 million exceeds the underlying equity in the net book assets of ACDL, as the fair value of the gaming license and the potential future growth of ACDL exceeds their current book value. The portion of this difference attributable to the fair value of the gaming license will be amortized over the term of the gaming license, or 50 years, which amortization will be included in our determination of income or loss from equity method investments. The portion of this difference attributable to equity method goodwill will not be amortized. We review our investment for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is "other-than-temporary" based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The first phase of the Ho Tram Strip, MGM Grand Ho Tram, is currently under construction with a planned opening in 2013. The second integrated resort of the Ho Tram Strip, for which we secured a management agreement in conjunction with our investment, will be jointly developed by Pinnacle and ACDL, and owned by ACDL. We expect the second integrated resort will be similar in project scope to the MGM Grand Ho Tram resort currently under construction.

We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this operation, the investment will no longer qualify for capitalization of interest. Capitalized interest on this investment was $3.4 million for the year ended December 31, 2011.

Note 8—Discontinued Operations
Discontinued operations for December 31, 2011, 2010 and 2009 consist of our Boomtown Reno operations, our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations, which sale is expected to close in 2012. The proceeds from the transaction are expected to be approximately $12.9 million, with the potential for an additional $3.8 million if an option granted to the buyer is exercised to purchase our membership interest in PNK (Reno), LLC and additional land adjacent to Boomtown Reno. We will operate Boomtown Reno until the transaction closes. We expect no significant on-going costs with this operation after the transaction closes. In addition, we are currently marketing the additional excess land adjacent to our property as for sale. We have reflected the business as discontinued operations and the related assets and liabilities as held for sale. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 3 inputs, as defined in Note 1, Summary of Significant Accounting Policies. As the carrying value of Boomtown Reno exceeded the fair value, less costs to sell, we recognized an impairment charge of $11.9 million in 2011.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operation. Since that time, we have actively marketed our operation, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect the business as discontinued operations and the related assets and liabilities as held for sale.

During the second quarter of 2011, we determined a triggering event had occurred due to the extended time frame in which our operation has been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority ("CRDA") investments. We tested the carrying value of our land holdings for recoverability using a sales comparison approach and Level 3 inputs, and based on these tests, recorded an impairment charge of $4.9 million during 2011. We tested the recoverability of our CRDA investments using an income approach and both Level 2 and Level 3 inputs, and based on these tests, recorded an impairment charge of $9.4 million in 2011.

In the fourth quarter of 2011, we settled our litigation related to the Madison House, and settled all obligations under the existing lease. In addition, in December 2011, we reached a settlement on property tax appeals with the City of Atlantic City. As part of the settlement, the assessed value of our land in Atlantic City has been reduced on a go forward basis and we were awarded a property tax refund of $8.2 million, for which we recorded a gain and an associated receivable as of December 31, 2011. We collected the refund in February 2012.

During 2009, we determined that a triggering event had occurred for our land held in Atlantic City due to the continuing economic downturn of the gaming market in Atlantic City. We tested the carrying value of our land holdings for recoverability using a sales comparison approach, and based on the results of these tests recorded impairment charges of $160.0 million during 2009.

President Casino: We closed the President Casino on June 24, 2010, and in October 2010, we sold the Admiral Riverboat, on which the President Casino formerly operated. Other than minimal costs associated with former employee obligations, we expect no continuing costs from this operation.

During 2009, due to poor historical performance and prospective financial outlook, we determined there was a triggering event requiring review of the President Casino assets. Using a combination of the market and cost approach, we determined certain land holdings were impaired and recorded impairment charges of $1.4 million during the fourth quarter of 2009. In addition, as result of our 2009 annual review of indefinite-lived intangible assets, we fully impaired the gaming license related to the President Casino, which resulted in an impairment charge of $1.9 million for the year ended December 31, 2009.

Casino Magic Argentina: In June 2010, we completed the sale of our Argentina operations for approximately $40 million and recognized a loss on disposal of approximately $0.2 million. We expect no material continuing costs from this operation.

Casino Magic Biloxi: Casino Magic Biloxi closed after experiencing significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. We have received payments totaling approximately $215 million from our insurers related to this asset. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds. We have no further outstanding insurance claims related to Hurricane Katrina.

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. In February 2011, we completed the sale of the final asset, resulting in a gain of $0.1 million. We expect no continuing costs from this entity.

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Revenues	$39.6	$69.2	$97.5
Operating loss	(33.0)	(14.5)	(192.2)
Other non-operating income, including interest income	0.1	41.6	0.2
Interest expense	—	(0.1)	(0.2)
Income (loss) before income taxes	(32.9)	27.1	(192.3)
Income tax expense	0.2	(9.7)	(3.0)
Income (loss) from discontinued operations	$(32.7)	$17.4	$(195.3)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	December 31,
	2011	2010
	(in millions)
Assets:
Property and equipment, net	$54.4	$72.1
Other assets, net	19.5	25.0
Total assets	$73.9	$97.1
Liabilities:
Total liabilities	$2.9	$6.9
Net Assets	$71.0	$90.2

Note 9—Goodwill and Indefinite-lived Intangible Assets
Goodwill. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill is subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. In 2011, we early adopted new guidance that allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value is less than carrying value. If we determine it is more likely than not that the fair value is less than carrying value, we utilize the two-step impairment test to identify any potential goodwill impairments and measure the amount of goodwill impairment to be recognized, if any.
There were no impairments to goodwill for the years ended December 31, 2011, 2010 or 2009. In January 2011, we recorded goodwill totaling $35.8 million related to the purchase of River Downs.

Our goodwill balance includes the following:

	Boomtown New Orleans	River Downs	Total
	(in millions)
Original value	$16.8	$35.8	$52.6
Accumulated impairment charges	—	—	—
Net book value at December 31, 2011	$16.8	$35.8	$52.6
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

Our indefinite-lived intangible assets include the following:

	Boomtown Bossier City	L'Auberge Baton Rouge	Sugarcane Bay (a)	President Casino (b)	Total
	(in millions)
Original value	$10.0	$8.5	$11.5	$1.9	$31.9
Accumulated impairment charges	—	—	(11.5)	(1.9)	(13.4)
Net book value at December 31, 2011	$10.0	$8.5	$—	$—	$18.5
(a)    Project was canceled and gaming license returned to the Louisiana Gaming Control Board.
(b)    Entity is included in discontinued operations.

Note 10—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries consist of the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Loss on disposal of assets, net	$3.4	$2.6	$1.2
Impairment of assets	0.4	0.2	—
Legal settlement expense (recoveries)	0.4	(6.5)	—
Write-downs, reserves and recoveries, net	$4.2	$(3.7)	$1.2
Loss on disposal of assets, net: In October 2011, we entered into an agreement with the Port of Lake Charles in relation to the cancellation of the lease for our canceled project, Sugarcane Bay. We exchanged land parcels and received a parcel of land that exceeded the value of the land we gave up. In addition, we will receive $2.5 million of rent credits on our future L'Auberge Lake Charles lease payments. We recorded a gain of $3.2 million as a result of these transactions in 2011. In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. In addition, we realized a gain on the sale of a warehouse and the sale of unused houses. The remainder of the loss on disposal of assets for the year ended December 31, 2011 relates to the disposal of slot machines and other equipment in the normal course of business. During 2010, we sold our corporate jet, two seaplanes and a warehouse and disposed of various slot equipment at our properties for a net loss of $2.6 million. During 2009, we sold and disposed of slot machines and equipment at our properties for losses of $1.2 million.

Impairment of assets: In 2011, we incurred an impairment charge related to previously capitalized costs associated with projects that will not be pursued. In 2010, we incurred an impairment loss related to sales tax incremental bonds. In April 2010, we purchased $5.3 million face amount of these bonds for $5.0 million. During the second quarter of 2010, we recorded an impairment of $0.2 million related to these bonds. In 2011, there were no events or circumstances that indicated that the carrying value may not be recoverable.
Legal settlement expense (recoveries): In 2011, we paid $0.4 million in regards to a legal settlement. In 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Note 11—Commitments and Contingencies
Guaranteed Maximum Price Agreement for L'Auberge Baton Rouge: On April 5, 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $229 million, and currently provides for a guaranteed date of substantial completion of May 31, 2012, which we expect to amend for a later date. We expect L'Auberge Baton Rouge to open by Labor Day 2012. The guaranteed maximum price set by the amendment to the agreement is a portion of the total budget for the project. Due to construction disruption and previously unanticipated site preparation work, we expect the construction budget to increase by up to 3.0% to $368 million from the prior budget of $357 million.
Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel ("Lumière Place"), we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. To date, we have invested or committed in partnership with other parties certain projects the provide us with approximately$13 million in credits toward investments under the redevelopment agreement. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay a service fee of $1.0 million, less applicable credits, in year six and $2.0 million annually thereafter, adjusted by the change in the consumer price index. In addition, we are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010.
Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority, which, among other things, commits us to lease 56 acres for

99 years (subject to certain termination provisions). We have invested the minimum requirement of $375 million, pursuant to the agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, (b) a meeting room/event space with at least 10,000 square feet, and (c) a parking garage with a minimum of 1,600 parking spaces. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event the second phase is not substantially complete by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages increases by $1.0 million, hence, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million.
Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At December 31, 2011 and 2010, we had total self-insurance accruals of $14.8 million and $16.9 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties of $2.3 million, challenging the treatment of income and gain from certain asset sales outside of Indiana, which we reported on our Indiana state tax returns for the years 2000 through 2007. In March 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. In September 2010, a hearing was held with the IDR where the Company restated significant facts and positions which the Company believed the field agent had not taken into consideration in issuing the assessment. On March 30, 2011, the IDR issued a letter of finding which denied all issues protested in the hearing, but sustained the Company's request to waive penalties.  On April 28, 2011, the Company timely filed a rehearing request of which the IDR promptly granted.  A rehearing was conducted on June 22, 2011, with the Company presenting additional clarifying facts and technical support for our tax positions.  The IDR has 60 days to review the additional data presented and will issue its supplemental findings. As of the date of these financial statements, the Company is still awaiting the issuance of the supplemental findings.

Redemption of Securities Owned By an Unsuitable Person: Our certificate of incorporation grants us the power to redeem our securities or the securities of our affiliated companies from a person who owns or controls these securities if:  (a) that person is determined by a governmental gaming authority to be unsuitable to own or control these securities, or (b) that person causes us or any of our affiliated companies to lose or be threatened with the loss of any gaming license or, in the sole discretion of our Board of Directors, that person is deemed likely to jeopardize our right to conduct gaming activities in any of the jurisdictions in which we conduct gaming activities.
Under the foregoing circumstances, we may redeem, and may be required by the applicable gaming authority, to redeem, that person's securities to the extent required by the gaming authority or deemed necessary or advisable by us.  The redemption price will be determined by the gaming authority or otherwise will be a price deemed reasonable by us, which in our discretion could be the original purchase price or the then current trading price of the securities.  Furthermore, we may pay the redemption price in cash, by promissory note, or both, as required by the gaming authority or otherwise as we elect.
Other:    We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 12—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary that owns 26.0% of the equity in ACDL; a subsidiary with approximately $10.5 million in cash and cash equivalents as of December 31, 2011; a subsidiary with approximately $4.5 million in cash and cash equivalents as of December 31, 2011; a subsidiary that owns $10.0 million in principal amount of 7.50% Notes; and certain non-material subsidiaries) have fully, unconditionally, jointly and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations
For the year ended December 31, 2011
Revenues:
Gaming	$—	$997.6	$—	$—	$997.6
Food and beverage	—	69.4	—	—	69.4
Other	0.1	74.1	—	—	74.2
	0.1	1,141.1	—	—	1,141.2
Expenses:
Gaming	—	563.9	—	—	563.9
Food and beverage	—	69.6	—	—	69.6
General and administrative and other	37.4	233.6	—	—	271.0
Depreciation and amortization	3.4	100.5	—	—	103.9
Write downs, reserves, recoveries, and impairments	0.7	3.5	—	—	4.2
	41.5	971.1	—	—	1,012.6
Operating income (loss)	(41.4)	170.0	—	—	128.6
Equity earnings of subsidiaries	127.8	—	—	(127.8)	—
Interest (expense) and non-operating income, net	(105.7)	7.0	3.4	—	(95.3)
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.6)	—	(0.6)
Income (loss) from continuing operations before inter-company activity and income taxes	(19.5)	177.0	2.8	(127.8)	32.5
Management fee and inter-company interest	19.3	(15.9)	(3.4)	—	—
Income tax expense	(2.3)	—	—	—	(2.3)
Income (loss) from continuing operations	(2.5)	161.1	(0.6)	(127.8)	30.2
Income (loss) from discontinued operations, net of taxes	—	(32.9)	0.2	—	(32.7)
Net income (loss)	$(2.5)	$128.2	$(0.4)	$(127.8)	$(2.5)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2010
Revenues:
Gaming	$—	$932.9	$—	$—	$932.9
Food and beverage	—	64.4	—	—	64.4
Other	0.4	60.9	—	—	61.3
	0.4	1,058.2	—	—	1,058.6
Expenses:
Gaming	—	530.8	—	—	530.8
Food and beverage	—	65.3	—	—	65.3
General and administrative and other	42.8	226.6	(0.6)	—	268.8
Depreciation and amortization	5.3	104.4	0.1	—	109.7
Write downs, reserves, recoveries and impairments	(5.9)	38.1	(0.5)	—	31.8
	42.2	965.2	(1.0)	—	1,006.4
Operating income (loss)	(41.8)	93.0	1.0	—	52.2
Equity earnings of subsidiaries	99.6	2.1	—	(101.7)	—
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)
Interest (expense) and non-operating income, net	(105.6)	2.8	—	—	(102.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(49.7)	97.9	1.0	(101.7)	(52.5)
Management fee and inter-company interest	14.6	(14.6)	—	—	—
Income tax benefit	11.7	—	—	—	11.7
Income (loss) from continuing operations	(23.4)	83.3	1.0	(101.7)	(40.8)
Income from discontinued operations, net of taxes	—	15.8	1.6	—	17.4
Net income (loss)	$(23.4)	$99.1	$2.6	$(101.7)	$(23.4)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2009
Revenues:
Gaming	$—	$834.9	$—	$—	$834.9
Food and beverage	—	55.2	—	—	55.2
Other	0.1	58.5	—	—	58.6
	0.1	948.6	—	—	948.7
Expenses:
Gaming	—	497.5	—	—	497.5
Food and beverage	—	53.8	—	—	53.8
General and administrative and other	56.5	210.2	(2.4)	—	264.3
Depreciation and amortization	5.4	88.8	1.2	—	95.4
Write downs, reserves, recoveries and impairments	—	25.6	8.7	—	34.3
	61.9	875.9	7.5	—	945.3
Operating income (loss)	(61.8)	72.7	(7.5)	—	3.4
Equity earnings of subsidiaries	(126.4)	(2.7)	—	129.1	—
Loss on early extinguishment of debt	(9.5)	—	—	—	(9.5)
Gain on sale of equity securities	6.0	—	6.9	—	12.9
Interest (expense) and non-operating income, net	(83.9)	13.7	—	—	(70.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(275.6)	83.7	(0.6)	129.1	(63.4)
Management fee and inter-company interest	17.0	(17.0)	—	—	—
Income tax benefit	0.3	—	—	—	0.3
Income (loss) from continuing operations	(258.3)	66.7	(0.6)	129.1	(63.1)
Income (loss) from discontinued operations, net of taxes	—	(197.9)	2.7	—	(195.2)
Net income (loss)	$(258.3)	$(131.2)	$2.1	$129.1	$(258.3)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2011
Current assets, excluding discontinued operations	$23.2	$78.6	$15.2	$—	$117.0
Property and equipment, net	20.3	1,494.2	0.5	—	1,515.0
Other non-current assets	58.5	88.4	—	—	146.9
Investment in subsidiaries	1,692.9	—	—	(1,692.9)	—
Equity method investment	—	—	97.8	—	97.8
Assets of discontinued operations held for sale	—	74.5	—	(0.6)	73.9
Inter-company	1.2	—	—	(1.2)	—
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6
Current liabilities, excluding discontinued operations	$38.8	$140.0	$0.3	$—	$179.1
Notes payable, long term	1,223.3	0.5	—	—	1,223.8
Other non-current liabilities	14.6	10.8	—	—	25.4
Liabilities of discontinued operations held for sale	—	2.9	—	—	2.9
Inter-company	—	—	1.2	(1.2)	—
Equity	519.4	1,581.5	112.0	(1,693.5)	519.4
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6

As of December 31, 2010
Current assets, excluding discontinued operations	$84.0	$75.2	$77.2	$—	$236.4
Property and equipment, net	13.0	1,426.0	0.5	—	1,439.5
Other non-current assets	59.3	51.5	—	—	110.8
Investment in subsidiaries	1,585.3	—	—	(1,585.3)	—
Assets of discontinued operations held for sale	—	97.4	0.3	(0.6)	97.1
Inter-company	1.2	—	—	(1.2)	—
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8
Current liabilities, excluding discontinued operations	$45.1	$121.9	$0.1	$—	$167.1
Notes payable, long term	1,176.0	0.7	—	—	1,176.7
Other non-current liabilities	14.3	11.4	—	—	25.7
Liabilities of discontinued operations held for sale	—	6.9	—	—	6.9
Inter-company	—	—	1.2	(1.2)	—
Equity	507.4	1,509.2	76.7	(1,585.9)	507.4
	$1,742.8	$1,650.1	$78.0	$(1,587.1)	$1,883.8

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Cash Flows
For the year ended December 31, 2011
Cash provided by (used in) operating activities	$(95.0)	$190.4	$(0.1)	$36.5	$131.8
Capital expenditures and other	(11.1)	(184.0)	(98.2)	—	(293.3)
Cash provided by (used in) investing activities	(11.1)	(184.0)	(98.2)	—	(293.3)
Change in notes payable and other	46.4	—	36.5	(36.5)	46.4
Cash provided by financing activities	46.4	—	36.5	(36.5)	46.4
Increase (decrease) in cash and cash equivalents	(59.7)	6.4	(61.8)	—	(115.1)
Cash and cash equivalents, beginning of period	77.0	41.6	76.8	—	195.4
Cash and cash equivalents, end of period	$17.3	$48.0	$15.0	$—	$80.3

For the year ended December 31, 2010
Cash provided by (used in) operating activities	$(32.0)	$160.7	$(40.1)	$—	$88.6
Capital expenditures and other	(0.7)	(175.8)	45.9	—	(130.6)
Cash provided by (used) in investing activities	(0.7)	(175.8)	45.9	—	(130.6)
Change in notes payable and other	108.2	—	—	—	108.2
Cash provided by (used in) financing activities	108.2	—	—	—	108.2
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash and cash equivalents	75.5	(15.1)	5.4	—	65.8
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$77.0	$41.6	$76.8	$—	$195.4

For the year ended December 31, 2009
Cash provided by (used in) operating activities	$(108.1)	$226.8	$1.5	$—	$120.2
Capital expenditures and other	(3.8)	(221.4)	(1.2)	—	(226.4)
Proceeds from sale of equity securities and other	10.1	0.3	13.6	—	24.0
Cash used in investing activities	6.3	(221.1)	12.4	—	(202.4)
Change in notes payable and other	96.6	—	—	—	96.6
Cash provided by (used in) financing activities	96.6	—	—	—	96.6
Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)
Increase (decrease) in cash and cash equivalents	(5.2)	5.7	13.3	—	13.8
Cash and cash equivalents, beginning of period	6.7	51.0	58.1	—	115.8
Cash and cash equivalents, end of period	$1.5	$56.7	$71.4	$—	$129.6

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

(b)
PNK Development 11, LLC, which, as of December 31, 2011, held approximately $4.5 million in cash and cash equivalents, is our only material non-guarantor of our senior and senior subordinated notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $10.5 million in cash and cash equivalents as of December 31, 2011, a subsidiary that owns 26% of the equity interest of ACDL, and a subsidiary that owns $10.0 million in aggregate principal amount of our 7.50% Notes.

Note 13—Segment Information
We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to income (loss) from continuing operations for the years ended December 31, 2011, 2010 and 2009. Prior year amounts have been updated for discontinued operations.

	For the year ended December 31,
	2011	2010	2009
	(in millions)
Revenues:
L’Auberge Lake Charles	$375.4	$342.0	$339.0
St. Louis (a)	382.0	337.1	219.0
Boomtown New Orleans	133.6	139.1	137.7
Belterra Casino Resort	154.8	152.1	161.9
Boomtown Bossier City	85.0	87.9	90.9
River Downs	10.3	—	—
Other	0.1	0.4	0.1
Total Revenue	$1,141.2	$1,058.6	$948.6
Adjusted EBITDA: (b)
L’Auberge Lake Charles	$103.9	$92.9	$79.2
St. Louis (a)	86.5	62.3	42.0
Boomtown New Orleans	44.9	43.9	37.6
Belterra Casino Resort	28.6	30.0	26.5
Boomtown Bossier City	18.8	20.2	19.2
River Downs	(2.2)	—	—
	280.5	249.3	204.5
Corporate expenses (c)	(28.4)	(35.7)	(41.3)
Consolidated Adjusted EBITDA (b)	$252.1	$213.6	$163.2
Other income (expense):
Depreciation and amortization	(103.9)	(109.7)	(95.4)
Pre-opening and development costs	(8.8)	(13.6)	(16.6)
Non-cash share-based compensation	(6.6)	(6.1)	(13.5)
Impairment of indefinite-lived intangible assets	—	(11.5)	—
Impairment of land and development costs	—	(23.7)	(24.1)
Impairment of buildings, riverboats and equipment	—	(0.4)	(9.1)
Write-downs, reserves and recoveries, net	(4.2)	3.7	(1.2)
Interest expense, net of capitalized interest	(95.7)	(103.1)	(70.3)
Gain on sale of equity securities	—	—	12.9
Loss from equity method investment	(0.6)	—	—
Loss on early extinguishment of debt	(0.2)	(1.9)	(9.5)
Other non-operating income	0.4	0.2	0.2
Income tax benefit (expense)	(2.3)	11.7	0.3
Income (loss) from continuing operations	$30.2	$(40.8)	$(63.1)

Capital expenditures
L’Auberge Lake Charles	$20.0	$10.7	$5.4
St. Louis (a)	13.8	77.9	178.9
Boomtown New Orleans	4.9	3.4	5.7
Belterra Casino Resort	3.2	8.6	7.0
Boomtown Bossier City	2.9	3.5	4.2
River Downs (d)	0.1	—	—
Corporate and other, including development projects (e)	108.6	53.4	25.2
	$153.5	$157.5	$226.4

	December 31,
	2011	2010	2009
	(in millions)
Assets:
L’Auberge Lake Charles	$317.3	$314.8	$331.0
St. Louis (a)	752.0	790.0	507.9
Boomtown New Orleans	62.4	64.0	74.3
Belterra Casino Resort	180.0	188.6	193.6
Boomtown Bossier City	86.1	88.9	92.1
River Downs	45.5	—	—
Corporate and other, including development projects and discontinued operations	507.3	437.5	645.0
	$1,950.6	$1,883.8	$1,843.9

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)
We define Consolidated Adjusted EBITDA as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense, income (loss) from equity method investments, loss on early extinguishment of debt, loss on sale of discontinued operations, discontinued operations and income taxes. We define Adjusted EBITDA for each segment as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense and income taxes. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately; as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Capital expenditures for our River Downs segment includes items purchased since the initial acquisition of the racetrack in January 2011 and exclude the initial purchase price.

(e)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the year ended December 31,
	2011	2010	2009
	(in millions)
L’Auberge Baton Rouge	$96.9	$32.0	$2.1
Sugarcane Bay	$0.3	$15.8	$14.3

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2011 and 2010:

	2011
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$275.8	$295.9	$289.4	$280.1
Operating income	37.1	37.5	22.0	32.1
Income (loss) from continuing operations	17.7	11.8	(5.2)	5.9
Income (loss) from discontinued operations, net of taxes	7.3	(12.6)	(23.9)	(3.5)
Net income (loss)	$25.0	$(0.8)	$(29.1)	$2.4
Per Share Data—Basic (a)
Income (loss) from continuing operations	$0.28	$0.19	$(0.08)	$0.10
Income (loss) from discontinued operations, net of taxes	0.12	(0.20)	(0.39)	(0.06)
Net income (loss)—basic	$0.40	$(0.01)	$(0.47)	$0.04
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$0.28	$0.19	$(0.08)	$0.10
Income (loss) from discontinued operations, net of taxes	0.12	(0.20)	(0.39)	(0.06)
Net income (loss)—diluted	$0.40	$(0.01)	$(0.47)	$0.04

	2010
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$265.7	$275.9	$263.2	$253.7
Operating income (loss)	18.7	23.5	(15.6)	25.6
Income (loss) from continuing operations	(3.6)	0.9	(40.7)	2.5
Income (loss) from discontinued operations, net of taxes	(6.5)	(1.7)	(8.6)	34.2
Net income (loss)	$(10.1)	$(0.8)	$(49.3)	$36.7
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.05)	$0.02	$(0.67)	$0.04
Income (loss) from discontinued operations, net of taxes	(0.11)	(0.03)	(0.14)	0.57
Net income (loss)—basic	$(0.16)	$(0.01)	$(0.81)	$0.61
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.05)	$0.02	$(0.67)	$0.04
Income (loss) from discontinued operations, net of taxes	(0.11)	(0.03)	(0.14)	0.56
Net income (loss)—diluted	$(0.16)	$(0.01)	$(0.81)	$0.60

(a)
Net income (loss) per share calculations for each quarter is based on the weighted average number of shares outstanding during the respective periods; accordingly, the sum of the quarters may not equal the full-year income (loss) per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure Controls and Procedures: The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2011 the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting: As further discussed in our Quarterly Report on Form 10-Q/A filed on November 2, 2011, in October 2011, management, including our CEO and CFO, and with the concurrence of the Audit Committee, identified a material weakness in our internal control over financial reporting for the expenses related to our mychoice customer loyalty program. Our processes, procedures and controls related to financial reporting were not effective to ensure that the proper accounting treatment of the mychoice customer loyalty program expenses was used. Specifically, our processes and procedures did not provide for sufficient accounting analysis and communications about the details of our mychoice customer loyalty program to ensure proper accounting treatment under U.S. GAAP. This material weakness resulted in the restatement for a material error in the expenses related to the mychoice customer loyalty program in our condensed consolidated financial statements for the quarter ended June 30, 2011.

To remediate this material weakness, we performed a review of all of the details of the mychoice customer loyalty program and have concluded we have expensed all appropriate costs of the mychoice customer loyalty program benefits in accordance with U.S. GAAP for the year ended December 31, 2011. As part of our Sarbanes-Oxley compliance, we enhanced our internal control over financial reporting surrounding the accounting for our mychoice customer loyalty program, which includes an analysis by our accounting and internal audit personnel each quarter of the accounting implications of the costs associated with the mychoice customer loyalty program benefits. The Audit Committee has reviewed these remediation measures and monitored the implementation thereof. We believe these actions have remediated the material weakness identified and have strengthened our internal control over financial reporting.

Except as noted above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP has issued an attestation report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:
We have audited Pinnacle Entertainment, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Entertainment Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Pinnacle Entertainment Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2012

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2.	Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	99
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

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

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

4.8†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

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

Exhibit
Number	Description of Exhibit
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

4.16†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.17†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.18†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.19†
Form of Director Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.20†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

4.21*†	Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.22*†	Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.23*†	Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.24*†	Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.25*†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant).

4.26*†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant).

4.27†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.28†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.29
Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.30
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (SEC File No. 001-13641).

4.31
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

4.32
Third Supplemental Indenture, dated as of January 26, 2011, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.33
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.34
Fifth Supplemental Indenture, dated as of January 28, 2011, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.35
Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.36
Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.37
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

4.38
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.39
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.40
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.41
Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.42
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

4.43
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.44
First Supplemental Indenture, dated as of January 26, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.45
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.46
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.47
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.48
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

10.2
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

Exhibit
Number	Description of Exhibit
10.4
Fourth Amended and Restated Credit Agreement, dated as of August 2, 2011, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.Morgan Securities LLC as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as the Syndication Agents, UBS Securities LLC and Capital One National Association as the Senior Managing Agents, and Barclays Bank PLC, as the Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.5
Waiver to Fourth Amended and Restated Credit Agreement, dated as of November 1, 2011, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2011. (SEC File No. 001-13641).

10.6†
Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.7†
Separation Agreement dated as of November 7, 2009 between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2009. (SEC File No. 001-13641).

10.8†
Amendment to Separation Agreement, effective February 11, 2010, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.9†
Employment Agreement, entered into on March 13, 2010 and effective as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.10†
Amended and Restated Employment Agreement, dated March 1, 2011, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.11†
First Amendment to Amended and Restated Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

10.12†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.13†
Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Stephen H. Capp is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2011. (SEC File No. 001-13641).

10.14†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.15†
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

Exhibit
Number	Description of Exhibit
10.17†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.18†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011. (SEC File No. 001-13641).

10.19†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

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

10.25†
Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Clifford D. Kortman is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.26*†	Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux.

10.27*†	First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux.

10.28*†	Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.29*†	First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.30*†	Summary of Director Compensation.

10.31†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.32†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.33†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.34
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

10.35
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

10.37
Ground Lease Agreement executed as of August 21, 2003, effective as of August 19, 2002, by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.38
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.39
Exercising of Option to Lease Immovable Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.40
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company's Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.41
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

10.43
Third Amendment to the Redevelopment Agreement dated August 21, 2006 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.44
Fourth Amendment to the Redevelopment Agreement dated March 28, 2008 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.45
Fifth Amendment to the Redevelopment Agreement dated February 23, 2011 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

10.46
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.47
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.48
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.49
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.50
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.51
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.52
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.53
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.54
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011. (SEC File No. 001-13641).

10.55
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.56
Settlement Agreement and Mutual Release, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

10.57
Memorandum of Understanding, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.58
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.59
First Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011. (SEC File No. 001-13641).

10.60
Second Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2011. (SEC File No. 001-13641).

10.61
Asset Purchase Agreement, dated November 24, 2010, between Pinnacle Entertainment, Inc., PNK (Ohio), LLC, River Downs Investment Company, River Downs Jockey Club, Incorporated, River Downs Turf Club, Incorporated, and Ohio Valley Concessions, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 26, 2010. (SEC File No. 001-13641).

10.62
Sale and Purchase Agreement, dated April 29, 2010, between Casino Magic Corp., Casino Magic Management Services Corp., Casino Club S.A., Da Silvano S.A., Compañía Gerenciadora de Inversiones S.A. and Correon S.A. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 7, 2010. (SEC File No. 001-13641).

10.63
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.64
Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (CANADA) LTD. is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. (SEC File No. 001-13641).

10.65
Shareholders Agreement, dated August 8, 2011, between PNK Development 18, LLC, Harbinger II S.a.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Breakaway ACDL, Inc. and Asian Coast Development (Canada) Ltd. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on November 8, 2011. (SEC File No. 001-13641).

10.66*	Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc.

10.67*	Sixth Amendment to the Redevelopment Agreement dated January 30, 2012 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.68*†	Stock Option Grant Notice and Stock Option Agreement (Stock Option Exchange Program), dated September 14, 2011, by and between Pinnacle Entertainment, Inc. and Daniel Boudreaux.

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit
Number	Description of Exhibit
32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i)Consolidated Balance Sheets,
(ii)Consolidated Statements of Operations,
(iii)Consolidated Statements of Changes in Stockholders' Equity,
(iv)Consolidated Statements of Cash Flows; and
(v)Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	February 29, 2012	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Dated:	February 29, 2012
Anthony M. Sanfilippo
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Dated:	February 29, 2012
Carlos A. Ruisanchez
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Stephen C. Comer	Dated:	February 29, 2012
Stephen C. Comer
Director

By:	/s/ John V. Giovenco	Dated:	February 29, 2012
John V. Giovenco
Director

By:	/s/ Richard J. Goeglein	Dated:	February 29, 2012
Richard J. Goeglein
Director

By:	/s/ Bruce A. Leslie	Dated:	February 29, 2012
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Dated:	February 29, 2012
James L. Martineau
Director

By:	/s/ Lynn P. Reitnouer	Dated:	February 29, 2012
Lynn P. Reitnouer
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2009, 2010 and 2011
(amounts in thousands)

	As of	2009		As of	2010		As of	2011		As of
Description	1/1/2009	Additions	Deductions	12/31/2009	Additions	Deductions	12/31/2010	Additions	Deductions	12/31/2011
Allowance for doubtful accounts	$5,552	$2,230	$(3,429)	$4,353	$1,144	$(2,720)	$2,777	$2,908	$(967)	$4,718

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

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

4.8†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

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

Exhibit
Number	Description of Exhibit
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

4.16†
Nonqualified Stock Option Agreement dated as of August 1, 2008 by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.17†
Form of Stock Option Grant Notice and Form of Stock Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.18†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.19†
Form of Director Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed on November 23, 2010. (SEC File No. 333-170796).

4.20†
Form of Grant of Other Stock Unit Awards for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

4.21*†	Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.22*†	Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.23*†	Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.24*†	Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.25*†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant).

4.26*†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant).

4.27†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.28†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.29
Indenture dated as of June 8, 2007, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.30
First Supplemental Indenture, dated as of July 16, 2009, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., is hereby incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. (SEC File No. 001-13641).

4.31
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

4.32
Third Supplemental Indenture, dated as of January 26, 2011, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.33
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.34
Fifth Supplemental Indenture, dated as of January 28, 2011, governing the 7.50% Senior Subordinated Notes due 2015, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.35
Form of 7.50% Senior Subordinated Note due 2015 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 11, 2007. (SEC File No. 001-13641).

4.36
Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.37
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

4.38
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.39
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.40
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.41
Form of 8.625% Senior Note due 2017 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.42
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

4.43
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.44
First Supplemental Indenture, dated as of January 26, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.45
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.46
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.47
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.48
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

10.2
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

Exhibit
Number	Description of Exhibit
10.4
Fourth Amended and Restated Credit Agreement, dated as of August 2, 2011, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.Morgan Securities LLC as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as the Syndication Agents, UBS Securities LLC and Capital One National Association as the Senior Managing Agents, and Barclays Bank PLC, as the Administrative Agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.5
Waiver to Fourth Amended and Restated Credit Agreement, dated as of November 1, 2011, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2011. (SEC File No. 001-13641).

10.6†
Third Amended and Restated Employment Agreement, dated December 22, 2008, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.7†
Separation Agreement dated as of November 7, 2009 between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 12, 2009. (SEC File No. 001-13641).

10.8†
Amendment to Separation Agreement, effective February 11, 2010, between Pinnacle Entertainment, Inc. and Daniel R. Lee is hereby incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

10.9†
Employment Agreement, entered into on March 13, 2010 and effective as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

10.10†
Amended and Restated Employment Agreement, dated March 1, 2011, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.11†
First Amendment to Amended and Restated Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

10.12†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Stephen H. Capp is hereby incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.13†
Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Stephen H. Capp is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2011. (SEC File No. 001-13641).

10.14†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.15†
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

Exhibit
Number	Description of Exhibit
10.17†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.18†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011. (SEC File No. 001-13641).

10.19†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

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

10.25†
Separation Agreement and General Release, dated March 3, 2011, between Pinnacle Entertainment, Inc. and Clifford D. Kortman is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.26*†	Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux.

10.27*†	First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux.

10.28*†	Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.29*†	First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.30*†	Summary of Director Compensation.

10.31†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.32†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.33†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.34
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

10.35
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

10.37
Ground Lease Agreement executed as of August 21, 2003, effective as of August 19, 2002, by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.38
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.39
Exercising of Option to Lease Immovable Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.40
Redevelopment Agreement dated as of April 22, 2004 by and between the Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.43 to the Company's Amendment No. 1 to Registration Statement on Form S-4 filed on June 7, 2004. (SEC File No. 333-115557).

10.41
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

10.43
Third Amendment to the Redevelopment Agreement dated August 21, 2006 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 24, 2006. (SEC File No. 001-13641).

10.44
Fourth Amendment to the Redevelopment Agreement dated March 28, 2008 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.45
Fifth Amendment to the Redevelopment Agreement dated February 23, 2011 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

10.46
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.47
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.48
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.49
Third Amendment to Lease and Development Agreement dated as of August 11, 2006 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. (SEC File No. 001-13641).

10.50
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.51
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.52
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.53
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.54
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011. (SEC File No. 001-13641).

10.55
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.56
Settlement Agreement and Mutual Release, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2010. (SEC File No. 001-13641).

10.57
Memorandum of Understanding, effective February 3, 2010, between Pinnacle Entertainment, Inc. and RSUI Indemnity Company is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 8, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.58
Agreement for Guaranteed Maximum Price Construction Services, effective as of March 30, 2010, by and between PNK (Baton Rouge) Partnership and Manhattan Construction Company is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 5, 2010. (SEC File No. 001-13641).

10.59
First Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 1, 2011. (SEC File No. 001-13641).

10.60
Second Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of May 26, 2011, between PNK (Baton Rouge) Partnership and Manhattan Construction Company is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 1, 2011. (SEC File No. 001-13641).

10.61
Asset Purchase Agreement, dated November 24, 2010, between Pinnacle Entertainment, Inc., PNK (Ohio), LLC, River Downs Investment Company, River Downs Jockey Club, Incorporated, River Downs Turf Club, Incorporated, and Ohio Valley Concessions, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 26, 2010. (SEC File No. 001-13641).

10.62
Sale and Purchase Agreement, dated April 29, 2010, between Casino Magic Corp., Casino Magic Management Services Corp., Casino Club S.A., Da Silvano S.A., Compañía Gerenciadora de Inversiones S.A. and Correon S.A. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 7, 2010. (SEC File No. 001-13641).

10.63
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.64
Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (CANADA) LTD. is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. (SEC File No. 001-13641).

10.65
Shareholders Agreement, dated August 8, 2011, between PNK Development 18, LLC, Harbinger II S.a.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Breakaway ACDL, Inc. and Asian Coast Development (Canada) Ltd. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on November 8, 2011. (SEC File No. 001-13641).

10.66*	Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc.

10.67*	Sixth Amendment to the Redevelopment Agreement dated January 30, 2012 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.68*†	Stock Option Grant Notice and Stock Option Agreement (Stock Option Exchange Program), dated September 14, 2011, by and between Pinnacle Entertainment, Inc. and Daniel Boudreaux.

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit
Number	Description of Exhibit
32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i)Consolidated Balance Sheets,
(ii)Consolidated Statements of Operations,
(iii)Consolidated Statements of Changes in Stockholders' Equity,
(iv)Consolidated Statements of Cash Flows; and
(v)Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.