Form 10-Q
period 2012-03-31
PINNACLE ENTERTAINMENT INC.
filed 2012-05-10
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on May 7, 2012, the number of outstanding shares of the registrant’s common stock was 62,533,185.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2012	2011
Revenues:
Gaming	$259,662	$250,028
Food and beverage	16,201	15,587
Lodging	8,522	7,861
Retail, entertainment and other	8,600	6,671
Total revenues	292,985	280,147
Expenses and other costs:
Gaming	140,122	140,540
Food and beverage	16,656	15,969
Lodging	4,839	5,003
Retail, entertainment and other	4,102	3,266
General and administrative	54,760	54,264
Depreciation and amortization	26,246	26,152
Pre-opening and development costs	2,758	2,173
Write-downs, reserves and recoveries, net	8	691
Total expenses and other costs	249,491	248,058
Operating income	43,494	32,089
Interest expense, net of capitalized interest	(21,918)	(26,099)
Loss on early extinguishment of debt	(20,718)	—
Loss from equity method investments	(1,595)	—
Income (loss) from continuing operations before income taxes	(737)	5,990
Income tax (expense) benefit	411	(388)
Income (loss) from continuing operations	(326)	5,602
Loss from discontinued operations, net of income taxes	(683)	(3,241)
Net income (loss)	$(1,009)	$2,361
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.01)	$0.09
Loss from discontinued operations, net of income taxes	(0.01)	(0.05)
Net income (loss) per common share—basic	$(0.02)	$0.04
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.01)	$0.09
Loss from discontinued operations, net of income taxes	(0.01)	(0.05)
Net income (loss) per common share—diluted	$(0.02)	$0.04
Number of shares—basic	62,187	61,824
Number of shares—diluted	62,187	62,384
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2012	2011
Net income (loss)	$(1,009)	$2,361
Post-retirement plan benefit obligation, net of income taxes	5	5
Comprehensive income (loss)	$(1,004)	$2,366

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,664	$78,597
Accounts receivable, net of allowance for doubtful accounts of $6,938 and $4,718	17,179	19,565
Inventories	6,904	7,083
Prepaid expenses and other assets	11,515	11,758
Assets of discontinued operations held for sale	63,220	73,871
Total current assets	354,482	190,874
Restricted cash	6,330	6,451
Land, buildings, riverboats and equipment:
Land and land improvements	233,117	234,574
Buildings, riverboats and improvements	1,266,801	1,263,054
Furniture, fixtures and equipment	455,175	453,701
Construction in progress	242,601	173,303
Land, buildings, riverboats and equipment, gross	2,197,694	2,124,632
Less: accumulated depreciation	(632,872)	(609,603)
Land, buildings, riverboats and equipment, net	1,564,822	1,515,029
Goodwill	52,562	52,562
Equity method investment	98,730	97,795
Intangible assets, net	18,516	18,516
Other assets, net	76,945	69,392
Total assets	$2,172,387	$1,950,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,166	$46,135
Accrued interest	19,352	21,270
Accrued compensation	32,423	39,801
Accrued taxes	17,661	18,769
Other accrued liabilities	55,102	50,544
Deferred income taxes	2,426	2,426
Current portion of long-term debt	3,362	111
Liabilities of discontinued operations held for sale	2,668	2,923
Total current liabilities	186,160	181,979
Long-term debt less current portion	1,439,324	1,223,874
Other long-term liabilities	22,383	21,944
Deferred income taxes	3,430	3,430
Total liabilities	1,651,297	1,431,227
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 62,533,185 and 62,143,572 shares outstanding, net of treasury shares	6,455	6,416
Additional paid in capital	1,046,021	1,043,358
Retained deficit	(511,383)	(510,374)
Accumulated other comprehensive income	87	82
Treasury stock, at cost, 2,008,986 of treasury shares for both periods	(20,090)	(20,090)
Total stockholders’ equity	521,090	519,392
Total liabilities and stockholders' equity	$2,172,387	$1,950,619
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,009)	$2,361
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,252	26,699
Gain on disposal of assets	(1,993)	(232)
Loss from equity method investments	1,595	—
Loss on early extinguishment of debt	20,718	—
Reserve on uncollectible loan receivable	2,000	—
Impairment of land and development costs	—	301
Amortization of debt issuance costs	1,614	1,869
Share-based compensation expense	2,057	1,452
Change in income taxes	31	(2,444)
Changes in operating assets and liabilities:
Receivables, net	10,776	2,927
Prepaid expenses and other	2,042	1,859
Accounts payable, accrued expenses and other	(10,040)	(6,499)
Net cash provided by operating activities	54,043	28,293
Cash flows from investing activities:
Capital expenditures	(65,989)	(38,293)
Purchase of River Downs racetrack	—	(45,193)
Equity method investments, inclusive of capitalized interest	(2,530)	—
Proceeds from sale of property and equipment	3,647	923
Loans receivable	(2,000)	—
Net cash used in investing activities	(66,872)	(82,563)
Cash flows from financing activities:
Proceeds from Credit Facility	47,500	10,000
Repayments under Credit Facility	(103,500)	(10,000)
Proceeds from issuance of long-term debt	646,750	—
Repayment of long-term debt	(389,090)	(24)
Proceeds from common stock options exercised	612	2,361
Debt issuance and other financing costs	(12,737)	—
Net cash provided by financing activities	189,535	2,337
Increase (decrease) in cash and cash equivalents	176,706	(51,933)
Cash and cash equivalents at the beginning of the period	80,294	195,387
Cash and cash equivalents at the end of the period	$257,000	$143,454
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$22,310	$19,162
Cash payments (refunds) related to income taxes, net	12	(352)
Increase in construction-related deposits and liabilities	11,746	5,577
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. We also own 26% of the equity in Asian Coast Development (Canada), Ltd. ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City, which is accounted for under the equity method of accounting. For further details, see Note 6, Equity Method Investments. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and include the related results of operations in discontinued operations, including our Boomtown Reno property. For further information, see Note 7, Discontinued Operations. Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

We are also developing L'Auberge Baton Rouge in Baton Rouge, Louisiana, which we currently expect will open by Labor Day 2012. However, the ultimate opening date is dependent upon the construction progress and obtaining regulatory approvals, among other factors.

In April 2012, we entered into agreements to execute a series of transactions that would result in us acquiring 75.5% of the equity of Retama Partners, Ltd., the owner of the racing license for Retama Park Racetrack. Located approximately 20 miles northeast of downtown San Antonio, Texas, Retama Park is a class 1 pari-mutuel horse-racing track directly off of Interstate 35 in Selma, Texas.

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
The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2011.
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
We measure our liability for deferred compensation on a recurring basis. As of March 31, 2012, our liability for deferred compensation had a balance and fair value of $1.3 million and was valued using Level 1 inputs.
Land, Buildings, Riverboats and Equipment: Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $30.3 million at March 31, 2012 and December 31, 2011. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at March 31, 2012 relates primarily to our L'Auberge Baton Rouge project. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats and equipment are included in the determination of income.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or intangible assets during the three months ended March 31, 2012 and 2011, respectively.
The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at certain of our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At March 31, 2012 and December 31, 2011, we had accrued $12.3 million and $10.8 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.
Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended March 31,
	2012	2011
	(in millions)
Gaming taxes	$76.6	$74.9
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three months ended March 31, 2012 and 2011, respectively, they consist of the following:

	For the three months ended March 31,
	2012	2011
	(in millions)
Baton Rouge	$1.7	$1.0
Other	1.1	1.2
Total pre-opening and development costs	$2.8	$2.2
Earnings per Share: For the three months ended March 31, 2012, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such years and options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 0.4 million.
Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the money stock options and restricted stock units. We calculate the effect of dilutive securities using the treasury stock method. A total of 3.6 million out-of-money stock options were excluded from the calculation of diluted earnings per share for the three months ended March

31, 2011, because including them would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance regarding comprehensive income. An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total of other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. The amendments in this new guidance do not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with retrospective application. We adopted this guidance for the quarterly period ended March 31, 2012.
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

Note 2—Long-Term Debt
Long-term debt at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
	(in millions)
Senior Secured Credit Facility	$—	$56.0
Term Loan	321.8	—
7.75% Senior Subordinated Notes due 2022	325.0	—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	445.3	445.1
7.50% Senior Subordinated Notes due 2015	—	372.2
Other secured and unsecured notes payable	0.6	0.7
	1,442.7	1,224.0
Less current maturities	(3.4)	(0.1)
	$1,439.3	$1,223.9
Senior Secured Credit Facility: In August 2011, we entered into the Fourth Amended and Restated Credit Agreement for a $410 million credit facility ("Credit Facility"), which matures in August 2016. As of March 31, 2012, we had no borrowings outstanding under the Credit Facility, and had $11.1 million committed under letters of credit for various self-insurance programs.

Term Loan: On March 19, 2012, we entered into a $325 million Incremental Term Loan (the "Term Loan") under the Credit Facility. The Term Loan matures with all outstanding principal amounts due and payable March 19, 2019. The Term Loan requires payments of $3.25 million annually, payable in equal quarterly installments, with any remaining amount of the Term Loan required to be repaid in full on the maturity date. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. As discussed below, we used a portion of the Term Loan, to redeem a portion of our then existing 7.50% senior subordinated notes due 2015 ("7.50% Notes”).

7.75% Senior Subordinated Notes due 2022: On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued in a public offering pursuant to a Registration Statement on Form S-3 at par, with interest payable on April 1 and October 1 of each year, beginning, October 1, 2012. Net of initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $318.3 million. We used all of the net proceeds of the 7.75% Notes offering and a portion of the net proceeds from the Term Loan to redeem all $385 million in aggregate principal amount of our 7.50% Notes and to repay all $70 million in then outstanding revolving credit borrowings under the Credit Facility.

The 7.75% Notes are senior subordinated, unsecured obligations, and are subordinated in right of payment to all of our existing and future senior debt, including debt under the Credit Facility and the 8.625% senior notes due 2017, and rank equally with our existing and future senior subordinated debt, including our 8.75% senior subordinated notes due 2020. The 7.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 7.75% Notes are effectively subordinated to the Credit Facility, as well as any other secured debt which may be issued in the future.

7.50% Senior Subordinated Notes due 2015: In March 2012, we redeemed all $385 million in aggregate principal amount of our 7.50% Notes, of which we held $10 million. Holders were paid an aggregate of approximately $407 million, representing 103.75% of par, plus accrued and unpaid interest.

Loss on early extinguishment of debt: During the three months ended March 31, 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% Notes. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original discount costs. During the three months ended March 31, 2011 we had no such loss.
Interest expense, net of capitalized interest was as follows:

	For the three months ended March 31,
	2012	2011
	(in millions)
Interest expense before capitalization of interest	$27.3	$26.9
Less: capitalized interest	(5.4)	(0.8)
Total interest expense, net of capitalized interest	$21.9	$26.1

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to our Baton Rouge project and our investment in Asian Coast Development (Canada), Ltd. ("ACDL"). We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest.
Fair Value of Financial Instruments: The estimated fair value of our senior notes and senior subordinated notes was based on Level 2 inputs on or about March 31, 2012 and December 31, 2011, and the fair value of our credit facility was based on Level 2 inputs using estimated fair values of comparable debt instruments on or about March 31, 2012 and December 31, 2011. The estimated fair value of our long-term debt is as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Fair value of long term debt	$1,538.2	$1,243.5

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three months ended March 31, 2012 was a benefit of 55.8%, or $0.4 million, as compared to an expense of 6.5% or $0.4 million for the prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and a reserve for unrecognized tax benefits. In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax returns for the years 2009 and 2010. Our Indiana income tax filings for the years 2005, 2006, and 2007 are also currently under appeal. For further discussion, see Note 8, Commitments and Contingencies.

Note 4—Employee Benefit and Other Plans
Share-based Compensation: As of March 31, 2012, we had approximately 5.0 million share-based awards outstanding, approximately 0.3 million of which are restricted stock units and other share based awards, and the rest of which are common stock options. In addition, we had approximately 2.0 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2012	2011
	(in millions)
Share-based compensation expense	$2.0	$1.5

The unamortized compensation costs not yet expensed related to stock options totaled approximately $13.2 million at March 31, 2012 and the weighted average period over which the costs are expected to be recognized is approximately three years. The aggregate amount of cash we received from the exercise of stock options is described below. The associated shares were newly issued common stock.

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2012	5,336,929	$12.84
Granted	85,400	$11.02
Exercised	(69,250)	$8.19
Canceled, Forfeited	(329,950)	$17.65
Options outstanding at March 31, 2012	5,023,129	$12.56
Vested or expected to vest at a point in the future as of March 31, 2012	2,014,844	$11.65
Options exercisable at March 31, 2012	2,453,147	$13.56

The following information is provided for our stock options:

	For the three months ended March 31,
	2012	2011
Weighted-average grant date fair value	$5.67	$7.05
Non-vested Shares: The following table summarizes information related to our non-vested shares, which includes restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2012	224,970	$11.51
Granted	141,650	$11.10
Vested	(79,510)	$9.97
Canceled, Forfeited	—	$—
Unvested shares at March 31, 2012	287,110	$11.73

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $3.1 million at March 31, 2012 and the weighted average period over which the costs are expected to be recognized is approximately three years.

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2012	2011
	(in millions)
Loss (gain) on disposal of assets	$(2.0)	$0.7
Reserve on uncollectable loan receivable	$2.0	$—
Write-downs, reserves and recoveries, net	$—	$0.7
Loss (gain) on disposal of assets: During the three months ended March 31, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. This gain was offset by losses on disposals of slot and other equipment and write-off of design fees in the normal course of business. Our loss during the three months ended March 31, 2011 relates to the disposal of slot and other equipment at our properties.
Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to a company, and in February 2012, the borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As the result of the filing, we determined it was appropriate to fully reserve for the loan receivable.

Note 6— Equity Method Investments

We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is "other-than-temporary" based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

During the first quarter of 2012, we committed to invest $2.0 million in Farmworks, a land re-utilization project in Downtown St. Louis. We will receive credit for approximately $10.0 million towards our obligation to invest $50.0 million in St. Louis as a result of this transaction. This investment will be accounted for under the equity method.

In August 2011, we invested $95 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method, and a management agreement related to the second phase of the Ho Tram Strip project. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The first phase of the Ho Tram Strip, MGM Grand Ho Tram, is currently under construction with a planned opening in 2013. The second integrated resort of the Ho Tram Strip, for which we secured a management agreement in conjunction with our investment, will be jointly developed by Pinnacle and ACDL, and owned by ACDL.

Because the financial statements of ACDL are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one quarter lag. As ACDL is a development stage entity, their results included no revenues and a net loss of $5.9 million for the three months ended December 31, 2011. During the three months ended March 31, 2012, our proportional share of ACDL's losses totaled $1.6 million.

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

We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this operation, the investment will no longer qualify for capitalization of interest. Capitalized interest on this investment was $2.1 million for the three months ended March 31, 2012.

Although ACDL has obtained a portion of the funding for the first phase of the first integrated resort, there is a funding gap that will require additional capital to complete such first phase. It is uncertain whether ACDL will be able to obtain this funding or funds in a timely manner, or on acceptable terms, or at all. It is also uncertain whether the first phase of the first integrated resort will be completed or that any subsequent phases or the second integrated resort of the Ho Tram Strip will be developed. If ACDL is unable to build the resort complex as planned, it will have a negative impact on our investment in ACDL. ACDL's operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's or our control. The gaming elements of the businesses will be subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect ACDL's gaming operations. For a further discussion related to the risks associated with our investment in ACDL, please see Part II, Item 1A. Risk Factors.

Note 7—Discontinued Operations
Discontinued operations as of March 31, 2012 consist primarily of our Boomtown Reno operations and our Atlantic City operations.
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
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operation. Since that time, we have actively marketed the land and related operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect the business as discontinued operations and the related assets and liabilities as held for sale.
During 2011, the assessed value of our land in Atlantic City was reduced and we were awarded a property tax refund of $8.2 million, for which we recorded a gain and an associated receivable as of December 31, 2011. We collected the refund in February 2012.
Revenue, expense and net loss for discontinued operations are summarized as follows:

	For the three months ended March 31,
	2012	2011
	(in millions)
Revenues	$8.5	$7.8
Operating loss	$(0.8)	$(3.5)
Income tax benefit	0.1	0.3
Loss from discontinued operations, net of income taxes	$(0.7)	$(3.2)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Assets:
Property and equipment, net	$54.5	$54.4
Other assets, net	8.7	19.5
Total assets	$63.2	$73.9
Liabilities:
Total liabilities	$2.7	$2.9
Net assets	$60.5	$71.0

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: In April 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $229 million and currently provides for a guaranteed date of substantial completion of May 31, 2012. We expect L'Auberge Baton Rouge to open by Labor Day 2012. The guaranteed maximum price set by the amendment to the agreement is a portion of the total budget for the project of $368 million.
Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel ("Lumière Place"), we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. To date, we have invested or committed in partnership with other parties certain projects the provide us with approximately $13 million in credits toward investments under the redevelopment agreement. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay an additional annual service fee of $1.0 million, less applicable credits, in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted pro-rata for investments made, and by changes in the consumer price index. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375.0 million, pursuant to the agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, (b) a meeting room/event space with at least 10,000 square feet, and (c) a parking garage with a minimum of 1,600 parking spaces. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event that the second phase is not substantially completed by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages increases by $1.0 million hence, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million. Our previously announced $82.0 million expansion project at River City that is currently underway is expected to fulfill this commitment.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At March 31, 2012 and December 31, 2011, we had total self-insurance accruals of $14.5 million and $14.8 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gain from certain asset sales, including the sale of Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, the IDR issued a supplemental letter of findings that denied our protest on most counts. We believe our tax return position should be sustained on technical merits and intend to contest this matter in tax court. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. Accordingly, we continue to believe we have adequately reserved for the potential outcome.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary that owns 26% of the equity in ACDL; a subsidiary with approximately $8.0 million in cash and cash equivalents as of March 31, 2012; a subsidiary with approximately $15.1 million in cash and cash equivalents as of March 31, 2012; and certain non-material subsidiaries) have fully and unconditionally and jointly and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2012
Statement of Operations
Revenues:
Gaming	$—	$259.7	$—	$—	$259.7
Food and beverage	—	16.2	—	—	16.2
Other	—	17.1	—	—	17.1
	—	293.0	—	—	293.0
Expenses:
Gaming	—	140.1	—	—	140.1
Food and beverage	—	16.7	—	—	16.7
General and administrative and other	7.6	58.9	—	—	66.5
Depreciation and amortization	0.7	25.5	—	—	26.2
Write-downs, reserves and recoveries	—	(2.0)	2.0	—	—
	8.3	239.2	2.0	—	249.5
Operating income (loss)	(8.3)	53.8	(2.0)	—	43.5
Equity earnings of subsidiaries	47.1	—	—	(47.1)	—
Interest expense and non-operating income, net	(27.3)	3.3	2.1	—	(21.9)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(1.6)	—	(1.6)
Income (loss) from continuing operations before inter-company activity and income taxes	(9.2)	57.1	(1.5)	(47.1)	(0.7)
Management fee & inter-company interest	7.8	(5.7)	(2.1)	—	—
Income tax benefit	0.4	—	—	—	0.4
Income (loss) from continuing operations	(1.0)	51.4	(3.6)	(47.1)	(0.3)
Loss from discontinued operations, net of taxes	—	(0.7)	—	—	(0.7)
Net income (loss)	$(1.0)	$50.7	$(3.6)	$(47.1)	$(1.0)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2011
Statement of Operations
Revenues:
Gaming	$—	$250.0	$—	$—	$250.0
Food and beverage	—	15.6	—	—	15.6
Other	—	14.5	—	—	14.5
	—	280.1	—	—	280.1
Expenses:
Gaming	—	140.5	—	—	140.5
Food and beverage	—	16.0	—	—	16.0
General and administrative and other	10.2	54.4	—	—	64.6
Depreciation and amortization	0.9	25.3	—	—	26.2
Write-downs, reserves and recoveries	0.5	0.2	—	—	0.7
	11.6	236.4	—	—	248.0
Operating income (loss)	(11.6)	43.7	—	—	32.1
Equity earnings of subsidiaries	38.2	0.4	—	(38.6)	—
Interest expense and non-operating income, net	(26.9)	0.8	—	—	(26.1)
Loss on early extinguishment of debt	—	—	—	—	—
Income (loss) from continuing operations before inter-company activity and income taxes	(0.3)	44.9	—	(38.6)	6.0
Management fee & inter-company interest	3.1	(3.1)	—	—	—
Income tax expense	(0.4)	—	—	—	(0.4)
Income (loss) from continuing operations	2.4	41.8	—	(38.6)	5.6
Income (loss) from discontinued operations, net of taxes	—	(3.7)	0.5	—	(3.2)
Net income (loss)	$2.4	$38.1	$0.5	$(38.6)	$2.4

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of March 31, 2012
Balance Sheet
Current assets	$179.6	$88.5	$23.1	$—	$291.2
Property and equipment, net	21.9	1,542.4	0.5	—	1,564.8
Other non-current assets	66.0	88.4	—	—	154.4
Investment in subsidiaries	1,746.1	—	—	(1,746.1)	—
Equity method investment	—	—	98.7	—	98.7
Assets of discontinued operations held for sale	—	63.9	—	(0.6)	63.3
Inter-company	1.2	—	—	(1.2)	—
	$2,014.8	$1,783.2	$122.3	$(1,747.9)	$2,172.4
Current liabilities	$40.1	$143.3	$0.1	$—	$183.5
Notes payable, long term	1,438.8	0.5	—	—	1,439.3
Other non-current liabilities	14.8	11.0	—	—	25.8
Liabilities of discontinued operations held for sale	—	2.7	—	—	2.7
Inter-company	—	—	1.2	(1.2)	—
Equity	521.1	1,625.7	121.0	(1,746.7)	521.1
	$2,014.8	$1,783.2	$122.3	$(1,747.9)	$2,172.4
As of December 31, 2011
Balance Sheet
Current assets	$23.2	$78.6	$15.2	$—	$117.0
Property and equipment, net	20.3	1,494.2	0.5	—	1,515.0
Other non-current assets	58.5	88.4	—	—	146.9
Investment in subsidiaries	1,692.9	—	—	(1,692.9)	—
Equity method investment	—	—	97.8	—	97.8
Assets of discontinued operations held for sale	—	74.5	—	(0.6)	73.9
Inter-company	1.2	—	—	(1.2)	—
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6
Current liabilities	$38.8	$140.0	$0.3	$—	$179.1
Notes payable, long term	1,223.3	0.5	—	—	1,223.8
Other non-current liabilities	14.6	10.8	—	—	25.4
Liabilities of discontinued operations held for sale	—	2.9	—	—	2.9
Inter-company	—	—	1.2	(1.2)	—
Equity	519.4	1,581.5	112.0	(1,693.5)	519.4
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2012
Statement of Cash Flows
Cash provided by (used in) operating activities	$(29.0)	$70.4	$12.6	$—	$54.0
Capital expenditures and other	(2.3)	(60.1)	(4.5)	—	(66.9)
Cash provided by (used in) investing activities	(2.3)	(60.1)	(4.5)	—	(66.9)
Change in notes payable and other	189.6	—	—	—	189.6
Cash provided by financing activities	189.6	—	—	—	189.6
Increase (decrease) in cash and cash equivalents	158.3	10.3	8.1	—	176.7
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$175.6	$58.3	$23.1	$—	$257.0

For the three months ended March 31, 2011
Statement of Cash Flows
Cash provided by (used in) operating activities	$(55.7)	$84.4	$(0.4)	$—	$28.3
Capital expenditure and other	(4.9)	(78.1)	0.4	—	(82.6)
Cash provided by (used in) investing activities	(4.9)	(78.1)	0.4	—	(82.6)
Change in notes payable	2.3	—	—	—	2.3
Cash provided by financing activities	2.3	—	—	—	2.3
Effect of exchange rate changes on cash	—	—	—	—	—
Increase in cash and cash equivalents	(58.3)	6.3	—	—	(52.0)
Cash and cash equivalents, beginning of period	76.9	41.6	76.9	—	195.4
Cash and cash equivalents, end of period	$18.6	$47.9	$76.9	$—	$143.4
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

(b)
PNK Development 11, LLC, which, as of March 31, 2012, held approximately $15.1 million in cash and cash equivalents, is a material non-guarantor of our senior and senior subordinated notes. Other non-guarantor subsidiaries include, but are not limited to, a subsidiary with $8.0 million in cash and cash equivalents as of March 31, 2012.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
	(in millions)
Revenues:
L'Auberge Lake Charles	$96.9	$88.8
St. Louis (a)	100.4	93.5
Boomtown New Orleans	32.9	36.9
Belterra Casino Resort	38.3	36.7
Boomtown Bossier City	22.6	23.1
River Downs	1.9	1.1
Total Revenue	$293.0	$280.1
Adjusted EBITDA (b):
L'Auberge Lake Charles	$29.7	$25.6
St. Louis (a)	25.7	20.1
Boomtown New Orleans	11.0	13.1
Belterra Casino Resort	8.0	6.4
Boomtown Bossier City	5.9	5.8
River Downs	(0.4)	(0.3)
	79.9	70.7
Corporate expenses (c)	(5.4)	(8.0)
Consolidated Adjusted EBITDA (b)	74.5	62.7
Other benefits (costs):
Depreciation and amortization	(26.2)	(26.2)
Pre-opening and development costs	(2.8)	(2.2)
Share-based compensation expense	(2.0)	(1.5)
Write-downs, reserves and recoveries, net	—	(0.7)
Interest expense, net of capitalized interest	(21.9)	(26.1)
Loss from equity method investment	(1.6)	—
Loss on early extinguishment of debt	(20.7)	—
Income tax (expense) benefit	0.4	(0.4)
Income (loss) from continuing operations	$(0.3)	$5.6

	For the three months ended March 31,
	2012	2011
	(in millions)
Capital expenditures:
L'Auberge Lake Charles	$2.8	$3.5
St. Louis (a)	4.2	3.0
Boomtown New Orleans	1.1	1.0
Belterra Casino Resort	0.1	0.3
Boomtown Bossier City	0.8	1.0
River Downs	0.1	9.3
Corporate and other, including development projects and discontinued operations (d)	56.9	20.2
	$66.0	$38.3

	March 31, 2012	December 31, 2011
	(in millions)
Assets
L'Auberge Lake Charles	$311.6	$317.3
St. Louis (a)	757.1	752.0
Boomtown New Orleans	60.8	62.4
Belterra Casino Resort	174.4	180.0
Boomtown Bossier City	84.8	86.1
River Downs	45.4	45.5
Corporate and other, including development projects and discontinued operations	738.3	507.3
	$2,172.4	$1,950.6

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the three months ended March 31,
	2012	2011
	(in millions)
L'Auberge Baton Rouge	$54.5	$24.4

Note 11—Subsequent Events

On April 26, 2012, we announced that a wholly-owned subsidiary had entered into agreements to execute a series of transactions that would result in us acquiring 75.5% of the equity of the owner of Retama Park Racetrack's racing license. Under the terms of the agreements, we will pay $22.8 million to acquire the 75.5% stake, comprising a purchase of debt securities and other interests related to Retama Park for $7.8 million and cash consideration of $15.0 million that will be used primarily to refinance existing indebtedness and to provide working capital. The initial purchase of debt securities and other interests related to Retama Park closed in April 2012. The subsequent transactions are subject to the receipt of all applicable regulatory approvals and additional agreements with Retama Development Corporation ("RDC"), with closing expected by the end of 2012. In order to maintain continuity in the operation of Retama Park, we intend to provide bridge loans of up to $2.6 million to RDC in the near term, which are to be repaid upon closing of our investment with the cash consideration contributed in the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City, Louisiana. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio. We also own a 26% stake in Asian Coast Development (Canada), Ltd ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City.

We are also developing L'Auberge Baton Rouge in Baton Rouge, Louisiana, which we expect will open by Labor Day 2012. However, the ultimate opening date is dependent upon the progress of construction and obtaining regulatory approvals, among other factors.

In April 2012, we entered into agreements to execute a series of transactions that would result in the Company securing a 75.5% equity stake in Retama Partners, Ltd., the owner of the racing license for Retama Park Racetrack. Located approximately 20 miles northeast of downtown San Antonio, Texas, Retama Park is a class 1 pari-mutuel horse-racing track directly off of Interstate 35 in Selma, Texas.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2012 and 2011. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended March 31,
	2,012	2011
	(in millions)
Revenues:
L'Auberge Lake Charles	$96.9	$88.8
St. Louis (a)	100.4	93.5
Boomtown New Orleans	32.9	36.9
Belterra Casino Resort	38.3	36.7
Boomtown Bossier City	22.6	23.1
River Downs	1.9	1.1
Total Revenue	$293.0	$280.1
Adjusted EBITDA (b):
L'Auberge Lake Charles	$29.7	$25.6
St. Louis (a)	25.7	20.1
Boomtown New Orleans	11.0	13.1
Belterra Casino Resort	8.0	6.4
Boomtown Bossier City	5.9	5.8
River Downs	(0.4)	(0.3)
	79.9	70.7
Corporate expenses	(5.4)	(8.0)
Consolidated Adjusted EBITDA (b)	74.5	62.7
Other benefits (costs):
Depreciation and amortization	(26.2)	(26.2)
Pre-opening and development costs	(2.8)	(2.2)
Share-based compensation expense	(2.0)	(1.5)
Write-downs, reserves and recoveries, net	—	(0.7)
Interest expense, net of capitalized interest	(21.9)	(26.1)
Loss from equity method investment	(1.6)	—
Loss on early extinguishment of debt	(20.7)	—
Income tax (expense) benefit	0.4	(0.4)
Income (loss) from continuing operations	$(0.3)	$5.6

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Segment comparison of the three months ended March 31, 2012 and 2011

L'Auberge Lake Charles

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$85.7	$79.2	8.2%
Total revenues	96.9	88.8	9.1%
Operating income	23.9	20.2	18.3%
Adjusted EBITDA	29.7	25.6	16.0%
L'Auberge Lake Charles, our largest property, had a significant increase in revenues and Adjusted EBTIDA for the three months ended March 31, 2012 as compared to the prior-year period, as a result of the evolution of our marketing programs, a continued focus on the efficiency of the operation and proper utilization of assets. In addition, improvements made to the casino floor have helped increase gaming revenues. Operating efficiencies have been achieved through consolidating tasks through a shared services arrangement across our Louisiana properties.

St. Louis

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$87.5	$81.5	7.4%
Total revenues	100.4	93.5	7.4%
Operating income	11.6	6.5	78.5%
Adjusted EBITDA	25.7	20.1	27.9%
The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The significant increase in revenues is due to the maturation of River City, which opened in March 2010. Our combined monthly market share for our St. Louis properties increased over the prior-year period, reflecting the ramp-up of operations for River City. Adjusted EBITDA reflects the benefits of a heightened focus on operating efficiencies primarily realized through our shared services arrangement in this market. Beginning in the first quarter of 2012, we began accounting for medical claims through an enterprise-wide pooling of medical and related expenses, and allocating such expenses to each operating segment ratably based upon participant headcount. Previously, medical claims were expensed directly to the operating segment in which the participant resided. The use of medical claim pooling has no impact on Consolidated Adjusted EBITDA, but has impacted individual operating segments. In the first quarter of 2012, relative to using the prior medical expense allocation methodology, the use of medical pooling had a $0.9 million negative impact on Adjusted EBITDA for St. Louis.

Boomtown New Orleans

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$31.6	$35.6	(11.2)%
Total revenues	32.9	36.9	(10.8)%
Operating income	11.7	11.2	4.5%
Adjusted EBITDA	11.0	13.1	(16.0)%
Boomtown New Orleans' revenue and Adjusted EBITDA decreased for the three months ended March 31, 2012. Boomtown New Orleans continues to experience difficult comparisons due to last year's elevated local economy activity created by the Deep Horizon oil spill cleanup and recovery efforts. We are making select facility improvements to increase the property's competitiveness, and continue to refine marketing programs to drive additional profitable revenue.

Belterra Casino Resort

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$33.7	$32.0	5.3%
Total revenues	38.3	36.7	4.4%
Operating income	4.9	3.2	53.1%
Adjusted EBITDA	8.0	6.4	25.0%

During the three months ended March 31, 2012, revenues and Adjusted EBITDA for Belterra were higher in comparison to the prior-year period primarily due to the evolution of our marketing programs and expense controls. Due to the change in medical claims expense discussed above, the use of medical pooling had a $1.0 million favorable impact on Adjusted EBITDA for Belterra.

Boomtown Bossier City

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$21.1	$21.7	(2.8)%
Total revenues	22.6	23.1	(2.2)%
Operating income	4.3	4.2	2.4%
Adjusted EBITDA	5.9	5.8	1.7%
Boomtown Bossier City's revenues and Adjusted EBITDA for the three months ended March 31, 2012 were consistent with the results in the prior period. Boomtown Bossier City continues to face a very competitive operating environment, but cost discipline has permitted the property to drive Adjusted EBITDA growth despite revenue challenges.
River Downs

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$—	$—	—%
Total revenues	1.9	1.1	72.7%
Operating loss	(0.5)	(0.5)	—%
Adjusted EBITDA (loss)	(0.4)	(0.3)	33.3%
In January 2011, we completed the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio, for approximately $45.2 million. Increases are due to a full quarter of operations in 2012, as compared with a partial quarter in the prior year period.

Other factors affecting income from continuing operations
The following is a description of the other costs and benefits affecting income (loss) from continuing operations for the three months ended March 31, 2012 and 2011, respectively:

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Other benefits (costs):
Corporate expenses	$(5.4)	$(8.0)	(32.5)%
Depreciation and amortization	(26.2)	(26.2)	—%
Pre-opening and development costs	(2.8)	(2.2)	27.3%
Share-based compensation expense	(2.0)	(1.5)	33.3%
Write-downs, reserves and recoveries, net	—	(0.7)	NM
Loss from equity method investment	(1.6)	—	NM
Loss on early extinguishment of debt	(20.7)	—	NM
Interest expense, net of capitalized interest	(21.9)	(26.1)	(16.1)%
Income tax (expense) benefit	0.4	(0.4)	(200.0)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll and benefits, professional fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. The reduction in corporate overhead expense for the three months ended March 31, 2012 as compared to the prior year period was driven principally by the decrease in severance expense. The three months ended March 31, 2011 included $2.4 million in severance costs. Efforts to eliminate non-value added expenses at our Las Vegas headquarters, as well as the ramp up of cost savings related to our shared services center supporting our properites in the Midwest and Louisiana also contributed to the decline.
Depreciation and amortization expense was consistent for the three months ended March 31, 2012 as compared to the prior-year periods.
Pre-opening and development costs for the three months ended March 31, 2012 and 2011 consist of the following:

	For the three months ended March 31,
	2012	2011
	(in millions)
Baton Rouge	$1.7	$1.0
Other	1.1	1.2
Total pre-opening and development costs	$2.8	$2.2
Share-based compensation expense

	For the three months ended March 31,
	2012	2011
	(in millions)
Shared-based compensation expense	$2.0	$1.5
Share-based compensation expense relates to the theoretical value of options on the date of issuance and is not related to actual stock price performance. Share-based compensation expense increased in the three months ended March 31, 2012 as compared to the prior year period due the granting of stock options to employees as well as to two new board members who joined our board of directors in March 2012. Consistent with all board member grants, the options vested immediately.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2012	2011
	(in millions)
Loss (gain) on disposal of assets	$(2.0)	$0.7
Reserve on uncollectable loan receivable	$2.0	$—
Write-downs, reserves and recoveries, net	$—	$0.7

Loss (gain) on disposal of assets: During the three months ended March 31, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. This gain was offset by losses on disposals of slot and other equipment and a write-off of design fees in the normal course of business. Our loss during the three months ended March 31, 2011 relates to the disposal of slot and other equipment at our properties.

Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to a company, and in February 2012, the borrower filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As the result of the filing, we determined it was appropriate to fully reserve for the loan receivable.
Interest expense consists of the following:

	For the three months ended March 31,
	2012	2011
	(in millions)
Interest expense before capitalization of interest	$27.3	$26.9
Less: capitalized interest	(5.4)	(0.8)
Total interest expense, net of capitalized interest	$21.9	$26.1

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to our Baton Rouge project and our investment in Asian Coast Development (Canada), Ltd. ("ACDL"). We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest.

Loss on equity method investment: In August 2011, we invested $95 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method, and a management agreement related to the second phase of the Ho Tram Strip project. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the three months ended March 31, 2012, our proportional share of ACDL's losses totaled $1.6 million, which under our accounting policy reflects the loss of ACDL on a one quarter lag.

Although ACDL has obtained a portion of the funding for the first phase of the first integrated resort, there is a funding gap that will require additional capital to complete such first phase. It is uncertain whether ACDL will be able to obtain this funding or funds in a timely manner, or on acceptable terms, or at all. It is also uncertain whether the first phase of the first integrated resort will be completed or that any subsequent phases or the second integrated resort of the Ho Tram Strip will be developed. If ACDL is unable to build the resort complex as planned, it will have a negative impact on our investment in ACDL. ACDL's operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's or our control. The gaming elements of the businesses will be subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect ACDL's gaming operations. For a further discussion related to the risks associated with our investment in ACDL, please see Part II, Item 1A. Risk Factors.

Loss on early extinguishment of debt: During the three months ended March 31, 2012, we redeemed all $385 million in aggregate principal amount of its existing 7.50% senior subordinated notes due 2015. We recorded a $20.7 million loss on early extinguishment of debt as a result of this transaction, related to the redemption premium, the ratable write off of unamortized deferred financing fees and original issuance discounts.
Income taxes: Our effective income tax rate for continuing operations for the three months ended March 31, 2012 was a benefit of 55.8%, or $0.4 million, or as compared to an expense of 6.5% or $0.4 million for the prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and a reserve for unrecognized tax benefits. In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax returns for the years 2009 and 2010. Our Indiana income tax filings for the years 2005, 2006, and 2007 are also currently under appeal.
Discontinued operations: Discontinued operations as of March 31, 2012 consist primarily of our Boomtown Reno operations and our Atlantic City operations

Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations, which sale is expected to close in 2012. The proceeds from the transaction are expected to be approximately $12.9 million, with the potential for an additional $3.8 million if an option granted to the buyer is exercised to purchase our membership interest in PNK (Reno), LLC and additional land adjacent to Boomtown Reno. We will operate Boomtown Reno until the transaction closes. We expect no significant on-going costs with this operation after the transaction closes. In addition, we are currently marketing the additional excess land adjacent to our property as for sale. We have reflected the business as discontinued operations and the related assets and liabilities as held for sale.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operation. Since that time, we have actively marketed the land and related operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect the business as discontinued operations and the related assets and liabilities as held for sale.

During 2011, the assessed value of our land in Atlantic City was reduced and we were awarded a property tax refund of $8.2 million, for which we recorded a gain and an associated receivable as of December 31, 2011. We collected the refund in February 2012.
Revenue, expense and net loss for discontinued operations are summarized as follows:

	For the three months ended March 31,
	2012	2011
	(in millions)
Revenues	$8.5	$7.8
Operating loss	$(0.8)	$(3.5)
Income tax benefit	0.1	0.3
Loss from discontinued operations, net of income taxes	$(0.7)	$(3.2)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$54.5	$54.4
Other assets, net	8.7	19.5
	$63.2	$73.9
Liabilities:
Total liabilities	$2.7	$2.9
Net Assets	$60.5	$71.0

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2012, we held $255.7 million of cash and cash equivalents, not including $6.3 million of restricted cash. We estimate that approximately $65.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. We have a deposit in escrow with the Louisiana Gaming Control Board of $25.0 million related to the construction of our Baton Rouge project. As of March 31, 2012, we had no borrowings on our $410 million amended and restated credit facility and had $11.1 million committed under various letters of credit. In March 2012, we completed an offering of $325 million in 7.75% senior subordinated notes due 2022 and entered into a $325 million term loan, as discussed below. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs.

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

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Net cash provided by operating activities	$54.0	$28.3	90.8%
Net cash used in investing activities	$(66.9)	$(82.6)	(19.0)%
Net cash provided by financing activities	$189.5	$2.3	NM
Operating Cash Flow
Our cash provided by operating activities in the three months ended March 31, 2012, as compared to the prior-year period, increased due to improved results from operations. In addition, we received $8.2 million during the first quarter of 2012 related to a property tax refund from the City of Atlantic City, for which we recorded a gain and associated receivable as of December 31, 2011.
Investing Cash Flow

The following is a summary of our capital expenditures for the three months ended March 31, 2012 and 2011 by property or development project.

	For the three months ended March 31,
	2012	2011
	(in millions)
L'Auberge Baton Rouge	$54.5	$24.4
L’Auberge Lake Charles	2.8	3.5
Lumière Place Casino	2.0	2.2
River City	2.0	0.8
Boomtown New Orleans	1.1	1.0
Boomtown Bossier City	0.8	1.0
Belterra	0.1	0.3
Other	2.6	5.1
Total capital expenditures	$65.9	$38.3

We are in the process of constructing L'Auberge Baton Rouge in Baton Rouge, Louisiana. As of March 31, 2012, we have spent approximately $220.5 million of the total budget of approximately $368 million, excluding land costs and capitalized interest. We expect to open L'Auberge Baton Rouge by Labor Day 2012, subject to regulatory approvals.

During the first quarter of 2012, we broke ground on the construction of a 1,600 space parking structure at River City. We anticipate completion of this element of our River City expansion project by the end of 2012. The second phase of this expansion, a 200-room hotel and multi-purpose event center is expected to commence by the end of 2012 and be completed in late 2013. As of March 31, 2012, we have spent approximately $2.9 million of the $82 million River City expansion project.

We have begun design work for our anticipated project at River Downs in Cincinnati, Ohio. We are currently devising a master plan to redevelop River Downs into a premier gaming, racing and entertainment destination facility catering to the Cincinnati and surrounding markets. At this time, management does not have a scope, budget or timetable for completing such facilities.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments, fund the development of our projects, and explore other growth opportunities. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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

For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Financing Cash Flow

Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million. As March 31, 2012, we had $11.1 million committed under various letters of credit and no borrowings under our Credit Facility. The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of March 31, 2012, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 7.50 to 1.00; (2) minimum consolidated interest coverage ratio of 1.65 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of March 31, 2012, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries with approximately $23.1 million in cash and cash equivalents as of March 31, 2012; a subsidiary that holds our investment in ACDL; our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Term Loan

On March 19, 2012, as contemplated under the Credit Facility, we entered into an Incremental Facility Activation Notice and New Lender Supplement (the “Incremental Facility Notice”).

The Incremental Facility Notice notified the Administrative Agent of our activation of a $325 million Incremental Term Loan (the “Term Loan”) under the Credit Facility. We used a portion of the Term Loan, to redeem a portion of our then existing 7.50% senior subordinated notes due 2015. The Term Loan matures with all outstanding principal amounts due and payable on March 19, 2019, provided that such maturity date shall be accelerated to May 1, 2017, if any portion of our 8.625% senior notes due August 1, 2017 are outstanding on May 1, 2017. The Term Loan requires debt repayment obligations of $3.25 million per year payable in equal quarterly payments, with any remaining amount of the Term Loan required to be repaid in full on the maturity date. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%.

In connection with the Term Loan, we entered into the First Amendment to the Credit Facility (the “First Amendment”). The First Amendment made conforming amendments to the Credit Facility in connection with the Term Loan pursuant to the Incremental Facility Notice, including providing for a LIBOR floor of 1.0% for the Term Loan. In addition, the First Amendment provides that under the Credit Facility we will be required to maintain consolidated total leverage ratio from September 30, 2016 and thereafter of 4.50 to 1.00 and the consolidated interest coverage ratio from September 30, 2016 and thereafter of 2.00 to 1.00. The Incremental Facility Notice and First Amendment are considered loan documents under the Credit Facility and are governed by the terms and conditions set forth under the Credit Facility as described above.

Senior and Senior Subordinated Indebtedness

As of March 31, 2012, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% Notes. The 7.75% Notes were issued in a public offering pursuant to a Registration Statement on Form S-3, at par, with interest payable on April 1 and October 1 of each year, beginning October 1, 2012. Net of initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $318.3 million. We used all of the net proceeds of the 7.75% Notes offering and a portion of the net proceeds from the Term Loan to redeem all $385 million in aggregate principal amount of our 7.50% senior subordinated notes due 2015 and to repay all $70.0 million in then outstanding revolving credit borrowings under the Credit Facility.

The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our existing 8.75% Notes and 7.75% Notes.

The 8.75% Notes and 7.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors’ existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 8.75% Notes and 7.75% Notes. The 8.75% Notes and 7.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 8.75% Notes and the 7.75% Notes are subordinated to our 8.625% Notes and to our Credit Facility.

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of March 31, 2012.

The 8.625% Notes, 8.75% Notes and 7.75% Notes become callable at a premium over their face amount on August 1, 2013, May 15, 2015, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The following material changes occurred during the quarterly period ended March 31, 2012, to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

On March 19, 2012, we closed an offering of $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (the “7.75% Notes”). The terms of the 7.75% Notes are governed by the Indenture, dated as of March 19, 2012, by and among us, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.

On March 19, 2012, as contemplated under our Credit Facility, we entered into an Incremental Facility Activation Notice and New Lender Supplement (the “Incremental Facility Notice”). The Incremental Facility Notice notified the Administrative Agent of our activation of a $325 million Incremental Term Loan (the “Term Loan”) under the Credit Facility.

On March 19, 2012, we entered into the First Amendment to the Fourth Amended and Restated Credit Facility (the “First Amendment”). The First Amendment made conforming amendments to the Credit Facility in connection with the Term Loan pursuant to the Incremental Facility Notice, including providing for a LIBOR floor of 1.0% for the Term Loan. In addition, the First Amendment provides that under the Credit Facility we will be required to maintain consolidated total leverage ratio from September 30, 2016 and thereafter of 4.50 to 1.00 and the consolidated interest coverage ratio from September 30, 2016 and thereafter of 2.00 to 1.00. The Incremental Facility Notice and the First Amendment are considered loan documents under the Credit Facility and are governed by the Credit Facility.

For a further discussion regarding the offering of 7.75% Notes and the Term Loan, please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no newly identified critical accounting policies and estimates in the first quarter of 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, our ability to sell or otherwise dispose of discontinued operations, our ability to enter into an agreement to sell Boomtown Reno, the ability of ACDL to fund the development of the Ho Tram Strip project and each of its phases, our ability to close on our investment in Retama Partners, Ltd., the owners of the license of Retama Park Racetrack, the state of the economy, the budget of our Baton Rouge project and other various projects, anticipated completion and opening schedule of our various projects, anticipated results for our various projects, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, gaming becoming legal at Texas racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed below, in addition to general domestic and international economic and political conditions, as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described below, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	our business is particularly sensitive to reductions in consumers' discretionary spending as a result of recent downturns in the economy or other changes we cannot accurately predict;

•	the global financial crisis and recession has affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict;

•
our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness;

•
our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations;

•	our indebtedness imposes restrictive covenants on us;

•
the gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states such as Texas, Kentucky, Ohio and Illinois or through Native American gaming facilities and internet gaming, could adversely affect our financial results;

•	subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital;

•	we may not meet the conditions for the maintenance of the license that we plan to utilize for L'Auberge Baton Rouge;

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

•
we derived 52% of our revenues in 2011 from our casinos located in Louisiana and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area an din the states from which we draw patrons;

•	some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino;

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

•
we face many risks associated with our investment in a privately held company, ACDL, that is developing a complex of integrated resorts in Vietnam, such as ACDL's ability to raise capital to complete the first phase of first integrated resort and to fund the development of subsequent phases of the planned resort complex, among other risks;

•
adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operating could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties;

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

•	we may incur property or other losses that are not adequately covered by insurance, which may harm our results of operations;

•
our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security system and all of our slot machines are controlled by computers and reliant on electrical power to operate;

•	climate change, climate change regulations and greenhouse effects could adversely impact our operations and markets;

•	work stoppages, organizing drives and other labor problems could interrupt our future profits;

•	we are subject to litigation which, if adversely determined, could cause us to incur substantial losses;

•	we face environmental and archaeological regulation of our real estate;

•
our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is a loss, disclosure or misappropriation of or access to our customers' or our business partners' or our own information or other breaches of our information security;

•	we face risks associated with growth and acquisitions;

•	the market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Quarterly Report on Form 10-Q, as well as the "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2012, we had $11.1 million committed under various letters of credit under our Credit Facility and no borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25% as of March 31, 2012. In addition, we had $325 million outstanding under a Term Loan under our Credit Facility. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. The Term Loan currently bears interest at 4.0%.
As of March 31, 2012, if LIBOR rates were to decrease by one percentage point, our annual interest expense would not decrease, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.8 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2012. At March 31, 2012, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—%	—%	—%	—%	—%	—%	—%
Term Loan	$2,438	$3,250	$3,250	$3,250	$3,250	$309,562	$325,000	$326,219
Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$339,625
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.625% Notes	$—	$—	$—	$—	$—	$450,000	$450,000	$489,375
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$382,375
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
All Other	$84	$115	$120	$124	$129	$53	$625	$625
Interest Rate	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%	3.57%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following is a modified risk factor that should be read in conjunction with the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

We face many risks associated with our investment in a privately held company, ACDL, that is developing a complex of integrated resorts in Vietnam, such as ACDL's ability to raise capital to complete the first phase of first integrated resort and to fund the development of subsequent phases of the planned resort complex, among other risks.

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

ACDL is currently constructing and developing the first phase of the first integrated resort of the planned resort complex in the Ho Tram Strip. Although ACDL has obtained a portion of the funding for the first phase of the first integrated resort, there is a funding gap that will require additional capital to complete such first phase. ACDL also needs to obtain a working capital credit facility prior to opening. It is uncertain whether the first phase will be completed. If the first phase is not completed, this would have a negative impact on our investment in ACDL.

With respect to the funding commitments that ACDL has already obtained for such first phase, ACDL is relying on various agreements with both Vietnamese financial institutions and Harbinger (collectively, the “ACDL Lenders”) to provide funding for construction of the first phase of the first integrated resort, which will require ACDL to comply with certain covenants and conditions. As a result, it is uncertain whether ACDL will be able to comply with these covenants and conditions. In addition, it is uncertain whether the ACDL Lenders will continue to have the financial capacity to comply with such obligations to fund their respective obligations. In the event that the ACDL Lenders do not fund their financial obligations, it is uncertain whether ACDL will be able to replace the ACDL Lenders in a timely manner, or at all, or on terms that are acceptable to ACDL and its shareholders.

In the future, ACDL will need to obtain funding for subsequent phases of the planned resort complex. It is uncertain whether any subsequent phases of the first integrated resort or the second integrated resort of the Ho Tram Strip will be developed. If ACDL is unable to build the resort complex as planned, it will have a negative impact on our investment in ACDL. Further, the resorts in the Ho Tram Strip will be new developments with no history of operations. It is uncertain whether ACDL will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to the Ho Tram Strip to make its operations profitable.

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
1.1
Underwriting Agreement, dated March 5, 2012, by and among Pinnacle Entertainment, Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as Representatives of the several underwriters named therein is incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

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

4.1
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.2	Form of 7.75% Senior Subordinated Note due 2022 is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.3*	Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc.

10.1
Consent Under Fourth Amended and Restated Credit Agreement, dated March 5, 2012, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

10.2
Incremental Facility Activation Notice and New Lender Supplement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., Barclays Bank, PLC, as the administrative agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.3
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc. and Barclays Bank, PLC, as the administrative agent is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.4†
Employment Agreement, dated April 5, 2012, between Pinnacle Entertainment, Inc. and John A. Godfrey is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2012. (SEC File No. 001-13641).

10.5*†	Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate.

10.6*†	Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial Statements from Pinnacle Entertainment Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Statements of Operations;
(ii) unaudited Condensed Consolidated Statements of Comprehensive Income;
(iii) unaudited Condensed Consolidated Balance Sheets;
(iv) unaudited Condensed Consolidated Statements of Cash Flows; and
(v) Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	May 9, 2012	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
1.1
Underwriting Agreement, dated March 5, 2012, by and among Pinnacle Entertainment, Inc., the subsidiary guarantors named therein and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Credit Agricole Securities (USA) Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as Representatives of the several underwriters named therein is incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

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

4.1
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.2	Form of 7.75% Senior Subordinated Note due 2022 is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.3*	Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc.

10.1
Consent Under Fourth Amended and Restated Credit Agreement, dated March 5, 2012, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

10.2
Incremental Facility Activation Notice and New Lender Supplement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., Barclays Bank, PLC, as the administrative agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.3
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc. and Barclays Bank, PLC, as the administrative agent is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.4†
Employment Agreement, dated April 5, 2012, between Pinnacle Entertainment, Inc. and John A. Godfrey is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2012. (SEC File No. 001-13641).

10.5*†	Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate.

10.6*†	Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial Statements from Pinnacle Entertainment Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Statements of Operations;
(ii) unaudited Condensed Consolidated Statements of Comprehensive Income;
(iii) unaudited Condensed Consolidated Balance Sheets;
(iv) unaudited Condensed Consolidated Statements of Cash Flows; and
(v) Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.