Form 10-Q/A
period 2011-09-30
PINNACLE ENTERTAINMENT INC.
filed 2012-05-16
CIK 356213

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No. 1”) of Pinnacle Entertainment, Inc. (the “Company”) for the three and nine months ended September 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2011 (the “Form 10-Q”), is being filed to correct clerical errors in the certifications which were included in Exhibit 32 to the Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. As a result, the Company has included new certifications as reflected in Exhibits 31.1, 31.2 and 32. No other changes have been made to the Form 10-Q.

Except as set forth above, this Amendment No. 1 does not modify or update any disclosures in the Form 10-Q. While the Company is filing this Amendment No. 1 only to include new certifications in Exhibits 31.1., 31.2 and 32, for convenience and ease of reference, the Company is filing the entire Form 10-Q, including all exhibits. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments made to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this Amendment No. 1 and the Form 10-Q.

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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Dated:	May 15, 2012	By:	/s/ Carlos A. Ruisanchez
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