Form 10-K/A
period 2011-12-31
PINNACLE ENTERTAINMENT INC.
filed 2012-05-16
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment No. 1”) of Pinnacle Entertainment, Inc. (the “Company”) for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012 (the “Form 10-K”), is being filed to correct clerical errors in the certifications which were included in Exhibit 32 to the Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. As a result, the Company has included new certifications as reflected in Exhibits 31.1, 31.2 and 32. In addition, the Company has included a new consent from the Company's independent registered public accounting firm, Ernst & Young LLP, as reflected in Exhibit 23.1, which is being filed solely to incorporate by reference Registration Statement No. 333-179890 on Form S-3 filed with the SEC on March 5, 2012. No other changes have been made to the Form 10-K.

Except as set forth above, this Amendment No. 1 does not modify or update any disclosures in the Form 10-K. While the Company is filing this Amendment No. 1 only to include new certifications in Exhibits 31.1., 31.2 and 32 and a new consent from the Company's independent registered public accounting firm in Exhibit 23.1, for convenience and ease of reference, the Company is filing the entire Form 10-K, including all exhibits. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments made to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this Amendment No. 1 and the Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

PART III

Item 10. Directors, Executive Officers and Corporate Governance	83

Item 11. Executive Compensation	83

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83

Item 13. Certain Relationships and Related Transactions, and Director Independence	83

Item 14. Principal Accountant Fees and Services	83

PART IV

Item 15. Exhibits, Financial Statement Schedules	84

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

Executive Officers of the Registrant
The persons serving as our executive officers as of May 15, 2012, and their positions with us are as follows:

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

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of May 15, 2012:

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2.	Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	96
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