Form 10-Q
period 2012-06-30
PINNACLE ENTERTAINMENT INC.
filed 2012-08-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of the close of business on August 7, 2012, the number of outstanding shares of the registrant’s common stock was 62,247,701.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Gaming	$255,936	$251,004	$515,598	$501,032
Food and beverage	19,713	18,775	35,914	34,362
Lodging	11,050	9,799	19,572	17,660
Retail, entertainment and other	11,611	9,835	20,211	16,506
Total revenues	298,310	289,413	591,295	569,560
Expenses and other costs:
Gaming	140,398	145,347	280,520	285,887
Food and beverage	18,552	18,650	35,208	34,619
Lodging	5,823	5,327	10,662	10,330
Retail, entertainment and other	6,945	6,533	11,047	9,799
General and administrative	56,569	57,168	111,329	111,432
Depreciation and amortization	26,201	25,964	52,447	52,116
Pre-opening and development costs	4,212	2,536	6,970	4,709
Write-downs, reserves and recoveries, net	788	5,929	796	6,620
Total expenses and other costs	259,488	267,454	508,979	515,512
Operating income	38,822	21,959	82,316	54,048
Net interest expense, net of capitalized interest	(22,485)	(25,578)	(44,403)	(51,677)
Loss on early extinguishment of debt	—	—	(20,718)	—
Loss from equity method investments	(1,244)	—	(2,839)	—
Income (loss) from continuing operations before income taxes	15,093	(3,619)	14,356	2,371
Income tax expense	(2,150)	(1,254)	(1,739)	(1,642)
Income (loss) from continuing operations	12,943	(4,873)	12,617	729
Loss from discontinued operations, net of income taxes	(985)	(24,204)	(1,668)	(27,445)
Net income (loss)	$11,958	$(29,077)	$10,949	$(26,716)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.21	$(0.08)	$0.20	$0.01
Loss from discontinued operations, net of income taxes	(0.02)	(0.39)	(0.03)	(0.45)
Net income (loss) per common share—basic	$0.19	$(0.47)	$0.17	$(0.44)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.21	$(0.08)	$0.20	$0.01
Loss from discontinued operations, net of income taxes	(0.02)	(0.39)	(0.03)	(0.44)
Net income (loss) per common share—diluted	$0.19	$(0.47)	$0.17	$(0.43)
Number of shares—basic	62,536	61,933	62,365	61,879
Number of shares—diluted	62,901	61,933	62,739	62,299
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$11,958	$(29,077)	$10,949	$(26,716)
Post-retirement plan benefit obligation, net of income taxes	4	5	9	10
Comprehensive income (loss)	$11,962	$(29,072)	$10,958	$(26,706)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,805	$78,597
Accounts receivable, net of allowance for doubtful accounts of $8,269 and $4,718	20,931	19,565
Inventories	6,654	7,083
Marketable securities	14,510	—
Prepaid expenses and other assets	19,758	11,758
Assets of discontinued operations held for sale	48,777	73,871
Total current assets	313,435	190,874
Restricted cash	5,916	6,451
Land, buildings, riverboats and equipment:
Land and land improvements	233,117	234,574
Buildings, riverboats and improvements	1,266,343	1,263,054
Furniture, fixtures and equipment	459,837	453,701
Construction in progress	335,732	173,303
Land, buildings, riverboats and equipment, gross	2,295,029	2,124,632
Less: accumulated depreciation	(657,090)	(609,603)
Land, buildings, riverboats and equipment, net	1,637,939	1,515,029
Goodwill	52,562	52,562
Equity method investment	99,371	97,795
Intangible assets, net	19,573	18,516
Other assets, net	84,953	69,392
Total assets	$2,213,749	$1,950,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,220	$46,135
Accrued interest	27,299	21,270
Accrued compensation	35,690	39,801
Accrued taxes	25,838	18,769
Other accrued liabilities	54,453	50,544
Deferred income taxes	2,426	2,426
Current portion of long-term debt	3,250	111
Liabilities of discontinued operations held for sale	1,479	2,923
Total current liabilities	213,655	181,979
Long-term debt less current portion	1,438,287	1,223,874
Other long-term liabilities	22,116	21,944
Deferred income taxes	3,430	3,430
Total liabilities	1,677,488	1,431,227
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 62,562,709 and 62,143,572 shares outstanding, net of treasury shares	6,457	6,416
Additional paid in capital	1,049,228	1,043,358
Retained deficit	(499,425)	(510,374)
Accumulated other comprehensive income	91	82
Treasury stock, at cost, 2,008,986 of treasury shares for both periods	(20,090)	(20,090)
Total stockholders’ equity	536,261	519,392
Total liabilities and stockholders' equity	$2,213,749	$1,950,619
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$10,949	$(26,716)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,479	53,206
Loss (gain) on disposal of assets	(144)	5,703
Loss from equity method investments	2,839	—
Loss on early extinguishment of debt	20,718	—
Reserve on uncollectible loan receivable	2,000	—
Impairment of land and development costs	—	14,411
Amortization of debt issuance costs and debt discounts	3,240	3,743
Share-based compensation expense	5,206	3,744
Changes in operating assets and liabilities:
Receivables, net	7,016	996
Prepaid expenses and other	(6,428)	(2,418)
Accounts payable, accrued expenses and other	10,117	5,191
Net cash provided by operating activities	107,992	57,860
Cash flows from investing activities:
Capital expenditures	(156,914)	(79,043)
Purchase of River Downs racetrack	—	(45,216)
Equity method investments, inclusive of capitalized interest	(4,414)	—
Purchase of held-to-maturity debt securities	(20,062)	—
Proceeds from sale of property and equipment	3,712	959
Net proceeds from sale of discontinued operations	10,784	—
Purchase of intangible assets	(1,057)	—
Loans receivable	(5,785)	—
Receipt (payment) of restricted cash	413	(1)
Net cash used in investing activities	(173,323)	(123,301)
Cash flows from financing activities:
Proceeds from Credit Facility	47,500	20,000
Repayments under Credit Facility	(103,500)	(10,000)
Proceeds from issuance of long-term debt	646,750	—
Repayment of long-term debt	(389,875)	—
Proceeds from common stock options exercised	631	2,779
Payments on other secured and unsecured notes payable	(653)	(47)
Debt issuance and other financing costs	(12,836)	(100)
Net cash provided by financing activities	188,017	12,632
Increase (decrease) in cash and cash equivalents	122,686	(52,809)
Cash and cash equivalents at the beginning of the period	80,294	195,387
Cash and cash equivalents at the end of the period	$202,980	$142,578

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$35,444	$41,556
Cash payments related to income taxes, net	1,869	1,203
Increase (decrease) in construction-related deposits and liabilities	20,849	(2,181)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. We also own 26% of the equity in Asian Coast Development (Canada), Ltd. ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City, which is accounted for under the equity method of accounting. For further details, see Note 6, Investments. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and include the related results of operations in discontinued operations, including our Boomtown Reno property among others. For further information, see Note 7, Discontinued Operations. Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

We are also developing L'Auberge Casino and Hotel Baton Rouge in Baton Rouge, Louisiana, which we currently expect will open on August 29, 2012, subject to regulatory approvals.

In April 2012, we entered into agreements to execute a series of transactions that we expect will result in us ultimately acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack. Located approximately 20 miles northeast of downtown San Antonio, Texas, Retama Park is a class 1 pari-mutuel horse-racing track directly off of Interstate 35 in Selma, Texas. The acquisition of the equity of RPL is subject to the receipt of all applicable regulatory approvals and additional agreements with Retama Development Corporation ("RDC"), a local government corporation organized and acting on behalf of the City of Selma as owner of Retama Park, with closing expected by the end of 2012. For further discussion, see Note 6, Investments.

In July 2012, we acquired substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc. These entities own the Heartland Poker Tour and other related assets and intellectual property. The Heartland Poker Tour is a live and televised poker tournament series that is currently in its eighth season, and broadcasts its events on hundreds of network television, cable and satellite stations.

Principles of Consolidation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2011.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2012:

		Fair Value Measurements Using:
	Total Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Liabilities
Deferred compensation	$1.2	$1.2	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2012 for which it is practicable to estimate fair value:

		Fair Value Measurements Using:
	Total Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Assets
Held-to-maturity securities	$20.1	$—	$20.1	$—
Promissory notes	3.8	—	3.8	—
Liabilities
Long-term debt	$1,548.3	$—	$1,548.3	$—

The estimated fair value of our short-term held-to-maturity securities and short-term promissory notes approximated our carrying values because of their short-term nature. The estimated fair value of our long-term held-to-maturity securities and long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair value of our long-term debt includes the fair value of our senior notes, senior subordinated notes and term loans using Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2012.

Land, Buildings, Riverboats and Equipment: Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $30.3 million at June 30, 2012 and December 31, 2011. We capitalize the costs of improvements that extend the life of the asset. Construction in progress at June 30, 2012 relates primarily to our L'Auberge Baton Rouge project. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats and equipment are included in the determination of income.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or intangible assets during the three and six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2012, we acquired a non-amortizing intangible asset related to our Retama Park Racetrack transaction. For further discussion, see Note 6, Investments.

The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At June 30, 2012 and December 31, 2011, we had accrued $9.4 million and $10.8 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Gaming taxes	$76.0	$74.4	$152.4	$149.3
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three and six months ended June 30, 2012 and 2011, respectively, they consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Baton Rouge	$3.4	$1.0	$5.1	$2.0
Other	0.8	1.5	1.9	2.7
Total pre-opening and development costs	$4.2	$2.5	$7.0	$4.7

Earnings per Share: Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the-money stock options, restricted stock units and phantom stock units. Out-of-money stock options were excluded from the calculation of diluted earnings per share because including them would have been anti-dilutive, and totaled 4.7 million and 4.6 million for the three and six months ended June 30, 2012, respectively, and 4.0 million and 3.7 million for the three and six months ended June 30, 2011, respectively.

For the three months ended June 30, 2011, we recorded a loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for this period. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earning per share were 0.4 million.

Reclassifications: The notes to the unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassification have no effect on previously reported net income (loss).

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurement and disclosure requirements. This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, the guidance requires expanded disclosures regarding fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The adoption of the measurement guidance did not have a material impact on the unaudited Condensed Consolidated Financial Statements. The new disclosures have been included with our fair value disclosures in the Notes to the unaudited Condensed Consolidated Financial Statements.

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

Note 2—Long-Term Debt
Long-term debt at June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011
	(in millions)
Senior Secured Credit Facility	$—	$56.0
Term Loan	321.1	—
7.75% Senior Subordinated Notes due 2022	325.0	—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	445.5	445.1
7.50% Senior Subordinated Notes due 2015	—	372.2
Other secured and unsecured notes payable	—	0.7
	1,441.6	1,224.0
Less current maturities	(3.3)	(0.1)
	$1,438.3	$1,223.9

Senior Secured Credit Facility: In August 2011, we entered into the Fourth Amended and Restated Credit Agreement for a $410 million credit facility ("Credit Facility"), which matures in August 2016. As of June 30, 2012, we had no borrowings outstanding under the Credit Facility, and had $11.1 million committed under letters of credit.

Term Loan: On March 19, 2012, we entered into a $325 million Incremental Term Loan (the "Term Loan") under the Credit Facility. The Term Loan matures with all outstanding principal amounts due and payable March 19, 2019. The Term Loan requires payments of $3.25 million annually, payable in equal quarterly installments, with any remaining amount of the Term Loan required to be repaid in full on the maturity date. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.00%. As discussed below, we used a portion of the Term Loan, to redeem a portion of our then existing 7.50% senior subordinated notes due 2015 ("7.50% Notes”).

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

Loss on early extinguishment of debt: During the six months ended June 30, 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% Notes. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original issuance discount costs.
Net interest expense, net of capitalized interest was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest expense	$29.1	$27.1	$56.5	$54.1
Interest income	(0.2)	(0.1)	(0.3)	(0.2)
Less: capitalized interest	(6.4)	(1.4)	(11.8)	(2.2)
Total net interest expense, net of capitalized interest	$22.5	$25.6	$44.4	$51.7

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to our Baton Rouge project and our investment in ACDL. We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and six months ended June 30, 2012 was an expense of $2.2 million or 14.2%, and $1.7 million, or 12.1%, as compared to an expense of $1.3 million, or 34.7% and $1.6 million, or 69.3% for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance adjustment against a portion of our deferred tax assets, and a reserve for unrecognized tax benefits. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to $4.0 million during the next twelve months.

In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax return for the years 2009 and 2010. In June 2012, we received notification from the California Franchise Tax Board that it will begin examination of our franchise tax return for the years 2007, 2008, and 2009. In April 2012, we received a supplemental letter of findings from the Indiana Department of Revenue upholding the prior audit assessment on our Indiana income tax filings for the years 2005, 2006, and 2007. We filed an appeal in June 2012 with Indiana Tax Court to set aside the entire audit assessment. Our appeal is currently pending Court review. For further discussion, see Note 8, Commitments and Contingencies.

Note 4—Employee Benefit Plans
Share-based Compensation: As of June 30, 2012, we had approximately 6.0 million share-based awards outstanding, approximately 0.3 million of which are restricted stock units and other share based awards, and the rest of which are common stock options. In addition, we had approximately 2.5 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Share-based compensation expense	$3.2	$2.3	$5.3	$3.8

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2012	5,336,929	$12.84
Granted	1,196,100	$9.80
Exercised	(69,250)	$8.19
Canceled, Forfeited	(816,472)	$16.23
Options outstanding at June 30, 2012	5,647,307	$11.76
Vested or expected to vest at a point in the future as of June 30, 2012	2,534,697	$10.84
Options exercisable at June 30, 2012	2,351,622	$13.07

The unamortized compensation costs not yet expensed related to stock options totaled approximately $16.4 million at June 30, 2012 and the weighted average period over which the costs are expected to be recognized is approximately three years. The aggregate amount of cash we received from the exercise of stock options was $0.6 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively. The associated shares were newly issued common stock.

The following information is provided for our stock options:

	For the six months ended June 30,
	2012	2011
Weighted-average grant date fair value	$4.96	$6.98
Non-vested Shares: The following table summarizes information related to our non-vested shares, which includes restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2012	224,970	$11.51
Granted	269,550	$10.45
Vested	(142,497)	$10.22
Canceled, Forfeited	(4,125)	$11.90
Unvested shares at June 30, 2012	347,898	$11.21

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $3.2 million at June 30, 2012 and the weighted average period over which the costs are expected to be recognized is approximately three years.

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Loss (gain) on disposal of assets	$0.8	$5.9	$(1.2)	$6.1
Reserve on uncollectable loan receivable	—	—	2.0	—
Impairment of assets	—	—	—	0.1
Legal settlement expense	—	—	—	0.4
Write-downs, reserves and recoveries, net	$0.8	$5.9	$0.8	$6.6

Loss (gain) on disposal of assets: We recorded a loss of $0.8 million during three months ended June 30, 2012 related to the disposal of slot and other equipment at our properties in the normal course of business. During the six months ended June 30, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. This gain was offset by losses on disposals of slot and other equipment in the normal course of business. In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. The remaining losses incurred during the three and six months ended June 30, 2011 relates to the disposal of slot and other equipment at our properties.
Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports & Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012. Subsequent to quarter end, we purchased the assets of FSG. See Note 11, Subsequent Events.

Note 6—Investments

Equity Method Investments: We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statement of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an "other-than-temporary" decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is "other-than-temporary" based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

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

Because the financial statements of ACDL are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one quarter lag. Since ACDL is a development stage entity, its results included no revenues and a net loss of $4.6 million and $10.5 million for the three months ended and trailing six months ended March 31, 2012, respectively. During the three and six months ended June 30, 2012, our proportional share of ACDL's losses totaled $1.2 million and $2.8 million, respectively.

Our purchase price of $95 million exceeds the underlying equity in the net book assets of ACDL, as the fair value of the gaming license and the potential future growth of ACDL exceeds their current book value. The portion of this difference attributable to the fair value of the gaming license will be amortized over the term of the gaming license, or 50 years, which amortization will be included in our determination of income or loss from equity method investments. The portion of this difference attributable to equity method goodwill will not be amortized.

We have capitalized interest on our investment in ACDL because ACDL has not begun its principal operations. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this operation, the investment will no longer qualify for capitalization of interest. Capitalized interest on this investment was $4.1 million for the six months ended June 30, 2012.

Although ACDL has obtained a portion of the funding for the first phase of the first integrated resort, there is a funding gap that will require additional capital to complete such first phase. We intend to enter into an agreement to invest an additional $15.6 million in ACDL as part of an anticipated $60 million capital raise. The anticipated $60 million capital raise, along with previously secured financing commitments and a yet to be raised working capital facility, would be expected to provide sufficient capital for the opening of the first phase. However, it is uncertain whether the first phase of the first integrated resort will be completed or that any subsequent phases or the second integrated resort of the Ho Tram Strip will be developed. If ACDL is unable to build the resort complex as planned, it will have a negative impact on our investment in ACDL. ACDL's operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's or our control. The gaming elements of the businesses will be subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect ACDL's gaming operations.

Retama Park Racetrack: On April 25, 2012, we entered into agreements to execute a series of transactions that we expect will result in us ultimately acquiring 75.5% of the equity of RPL, the owner of the racing license for Retama Park Racetrack. As of June 30, 2012, under the terms of the agreements, we have acquired certain bonds (the "RDC Bonds") and promissory notes (the "RDC Notes") issued by the RDC and a 50% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights") (collectively, the "Acquired Property") for cash consideration of $7.8 million. We will acquire the equity of RPL through a contribution of the Acquired Property and cash consideration of $15 million, which will be used primarily to refinance existing indebtedness and to provide working capital. The acquisition of the equity of RPL is subject to the receipt of all applicable regulatory approvals and additional agreements with RDC, with closing expected by the end of 2012.

The cash consideration for the Acquired Property was allocated to the individual RDC Bonds, RDC Notes and Gaming Enhancement Rights based on their relative fair values, which required the estimation of individual fair values on the acquisition date using a discounted cash flow analysis.

The RDC Bonds are debt securities classified as held-to-maturity investments as we have the positive intent and ability to hold these securities to maturity. As of June 30, 2012, we recorded $5.5 million related to the RDC Bonds and $1.2 million related to the RDC Notes, included in "Other assets" in our unaudited Condensed Consolidated Balance Sheets. The RDC Bonds have long-term contractual maturities due in 2034. As of June 30, 2012, we recorded a $1.1 million non-amortizing intangible asset related to the Gaming Enhancement Rights, included in "Intangible assets" in our unaudited Condensed Consolidated Balance Sheet at June 30, 2012.

In order to maintain continuity in the operation of Retama Park, we provided bridge loans totaling $2.6 million to RDC, included in "Other assets" in our unaudited Condensed Consolidated Balance Sheet at June 30, 2012.

Other Investments: During the second quarter of 2012, we made short-term investments in corporate bonds and commercial paper classified as held-to-maturity investments as we have the positive intent and ability to hold these securities to maturity. At June 30, 2012, we recorded $4.5 million related to the bonds and $10 million related to the commercial paper, included in "Marketable securities" in our unaudited Condensed Consolidated Balance Sheet at June 30, 2012.

Note 7—Discontinued Operations
Discontinued operations for June 30, 2012 consist primarily of our former Boomtown Reno operations and our Atlantic City operations.
A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.
Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations. In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. Actual net cash proceeds in the sale total approximately $10.8 million, net of approximately $2.1 million in cash acquired by the casino-resort buyers in the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million. In addition, Pinnacle continues to hold approximately 780 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.
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

Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$9.6	$10.3	$18.1	$18.1
Operating loss	$(1.1)	$(23.9)	$(1.8)	$(27.4)
Income tax benefit (expense)	0.1	(0.3)	0.1	—
Loss from discontinued operations, net of income taxes	$(1.0)	$(24.2)	$(1.7)	$(27.4)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Assets:
Property and equipment, net	$42.6	$54.4
Other assets, net	6.2	19.5
Total assets	$48.8	$73.9
Liabilities:
Total liabilities	$1.5	$2.9
Net assets	$47.3	$71.0

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: In April 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $245 million. We expect L'Auberge Baton Rouge to open on August 29, 2012, subject to receipt of applicable regulatory approvals and other items. The guaranteed maximum price set by the amendment to the agreement is a portion of the budget for the project of $368 million.
Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel, we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. To date, we have invested or committed in partnership with other parties certain projects that provide us with approximately $13.0 million in credits toward investments under the redevelopment agreement. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay an additional annual service fee of $1.0 million, less applicable credits, in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted pro-rata for investments made, and by changes in the consumer price index. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375 million, pursuant to the lease and development agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75.0 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, (b) a meeting room/event space with at least 10,000 square feet, and (c) a parking garage with a minimum of 1,600 parking spaces. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event that the second phase is not substantially completed by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages increases by $1.0 million hence, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million. Our $82.0 million expansion project at River City that is currently underway is expected to fulfill this commitment.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At June 30, 2012 and December 31, 2011, we had total self-insurance accruals of $14.1 million and $14.8 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on technical merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. Accordingly, we continue to believe that we have adequately reserved for the potential outcome.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary that owns 26% of the equity in ACDL; subsidiaries with approximately $47.9 million in total assets as of June 30, 2012; and certain non-material subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$255.9	$—	$—	$255.9
Food and beverage	—	19.7	—	—	19.7
Other	—	22.7	—	—	22.7
	—	298.3	—	—	298.3
Expenses:
Gaming	—	140.4	—	—	140.4
Food and beverage	—	18.6	—	—	18.6
General and administrative and other	8.0	65.4	0.1	—	73.5
Depreciation and amortization	0.7	25.5	—	—	26.2
Write-downs, reserves and recoveries	—	0.8	—	—	0.8
	8.7	250.7	0.1	—	259.5
Operating income (loss)	(8.7)	47.6	(0.1)	—	38.8
Equity earnings of subsidiaries	42.9	—	—	(42.9)	—
Interest expense and non-operating income, net	(29.0)	4.5	2.0	—	(22.5)
Loss from equity method investment	—	—	(1.2)	—	(1.2)
Income (loss) from continuing operations before inter-company activity and income taxes	5.2	52.1	0.7	(42.9)	15.1
Management fee & inter-company interest	8.9	(6.9)	(2.0)	—	—
Income tax benefit	(2.2)	—	—	—	(2.2)
Income (loss) from continuing operations	11.9	45.2	(1.3)	(42.9)	12.9
Loss from discontinued operations, net of taxes	—	(1.0)	—	—	(1.0)
Net income (loss)	$11.9	$44.2	$(1.3)	$(42.9)	$11.9

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$515.6	$—	$—	$515.6
Food and beverage	—	35.9	—	—	35.9
Other	0.1	39.7	—	—	39.8
	0.1	591.2	—	—	591.3
Expenses:
Gaming	—	280.5	—	—	280.5
Food and beverage	—	35.2	—	—	35.2
General and administrative and other	15.5	124.2	0.3	—	140.0
Depreciation and amortization	1.4	51.1	—	—	52.5
Write-downs, reserves and recoveries	—	(1.2)	2.0	—	0.8
	16.9	489.8	2.3	—	509.0
Operating income (loss)	(16.8)	101.4	(2.3)	—	82.3
Equity earnings of subsidiaries	89.8	—	—	(89.8)	—
Interest expense and non-operating income, net	(56.3)	7.8	4.1	—	(44.4)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(2.8)	—	(2.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(4.0)	109.2	(1.0)	(89.8)	14.4
Management fee & inter-company interest	16.7	(12.6)	(4.1)	—	—
Income tax benefit	(1.7)	—	—	—	(1.7)
Income (loss) from continuing operations	11.0	96.6	(5.1)	(89.8)	12.7
Loss from discontinued operations, net of taxes	—	(1.7)	—	—	(1.7)
Net income (loss)	$11.0	$94.9	$(5.1)	$(89.8)	$11.0

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$251.0	$—	$—	$251.0
Food and beverage	—	18.8	—	—	18.8
Other	—	19.6	—	—	19.6
	—	289.4	—	—	289.4
Expenses:
Gaming	—	145.3	—	—	145.3
Food and beverage	—	18.7	—	—	18.7
General and administrative and other	11.1	60.6	—	—	71.7
Depreciation and amortization	0.8	25.1	—	—	25.9
Write-downs, reserves and recoveries	—	5.9	—	—	5.9
	11.9	255.6	—	—	267.5
Operating income (loss)	(11.9)	33.8	—	—	21.9
Equity earnings of subsidiaries	7.4	(0.2)	—	(7.2)	—
Interest expense and non-operating income, net	(27.0)	1.4	—	—	(25.6)
Income (loss) from continuing operations before inter-company activity and income taxes	(31.5)	35.0	—	(7.2)	(3.7)
Management fee & inter-company interest	3.6	(3.6)	—	—	—
Income tax expense	(1.2)	—	—	—	(1.2)
Income (loss) from continuing operations	(29.1)	31.4	—	(7.2)	(4.9)
Loss from discontinued operations, net of taxes	—	(24.0)	(0.2)	—	(24.2)
Net income (loss)	$(29.1)	$7.4	$(0.2)	$(7.2)	$(29.1)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$501.0	$—	$—	$501.0
Food and beverage	—	34.4	—	—	34.4
Other	0.1	34.1	—	—	34.2
	0.1	569.5	—	—	569.6
Expenses:
Gaming	—	285.9	—	—	285.9
Food and beverage	—	34.6	—	—	34.6
General and administrative and other	21.3	114.9	—	—	136.2
Depreciation and amortization	1.7	50.4	—	—	52.1
Write-downs, reserves and recoveries	0.5	6.2	—	—	6.7
	23.5	492.0	—	—	515.5
Operating income (loss)	(23.4)	77.5	—	—	54.1
Equity earnings of subsidiaries	45.5	0.2	—	(45.7)	—
Interest expense and non-operating income, net	(53.9)	2.2	—	—	(51.7)
Income (loss) from continuing operations before inter-company activity and income taxes	(31.8)	79.9	—	(45.7)	2.4
Management fee & inter-company interest	6.7	(6.7)	—	—	—
Income tax expense	(1.6)	—	—	—	(1.6)
Income (loss) from continuing operations	(26.7)	73.2	—	(45.7)	0.8
Income (loss) from discontinued operations, net of taxes	—	(27.8)	0.3	—	(27.5)
Net income (loss)	$(26.7)	$45.4	$0.3	$(45.7)	$(26.7)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of June 30, 2012
Balance Sheet
Current assets	$138.4	$88.6	$37.7	$—	$264.7
Property and equipment, net	20.7	1,616.3	1.0	—	1,638.0
Other non-current assets	50.8	101.5	10.7	—	163.0
Investment in subsidiaries	1,826.0	—	—	(1,826.0)	—
Equity method investment	—	—	99.4	—	99.4
Assets of discontinued operations held for sale	—	49.4	—	(0.7)	48.7
Inter-company	1.2	—	—	(1.2)	—
	$2,037.1	$1,855.8	$148.8	$(1,827.9)	$2,213.8
Current liabilities	$47.6	$164.4	$0.2	$—	$212.2
Long-term debt	1,438.3	—	—	—	1,438.3
Other non-current liabilities	14.9	10.6	—	—	25.5
Liabilities of discontinued operations held for sale	—	1.5	—	—	1.5
Inter-company	—	—	1.2	(1.2)	—
Equity	536.3	1,679.3	147.4	(1,826.7)	536.3
	$2,037.1	$1,855.8	$148.8	$(1,827.9)	$2,213.8
As of December 31, 2011
Balance Sheet
Current assets	$23.2	$78.6	$15.2	$—	$117.0
Property and equipment, net	20.3	1,494.2	0.5	—	1,515.0
Other non-current assets	45.4	101.5	—	—	146.9
Investment in subsidiaries	1,706.0	—	—	(1,706.0)	—
Equity method investment	—	—	97.8	—	97.8
Assets of discontinued operations held for sale	—	74.5	—	(0.6)	73.9
Inter-company	1.2	—	—	(1.2)	—
	$1,796.1	$1,748.8	$113.5	$(1,707.8)	$1,950.6
Current liabilities	$38.8	$140.0	$0.3	$—	$179.1
Long-term debt	1,223.3	0.5	—	—	1,223.8
Other non-current liabilities	14.6	10.8	—	—	25.4
Liabilities of discontinued operations held for sale	—	2.9	—	—	2.9
Inter-company	—	—	1.2	(1.2)	—
Equity	519.4	1,594.6	112.0	(1,706.6)	519.4
	$1,796.1	$1,748.8	$113.5	$(1,707.8)	$1,950.6

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2012
Statement of Cash Flows
Cash provided by (used in) operating activities	$(74.8)	$143.4	$39.4	$—	$108.0
Capital expenditures and other	(7.5)	(138.9)	(26.9)	—	(173.3)
Cash used in investing activities	(7.5)	(138.9)	(26.9)	—	(173.3)
Change in notes payable and other	188.0	—	—	—	188.0
Cash provided by financing activities	188.0	—	—	—	188.0
Increase in cash and cash equivalents	105.7	4.5	12.5	—	122.7
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$123.0	$52.5	$27.5	$—	$203.0

For the six months ended June 30, 2011
Statement of Cash Flows
Cash provided by (used in) operating activities	$(66.3)	$124.6	$(0.4)	$—	$57.9
Capital expenditure and other	(8.0)	(115.7)	0.4	—	(123.3)
Cash provided by (used in) investing activities	(8.0)	(115.7)	0.4	—	(123.3)
Change in notes payable	12.6	—	—	—	12.6
Cash provided by financing activities	12.6	—	—	—	12.6
Increase (decrease) in cash and cash equivalents	(61.7)	8.9	—	—	(52.8)
Cash and cash equivalents, beginning of period	76.9	41.6	76.9	—	195.4
Cash and cash equivalents, end of period	$15.2	$50.5	$76.9	$—	$142.6
_______________________

(a)
The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: ACE Gaming, LLC; AREP Boardwalk Properties LLC; Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Casino One Corporation; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (Biloxi) LLC; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (ES), LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (STLH), LLC; and PNK (ST. LOUIS RE), LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude; a subsidiary that owns 26% of the equity in ACDL; a subsidiary with with $7.8 million in cash and cash equivalents as of June 30, 2012; a subsidiary with approximately $15.1 million in total assets as of June 30, 2012; a subsidiary with $25.0 million in total assets as of June 30, 2012; and certain non-material subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations for the three and six months ended June 30, 2012 and 2011.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
L'Auberge Lake Charles	$100.9	$96.1	$197.8	$184.9
St. Louis (a)	100.4	96.6	200.7	190.1
Boomtown New Orleans	31.7	33.4	64.6	70.4
Belterra Casino Resort	40.5	38.5	78.8	75.3
Boomtown Bossier City	20.3	21.3	43.0	44.3
River Downs	4.5	3.5	6.4	4.5
Total Revenue	$298.3	$289.4	591.3	$569.6
Adjusted EBITDA (b):
L'Auberge Lake Charles	$30.4	$24.3	$60.1	$49.8
St. Louis (a)	25.2	20.9	50.8	41.0
Boomtown New Orleans	10.0	10.9	21.0	24.0
Belterra Casino Resort	8.4	6.8	16.5	13.3
Boomtown Bossier City	4.6	4.3	10.5	10.0
River Downs	(0.4)	(0.7)	(0.8)	(1.0)
	78.2	66.5	158.1	137.1
Corporate expenses (c)	(5.0)	(7.8)	(10.4)	(15.9)
Consolidated Adjusted EBITDA (b)	73.2	58.7	147.7	121.2
Other benefits (costs):
Depreciation and amortization	(26.2)	(26.0)	(52.4)	(52.1)
Pre-opening and development costs	(4.2)	(2.5)	(7.0)	(4.7)
Share-based compensation expense	(3.2)	(2.3)	(5.3)	(3.8)
Write-downs, reserves and recoveries, net	(0.8)	(5.9)	(0.8)	(6.6)
Net interest expense, net of capitalized interest	(22.5)	(25.6)	(44.4)	(51.7)
Loss from equity method investment	(1.2)	—	(2.8)	—
Loss on early extinguishment of debt	—	—	(20.7)	—
Income tax expense	(2.2)	(1.3)	(1.7)	(1.6)
Income (loss) from continuing operations	$12.9	$(4.9)	$12.6	$0.7

	For the six months ended June 30,
	2012	2011
	(in millions)
Capital expenditures:
L'Auberge Lake Charles	$4.8	$7.8
St. Louis (a)	10.2	7.6
Boomtown New Orleans	3.7	1.6
Belterra Casino Resort	1.2	1.1
Boomtown Bossier City	1.6	1.6
River Downs	0.9	0.1
Corporate and other, including development projects and discontinued operations (d)	134.5	59.2
	$156.9	$79.0

	June 30, 2012	December 31, 2011
	(in millions)
Assets
L'Auberge Lake Charles	$309.2	$317.3
St. Louis (a)	756.0	752.0
Boomtown New Orleans	74.5	75.5
Belterra Casino Resort	175.1	180.0
Boomtown Bossier City	84.4	86.1
River Downs	46.6	45.5
Corporate and other, including development projects and discontinued operations	767.9	494.2
	$2,213.7	$1,950.6

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

(d)	Includes capital expenditures for our various development projects not yet reflected as operating segments, including the following:

	For the six months ended June 30,
	2012	2011
	(in millions)
L'Auberge Baton Rouge	$131.1	$51.1

Note 11—Subsequent Events

In June 2012, PNK Development 10, LLC, a wholly-owned subsidiary of Pinnacle, entered into an agreement to purchase substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc., owners of the Heartland Poker Tour and other related assets and intellectual property. The acquisition was completed on July 2, 2012 for total consideration of $4.6 million. See additional discussion in Note 1, Summary of Significant Accounting Policies.

In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of the Company's Shares of Common Stock.

In July 2012, the Board of Directors approved plans to build a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million, and an expected completion date in late 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City, Louisiana. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio. We also own a 26% stake in Asian Coast Development (Canada), Ltd ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City. In June 2012, we closed the previously announced sale of our Boomtown Reno operations.

We are also developing L'Auberge Casino and Hotel Baton Rouge in Baton Rouge, Louisiana, which we expect will open on August 29, 2012, subject to regulatory approvals.

In April 2012, we entered into agreements to execute a series of transactions that would result in us acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack. Located approximately 20 miles northeast of downtown San Antonio, Texas, Retama Park is a class 1 pari-mutuel horse-racing track directly off of Interstate 35 in Selma, Texas. The acquisition of the equity of RPL is subject to the receipt of all applicable regulatory approvals and additional agreements with Retama Development Corporation ("RDC"), a local government corporation organized and acting on behalf of the City of Selma as owner of Retama Park, with closing expected by the end of 2012.

In June 2012, we entered into agreements to acquire substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc. These entities own the Heartland Poker Tour and other related assets and intellectual property. The Heartland Poker Tour is a live and televised poker tournament series that is currently in its eighth season, and broadcasts its events on hundreds of network television, cable and satellite stations. In July 2012, the transaction closed and we assumed control of the aforementioned assets.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2012 and 2011. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
L'Auberge Lake Charles	$100.9	$96.1	$197.8	$184.9
St. Louis (a)	100.4	96.6	200.7	190.1
Boomtown New Orleans	31.7	33.4	64.6	70.4
Belterra Casino Resort	40.5	38.5	78.8	75.3
Boomtown Bossier City	20.3	21.3	43.0	44.3
River Downs	4.5	3.5	6.4	4.5
Total Revenue	$298.3	$289.4	591.3	$569.6
Adjusted EBITDA (b):
L'Auberge Lake Charles	$30.4	$24.3	$60.1	$49.8
St. Louis (a)	25.2	20.9	50.8	41.0
Boomtown New Orleans	10.0	10.9	21.0	24.0
Belterra Casino Resort	8.4	6.8	16.5	13.3
Boomtown Bossier City	4.6	4.3	10.5	10.0
River Downs	(0.4)	(0.7)	(0.8)	(1.0)
	78.2	66.5	158.1	137.1
Corporate expenses	(5.0)	(7.8)	(10.4)	(15.9)
Consolidated Adjusted EBITDA (b)	73.2	58.7	147.7	121.2
Other benefits (costs):
Depreciation and amortization	(26.2)	(26.0)	(52.4)	(52.1)
Pre-opening and development costs	(4.2)	(2.5)	(7.0)	(4.7)
Share-based compensation expense	(3.2)	(2.3)	(5.3)	(3.8)
Write-downs, reserves and recoveries, net	(0.8)	(5.9)	(0.8)	(6.6)
Net interest expense, net of capitalized interest	(22.5)	(25.6)	(44.4)	(51.7)
Loss from equity method investment	(1.2)	—	(2.8)	—
Loss on early extinguishment of debt	—	—	(20.7)	—
Income tax expense	(2.2)	(1.3)	(1.7)	(1.6)
Income (loss) from continuing operations	$12.9	$(4.9)	$12.6	$0.7

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Segment comparison of the three and six months ended June 30, 2012 and 2011

L'Auberge Lake Charles

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$86.5	$83.7	3.3%	$172.2	$162.9	5.7%
Total revenues	100.9	96.1	5.0%	197.8	184.9	7.0%
Operating income	24.7	18.8	31.4%	48.6	39.0	24.6%
Adjusted EBITDA	30.4	24.3	25.1%	60.1	49.8	20.7%
L'Auberge Lake Charles, our largest property, had an increase in revenues and Adjusted EBTIDA for the three and six months ended June 30, 2012 as compared to the prior-year period, as a result of the evolution of our marketing programs, a continued focus on the efficiency of the operation and utilization of assets, and due to a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. In addition, improvements made to the casino floor have helped increase gaming revenues. Operating efficiencies have been achieved through consolidating tasks through a shared services arrangement across our Louisiana properties.

St. Louis

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$85.7	$82.8	3.5%	$173.2	$164.3	5.4%
Total revenues	100.4	96.6	3.9%	200.7	190.1	5.6%
Operating income	10.5	7.1	47.9%	22.1	13.6	62.5%
Adjusted EBITDA	25.2	20.9	20.6%	50.8	41.0	23.9%
The St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City. The increase in revenues is due to the maturation of River City, which opened in March 2010. Our combined monthly market share for our St. Louis properties increased over the prior-year period, reflecting the ramp-up of operations for River City. The Adjusted EBITDA increase reflects the benefits of a heightened focus on operating efficiencies primarily realized through our shared services arrangement in this market and due to a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. Beginning in the first quarter of 2012, we began accounting for medical claims through an enterprise-wide pooling of medical and related expenses, and allocating such expenses to each operating segment ratably based upon participant headcount. Previously, medical claims were expensed directly to the operating segment in which the participant resided. The use of medical claim pooling has no impact on Consolidated Adjusted EBITDA, but has impacted individual operating segments. For the three and six months ended June 30, 2012, relative to using the prior medical expense allocation methodology, the use of medical pooling had a negative impact of $0.9 million and $1.9 million, respectively, on Adjusted EBITDA for St. Louis.
Boomtown New Orleans

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$30.4	$32.1	(5.3)%	$62.0	$67.7	(8.4)%
Total revenues	31.7	33.4	(5.1)%	64.6	70.4	(8.2)%
Operating income	8.3	9.3	(10.8)%	19.9	20.5	(2.9)%
Adjusted EBITDA	10.0	10.9	(8.3)%	21.0	24.0	(12.5)%
Boomtown New Orleans' revenue and Adjusted EBITDA decreased for the three and six months ended June 30, 2012. Boomtown New Orleans continues to experience difficult comparisons due to last year's elevated local economic activity created by the Deep Horizon oil spill cleanup and recovery efforts. We are making select facility improvements to increase the property's competitiveness, which includes plans to build a 150-room hotel tower with a budget of $20 million and completion expected in late-2013. We also continue to refine marketing programs to drive additional profitable revenue.

Belterra Casino Resort

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$34.3	$32.7	4.9%	$67.9	$64.7	4.9%
Total revenues	40.5	38.5	5.2%	78.8	75.3	4.6%
Operating income	5.4	3.5	54.3%	10.3	6.7	53.7%
Adjusted EBITDA	8.4	6.8	23.5%	16.5	13.3	24.1%

During the six months ended June 30, 2012, revenues and Adjusted EBITDA for Belterra were higher in comparison to the prior-year period primarily due to the evolution of our marketing programs, expense controls, and a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. Due to the change in medical claims expense discussed above, the use of medical pooling had a favorable impact $0.9 million on Adjusted EBITDA for Belterra for the six months ended June 30, 2012.

Boomtown Bossier City

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$19.2	$19.7	(2.5)%	$40.3	$41.4	(2.7)%
Total revenues	20.3	21.3	(4.7)%	43.0	44.3	(2.9)%
Operating income	3.1	2.7	14.8%	7.4	6.9	7.2%
Adjusted EBITDA	4.6	4.3	7.0%	10.5	10.0	5.0%
Boomtown Bossier City's revenues have declined while Adjusted EBITDA increased for the three and six months ended June 30, 2012 compared with the results in the prior period. Boomtown Bossier City continues to face a very competitive operating environment, but cost discipline has permitted the property to drive Adjusted EBITDA growth despite revenue challenges. The Adjusted EBITDA growth is also reflective of a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011.
River Downs

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$—	$—	NM	$—	$—	NM
Total revenues	4.5	3.5	28.6%	6.4	4.5	42.2%
Operating loss	(0.8)	(0.8)	—%	(1.3)	(1.3)	—%
Adjusted EBITDA (loss)	(0.4)	(0.7)	(42.9)%	(0.8)	(1.0)	(20.0)%
In January 2011, we completed the purchase of River Downs racetrack, located in southeast Cincinnati, Ohio, for approximately $45.2 million. Due to increased revenues and cost controls, Adjusted EBITDA (loss) has decreased for the three and six months ended June 30, 2012.

Other factors affecting income from continuing operations
The following is a description of the other costs and benefits affecting income (loss) from continuing operations for the three and six months ended June 30, 2012 and 2011, respectively:

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Other costs:
Corporate expenses	$(5.0)	$(7.8)	(35.9)%	$(10.4)	$(15.9)	(34.6)%
Depreciation and amortization	(26.2)	(26.0)	0.8%	(52.4)	(52.1)	0.6%
Pre-opening and development costs	(4.2)	(2.5)	68.0%	(7.0)	(4.7)	48.9%
Share-based compensation expense	(3.2)	(2.3)	39.1%	(5.3)	(3.8)	39.5%
Write-downs, reserves and recoveries, net	(0.8)	(5.9)	(86.4)%	(0.8)	(6.6)	(87.9)%
Loss from equity method investment	(1.2)	—	NM	(2.8)	—	NM
Loss on early extinguishment of debt	—	—	NM	(20.7)	—	NM
Net interest expense, net of capitalized interest	(22.5)	(25.6)	(12.1)%	(44.4)	(51.7)	(14.1)%
Income tax expense	(2.2)	(1.3)	69.2%	(1.7)	(1.6)	6.2%
NM — Not Meaningful
Corporate expenses represent unallocated payroll and benefits, professional fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Included in the balance for six months ended June 30, 2011 is $2.5 million of severance costs related to staff reductions at our corporate offices. Efforts to eliminate non-value added expenses at our Las Vegas headquarters, as well as the ramp up of cost savings and property allocations related to our shared services center supporting our properties in the Midwest and Louisiana also contributed to the decline. Due to the change in medical claims expense discussed above, the use of medical pooling had a favorable impact $0.7 million on Adjusted EBITDA for Corporate expense for the six months ended June 30, 2012.
Depreciation and amortization expense was consistent for the three and six months ended June 30, 2012 as compared to the prior-year periods.
Pre-opening and development costs for the three and six months ended June 30, 2012 and 2011 consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Baton Rouge	$3.4	$1.0	5.1	2.0
Other	0.8	1.5	1.9	2.7
Total pre-opening and development costs	$4.2	$2.5	$7.0	$4.7
Share-based compensation expense

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Shared-based compensation expense	$3.2	$2.3	$5.3	$3.8
Share-based compensation expense relates to the fair value of options on the date of issuance. Share-based compensation expense increased in the three months ended June 30, 2012 due the increased fair value of our options granted to management and the board of directors in May 2012, and due to the modification of options granted to our board of directors.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Loss (gain) on disposal of assets	$0.8	$5.9	$(1.2)	$6.1
Reserve on uncollectable loan receivable	—	—	2.0	—
Impairment of assets	—	—	—	0.1
Legal settlement expense	—	—	—	0.4
Write-downs, reserves and recoveries, net	$0.8	$5.9	$0.8	$6.6

Loss (gain) on disposal of assets: We recored a loss of $0.8 million during three months ended June 30, 2012 related to the disposal of slot and other equipment at our properties. During the six months ended June 30, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the consideration for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. This gain was offset by losses on disposals of slot and other equipment in the normal course of business. In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. The remaining loss incurred during the three and six months ended June 30, 2011 relates to the disposal of slot and other equipment at our properties.

Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports & Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As the result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012. Subsequent to quarter end, we purchased the assets of FSG.
Interest expense consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest expense	$29.1	$27.1	$56.5	$54.1
Interest income	(0.2)	(0.1)	(0.3)	(0.2)
Less: capitalized interest	(6.4)	(1.4)	(11.8)	(2.2)
Total interest expense, net of capitalized interest	$22.5	$25.6	$44.4	$51.7

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to our Baton Rouge project and our investment in ACDL. We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest.

Loss on equity method investment: In August 2011, we invested $95 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method, and a management agreement related to the second phase of the Ho Tram Strip project. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the three and six months ended June 30, 2012, our proportional share of ACDL's losses totaled $1.2 million and $2.8 million, which under our accounting policy reflects the loss of ACDL on a one quarter lag.

Loss on early extinguishment of debt: During the six months ended June 30, 2012, we redeemed all $385 million in aggregate principal amount of our existing 7.50% senior subordinated notes due 2015. We recorded a $20.7 million loss on early extinguishment of debt as a result of this transaction, related to the redemption premium, the ratable write off of unamortized deferred financing fees and original issuance discounts.

Income taxes: Our effective tax rate for continuing operations for the three and six months ended June 30, 2012 was an expense of $2.2 million or 14.2%, and $1.7 million or 12.1%, or as compared to an expense of $1.3 million or 34.7%, and $1.6 million and 69.3% for the prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and a reserve for unrecognized tax benefits. In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax returns for the years 2009 and 2010. In June 2012, we received notification from the California Franchise Tax Board that it will begin an examination of our franchise tax return for the years 2007, 2008, and 2009. Our Indiana income tax filings for the years 2005, 2006, and 2007 are also currently under appeal.
Discontinued operations: Discontinued operations as of June 30, 2012 consist primarily of our Boomtown Reno operations and our Atlantic City operations

Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations. In June 2012, we closed the sale of our Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million. In addition, we continue to hold approximately 780 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.

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
Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$9.6	$10.3	$18.1	$18.1
Operating loss	$(1.1)	$(23.9)	$(1.8)	$(27.4)
Income tax benefit (expense)	0.1	(0.3)	0.1	—
Loss from discontinued operations, net of income taxes	$(1.0)	$(24.2)	$(1.7)	$(27.4)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$42.6	$54.4
Other assets, net	6.2	19.5
	$48.8	$73.9
Liabilities:
Total liabilities	$1.5	$2.9
Net Assets	$47.3	$71.0

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2012, we held $202.8 million of cash and cash equivalents, not including $5.9 million of restricted cash. We estimate that approximately $65.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. During the second quarter of 2012, we made short-term investments in corporate bonds and commercial paper totaling approximately $14.5 million. We have a deposit in escrow with the Louisiana Gaming Control Board of $25.0 million related to the construction of our Baton Rouge project. As of June 30, 2012, we had no borrowings on our $410 million amended and restated credit facility and had $11.1 million committed under various letters of credit. In March 2012, we completed an offering of $325 million in 7.75% senior subordinated notes due 2022 and entered into a $325 million term loan, as discussed below. We anticipate additional borrowings in the future to fund development and expansion projects and other general corporate needs. In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of the Company's Shares of Common Stock.

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

	For the six months ended June 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Net cash provided by operating activities	$108.0	$57.9	86.5%
Net cash used in investing activities	$(173.3)	$(123.3)	40.6%
Net cash provided by financing activities	$188.0	$12.6	NM
Operating Cash Flow
Our cash provided by operating activities in the six months ended June 30, 2012, as compared to the prior-year period, increased due to improved results from operations. In addition, we received $8.2 million during the first quarter of 2012 related to a property tax refund from the City of Atlantic City, for which we recorded a gain and associated receivable as of December 31, 2011.
Investing Cash Flow

The following is a summary of our capital expenditures for the six months ended June 30, 2012 and 2011 by property or development project.

	For the six months ended June 30,
	2012	2011
	(in millions)
L'Auberge Baton Rouge	$131.1	$51.1
L’Auberge Lake Charles	4.8	7.8
St. Louis	10.2	7.6
Boomtown New Orleans	3.7	1.6
Boomtown Bossier City	1.6	1.6
Belterra	1.2	1.1
Other	4.3	8.2
Total capital expenditures	$156.9	$79.0

We are in the process of constructing L'Auberge Baton Rouge in Baton Rouge, Louisiana. As of June 30, 2012, we have spent approximately $299.5 million of the budget of approximately $368 million, excluding land costs and capitalized interest. We expect to open L'Auberge Baton Rouge on August 29, 2012, subject to regulatory approvals.

During the first quarter of 2012, we broke ground on the construction of a 1,600 space parking structure at River City. We anticipate completion of this element of our River City expansion project by the end of 2012. The second phase of this expansion, a 200-room hotel and multi-purpose event center is expected to commence by the end of 2012 and be completed in late 2013. As of June 30, 2012, we have spent approximately $13 million of the $82 million River City expansion project budget.

We have begun design work for our anticipated project at River Downs in Cincinnati, Ohio. We are currently drafting a master plan to redevelop River Downs into a premier gaming, racing and entertainment destination facility catering to the Cincinnati and surrounding markets.

In July 2012, the Board of Directors approved plans to build a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million, and an expected completion date in late 2013.

We also own 26% of the equity in ACDL, a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City, which is accounted for under the equity method of accounting. We intend to enter into an agreement to invest an additional $15.6 million in ACDL as part of an anticipated $60 million capital raise. The anticipated $60 million capital raise, along with previously secured financing commitments and a yet to be raised working capital facility, would be expected to provide sufficient capital for the opening of the first phase.

During the second quarter of 2012, we made short-term investments in corporate bonds and commercial paper classified as held-to-maturity investments as we have the positive intent and ability to hold these securities to maturity. At June 30, 2012, we recorded $4.5 million related to the corporate bonds and $10 million related to the commercial paper.

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

For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the year ended December 31, 2011.
Financing Cash Flow

Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million. As of June 30, 2012, we had $11.1 million committed under various letters of credit and no borrowings under our Credit Facility. The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of June 30, 2012, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 7.75 to 1.00; (2) minimum consolidated interest coverage ratio of 1.65 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of June 30, 2012, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries with approximately $47.9 million in total assets as of June 30, 2012; a subsidiary that holds our investment in ACDL; our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of June 30, 2012, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of June 30, 2012.

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

Share Repurchase Plan

In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of the Company's Shares of Common Stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the three months ended June 30, 2012, to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no newly identified critical accounting policies and estimates in the second quarter of 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, our ability to sell or otherwise dispose of discontinued operations, the timing and the ability to repurchase shares of the Company's common stock under a share repurchase program, the entering into an agreement to invest $15.6 million in ACDL, the projected opening date for MGM Grand Ho Tram, the ability of ACDL to fund the development of the Ho Tram Strip project and each of its phases, our ability to close on our investment in Retama Partners, Ltd., the owners of the license of Retama Park Racetrack, the state of the economy, the budget of our Baton Rouge project and other various projects, anticipated completion and opening schedule of our various projects, anticipated results for our various projects, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, gaming becoming legal at Texas racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed below, in addition to general domestic and international economic and political conditions, as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described below, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
we derived 52% of our revenues in 2011 from our casinos located in Louisiana and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the states from which we draw patrons;

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

•	we face risks associated with growth and acquisitions; and

•	the market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Quarterly Report on Form 10-Q, as well as the "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of June 30, 2012, we had $11.1 million committed under various letters of credit under our Credit Facility and no borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25% as of June 30, 2012. In addition, we had $324.2 million outstanding under a Term Loan under our Credit Facility. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. The Term Loan currently bears interest at 4.0%.
As of June 30, 2012, if LIBOR rates were to decrease by one percentage point, our annual interest expense would not decrease, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.8 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2012. At June 30, 2012, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—%	—%	—%	—%	—%	—%	—%
Term Loan	$1,625	$3,250	$3,250	$3,250	$3,250	$309,562	$324,187	$322,566
Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$350,188
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.625% Notes	$—	$—	$—	$—	$—	$450,000	$450,000	$490,500
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$385,000
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for year ended December 31, 2011 and from the risk factors set forth under Part II, Item 1A "Risk Factors" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

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

10.1*†	Form of Director Stock Option Grant Notice and Option Agreement.

10.2*†	Form of Amendment to Stock Option Agreements for Directors.

10.3†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.4†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.5*
First Supplemental Indenture, dated as of July 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial Statements from Pinnacle Entertainment Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Statements of Operations;
(ii) unaudited Condensed Consolidated Statements of Comprehensive Income (Loss);
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 9, 2012	By:	/s/ Carlos A. Ruisanchez
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

10.1*†	Form of Director Stock Option Grant Notice and Option Agreement.

10.2*†	Form of Amendment to Stock Option Agreements for Directors.

10.3†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.4†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.5*
First Supplemental Indenture, dated as of July 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial Statements from Pinnacle Entertainment Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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