Form 10-Q
period 2012-09-30
PINNACLE ENTERTAINMENT INC.
filed 2012-11-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of the close of business on November 7, 2012, the number of outstanding shares of the registrant’s common stock was 58,921,734.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Gaming	$262,353	$254,548	$777,951	$755,580
Food and beverage	19,960	18,665	55,874	53,027
Lodging	10,819	11,505	30,391	29,165
Retail, entertainment and other	11,052	11,135	31,263	27,641
Total revenues	304,184	295,853	895,479	865,413
Expenses and other costs:
Gaming	146,082	145,561	432,009	437,286
Food and beverage	16,912	16,016	47,874	46,190
Lodging	5,510	5,150	15,260	14,420
Retail, entertainment and other	6,544	6,752	17,495	16,417
General and administrative	56,879	55,337	168,055	166,571
Depreciation and amortization	27,562	25,770	80,009	77,886
Pre-opening and development costs	11,546	2,465	18,516	7,174
Write-downs, reserves and recoveries, net	103	1,310	899	7,930
Total expenses and other costs	271,138	258,361	780,117	773,874
Operating income	33,046	37,492	115,362	91,539
Net interest expense, net of capitalized interest	(22,960)	(24,034)	(67,363)	(75,711)
Loss on early extinguishment of debt	—	(183)	(20,718)	(183)
Loss from equity method investments	(1,367)	(544)	(4,206)	(544)
Income from continuing operations before income taxes	8,719	12,731	23,075	15,101
Income tax expense	(1,962)	(952)	(3,701)	(2,594)
Income from continuing operations	6,757	11,779	19,374	12,507
Loss from discontinued operations, net of income taxes	(7,115)	(12,569)	(8,783)	(40,014)
Net income (loss)	$(358)	$(790)	$10,591	$(27,507)
Net income (loss) per common share—basic
Income from continuing operations	$0.11	$0.19	$0.31	$0.20
Loss from discontinued operations, net of income taxes	(0.12)	(0.20)	(0.14)	(0.65)
Net income (loss) per common share—basic	$(0.01)	$(0.01)	$0.17	$(0.45)
Net income (loss) per common share—diluted
Income from continuing operations	$0.10	$0.19	$0.31	$0.20
Loss from discontinued operations, net of income taxes	(0.11)	(0.20)	(0.14)	(0.65)
Net income (loss) per common share—diluted	$(0.01)	$(0.01)	$0.17	$(0.45)
Number of shares—basic	61,560	62,059	62,095	61,940
Number of shares—diluted	62,027	62,564	62,498	62,453
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(358)	$(790)	$10,591	$(27,507)
Post-retirement plan benefit obligation, net of income taxes	5	5	14	15
Comprehensive income (loss)	$(353)	$(785)	$10,605	$(27,492)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,431	$78,597
Accounts receivable, net of allowance for doubtful accounts of $7,548 and $4,718	24,118	19,565
Inventories	7,104	7,083
Held-to-maturity securities	14,407	—
Prepaid expenses and other assets	18,135	11,758
Assets of discontinued operations held for sale	38,608	73,871
Total current assets	246,803	190,874
Restricted cash	6,278	6,451
Land, buildings, riverboats and equipment:
Land and land improvements	287,924	234,574
Buildings, riverboats and improvements	1,505,133	1,263,054
Furniture, fixtures and equipment	523,353	453,701
Construction in progress	49,950	173,303
Land, buildings, riverboats and equipment, gross	2,366,360	2,124,632
Less: accumulated depreciation	(682,667)	(609,603)
Land, buildings, riverboats and equipment, net	1,683,693	1,515,029
Goodwill	55,157	52,562
Equity method investment	114,017	97,795
Intangible assets, net	20,869	18,516
Other assets, net	58,377	69,392
Total assets	$2,185,194	$1,950,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,167	$46,135
Accrued interest	31,589	21,270
Accrued compensation	40,012	39,801
Accrued taxes	35,972	18,769
Other accrued liabilities	59,313	50,544
Deferred income taxes	2,426	2,426
Current portion of long-term debt	3,250	111
Liabilities of discontinued operations held for sale	68	2,923
Total current liabilities	211,797	181,979
Long-term debt less current portion	1,437,767	1,223,874
Other long-term liabilities	22,679	21,944
Deferred income taxes	3,430	3,430
Total liabilities	1,675,673	1,431,227
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 60,047,901 and 62,143,572 shares outstanding, net of treasury shares	6,457	6,416
Additional paid in capital	1,051,484	1,043,358
Retained deficit	(499,783)	(510,374)
Accumulated other comprehensive income	96	82
Treasury stock, at cost, 4,523,794 and 2,008,986 of treasury shares	(48,733)	(20,090)
Total stockholders’ equity	509,521	519,392
Total liabilities and stockholders' equity	$2,185,194	$1,950,619
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$10,591	$(27,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,089	79,506
Loss on disposal of assets	496	7,008
Loss from equity method investments	4,206	544
Loss on early extinguishment of debt	20,718	183
Reserve on uncollectible loan receivable	1,700	—
Impairment of buildings, riverboats and equipment	—	8,901
Impairment of land and development costs	6,950	17,608
Amortization of debt issuance costs and debt discounts	4,872	5,652
Share-based compensation expense	7,065	5,380
Changes in operating assets and liabilities:
Receivables, net	3,932	864
Prepaid expenses and other	(5,557)	2,775
Accounts payable, accrued expenses and other	36,220	17,185
Net cash provided by operating activities	171,282	118,099
Cash flows from investing activities:
Capital expenditures	(255,013)	(110,791)
Payments for business combinations	(4,300)	(45,216)
Equity method investments, inclusive of capitalized interest	(20,428)	(96,135)
Purchase of held-to-maturity debt securities	(20,062)	—
Refund for escrow deposit	25,000	—
Proceeds from sale of property and equipment	4,200	1,090
Net proceeds from sale of discontinued operations	10,784	—
Purchase of intangible assets	(1,057)	—
Loans receivable	(6,036)	—
Refund of restricted cash	413	20
Net cash used in investing activities	(266,499)	(251,032)
Cash flows from financing activities:
Proceeds from Credit Facility	47,500	63,000
Repayments under Credit Facility	(103,500)	(31,000)
Proceeds from issuance of long-term debt	646,750	—
Repayment of long-term debt	(390,688)	(10,000)
Proceeds from common stock options exercised	996	3,513
Payments on other secured and unsecured notes payable	(653)	(71)
Purchase of treasury shares	(28,643)	—
Debt issuance and other financing costs	(12,408)	(2,827)
Net cash provided by financing activities	159,354	22,615
Increase (decrease) in cash and cash equivalents	64,137	(110,318)
Cash and cash equivalents at the beginning of the period	80,294	195,387
Cash and cash equivalents at the end of the period	$144,431	$85,069

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$52,728	$65,563
Cash payments (refunds) related to income taxes, net	3,374	(2,902)
Increase (decrease) in construction-related deposits and liabilities	(6,528)	6,659
Non-cash consideration for business combination	(300)	—
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, Baton Rouge, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, L'Auberge Baton Rouge, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). L'Auberge Baton Rouge in Baton Rouge, Louisiana, opened on September 1, 2012. In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs) and a live and televised poker tournament series (Heartland Poker Tour). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. We also own 26% of the equity in Asian Coast Development (Canada), Ltd. ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City, which is accounted for under the equity method of accounting. For further details, see Note 6, Investments and Acquisition Activities. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

In April 2012, we entered into agreements to execute a series of transactions that we expect will result in us ultimately acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack. Closing is expected by the end of the first quarter of 2013. For further discussion, see Note 6, Investments and Acquisition Activities.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2012:

		Fair Value Measurements Using:
	Total Carrying Value	Level 1	Level 2	Level 3
	(in millions)
Liabilities
Deferred compensation	$1.3	$1.3	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2012 for which it is practicable to estimate fair value:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets
Held-to-maturity securities	$20.0	$—	$20.0	$—
Promissory notes	$4.0	$—	$4.0	$—
Liabilities
Long-term debt	$1,545.2	$—	$1,545.2	$—

The estimated fair value of our short-term held-to-maturity securities and short-term promissory notes approximated our carrying values because of their short-term nature. The estimated fair value of our long-term held-to-maturity securities and long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair value of our long-term debt includes the fair value of our senior notes, senior subordinated notes and term loan using Level 2 inputs of observable market data on comparable debt instruments on or about September 30, 2012.

Land, Buildings, Riverboats and Equipment: Land, buildings, riverboats and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $30.3 million at September 30, 2012 and December 31, 2011. During the quarter, we reclassified $4.5 million of our stock of uniforms, linens, china, glassware, silverware and gaming chips from other assets to land, buildings, riverboats and equipment. Depreciation on our stock of uniforms, linens, china, glassware, silverware, and gaming chips totaling $0.4 million for the three and nine months ended September 30, 2012, respectively, that would have previously been included in operating expenses is included in "Depreciation and amortization" in our unaudited Condensed Consolidated Statements of Operations. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, riverboats and equipment are included in the determination of income.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or intangible assets during the three and nine months ended September 30, 2012 and 2011, respectively. During the three months ended September 30, 2012, we acquired goodwill and intangible assets related to our acquisition of the Heartland Poker Tour. For further discussion, see Note 6, Investments and Acquisition Activities.
The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At September 30, 2012 and December 31, 2011, we had accrued $10.2 million and $10.8 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Gaming taxes	$77.4	$76.1	$229.8	$225.7
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three and nine months ended September 30, 2012 and 2011, respectively, they consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Baton Rouge	$9.6	$1.1	$14.7	$3.1
Other	1.9	1.4	3.8	4.1
Total pre-opening and development costs	$11.5	$2.5	$18.5	$7.2

Earnings per Share: Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the-money stock options, restricted stock units and phantom stock units. Out-of-money stock options were excluded from the calculation of diluted earnings per share because including them would have been anti-dilutive, and totaled 4.7 million for the three and nine months ended September 30, 2012, respectively, and 4.3 million and 4.0 million for the three and nine months ended September 30, 2011, respectively.

Treasury stock: In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of shares of our Common Stock. The cost of the shares acquired is treated as a deduction from stockholders' equity. During the quarter ended September 30, 2012, we repurchased 2.5 million shares, and deducted $28.6 million from stockholders' equity. As of November 7, 2012, we have repurchased 3.6 million shares.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. For the three and nine months ended September 30, 2011 we reclassified $2.9 million and $8.8 million, respectively, in expenses included in "Food and beverage", "Lodging", "Retail, Entertainment and other" and "General and administrative" in our unaudited Condensed Consolidated Statements of Operations to expenses included in "Gaming" in our unaudited Condensed Consolidated Statements of Operations as we believe these expenses are more closely associated with gaming activities. These reclassification have no effect on previously reported operating income and net income (loss).

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

In July 2012, the FASB issued new accounting guidance for testing indefinite-lived assets for impairment. The new guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that its more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification ("ASC") Topic 350. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We expect to early adopt this guidance during the fourth quarter of 2012 and do not believe it will have a significant impact on our unaudited Condensed Consolidated Financial Statements.

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

Note 2—Long-Term Debt
Long-term debt at September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011
	(in millions)
Senior Secured Credit Facility	$—	$56.0
Term Loan	320.4	—
7.75% Senior Subordinated Notes due 2022	325.0	—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	445.7	445.1
7.50% Senior Subordinated Notes due 2015	—	372.2
Other secured and unsecured notes payable	—	0.7
	1,441.1	1,224.0
Less current maturities	(3.3)	(0.1)
	$1,437.8	$1,223.9
Senior Secured Credit Facility: In August 2011, we entered into the Fourth Amended and Restated Credit Agreement for a $410 million credit facility ("Credit Facility"), which matures in August 2016. As of September 30, 2012, we had no borrowings outstanding under the Credit Facility, and had $8.8 million committed under letters of credit.

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

Loss on early extinguishment of debt: During the nine months ended September 30, 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% Notes. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original issuance discount costs.
Net interest expense, net of capitalized interest was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest expense	$29.2	$27.1	$85.7	$81.2
Interest income	(0.2)	(0.1)	(0.5)	(0.3)
Capitalized interest	(6.0)	(3.0)	(17.8)	(5.2)
Total net interest expense, net of capitalized interest	$23.0	$24.0	$67.4	$75.7

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to L'Auberge Casino and Hotel Baton Rouge construction prior to the September 2012 opening, our River City expansion project and our investment in ACDL. We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2012 was 22.5%, or an expense of $2.0 million, and 16.0%, or an expense of $3.7 million, respectively, as compared to an effective tax rate of 7.5%, or an expense of $1.0 million, and 17.2%, or an expense of $2.6 million, for the corresponding prior-year periods. Our income tax expense for the same period last year was based on an actual year-to-date tax rate. We are now using the estimated annual tax rate to record our income tax expense for the interim periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance adjustment against a portion of our deferred tax assets, and a reserve for unrecognized tax benefits. A substantial portion of our tax provision represents state taxes in the jurisdiction of Indiana and Louisiana where we have no valuation allowance. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to $4.0 million during the next twelve months.

In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax return for the years 2009 and 2010. In June 2012, we received notification from the California Franchise Tax Board that it will begin examination of our franchise tax return for the years 2007, 2008, and 2009. In August 2012, we received notification from the Indiana Department of Revenue that we have been selected for an examination of our income tax return for the years 2008, 2009, and 2010. In April 2012, we received a supplemental letter of findings from the Indiana Department of Revenue upholding the prior audit assessment on our Indiana income tax filings for the years 2005, 2006, and 2007. We filed an appeal in June 2012 with the Indiana Tax Court to set aside the entire audit assessment. Our appeal is currently pending Court review. For further discussion, see Note 8, Commitments and Contingencies.

Note 4—Employee Benefit Plans
Share-based Compensation: As of September 30, 2012, we had approximately 5.9 million share-based awards outstanding, approximately 0.3 million of which are restricted stock units and other share based awards, and the rest of which are common stock options. In addition, we had approximately 2.5 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Share-based compensation expense	$1.7	$1.6	$7.0	$5.3

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2012	5,336,929	$12.84
Granted	1,259,300	$9.83
Exercised	(113,247)	$7.99
Canceled, Forfeited	(905,403)	$15.88
Options outstanding at September 30, 2012	5,577,579	$11.76
Vested or expected to vest at a point in the future as of September 30, 2012	2,259,876	$10.80
Options exercisable at September 30, 2012	2,607,270	$12.88

The unamortized compensation costs not yet expensed related to stock options totaled approximately $15.1 million at September 30, 2012 and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $1.0 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively. The associated shares were newly issued common stock.

The following information is provided for our stock options:

	For the nine months ended September 30,
	2012	2011
Weighted-average grant date fair value	$4.97	$6.73

Non-vested Shares: The following table summarizes information related to our non-vested shares, which includes restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2012	224,970	$11.51
Granted	275,150	$9.87
Vested	(150,972)	$10.22
Canceled, Forfeited	(5,875)	$11.78
Unvested shares at September 30, 2012	343,273	$10.76

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $2.6 million at September 30, 2012 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss (gain) on disposal of assets	$0.4	$1.3	$(0.8)	$7.4
Reserve on uncollectable loan receivable	(0.3)	—	1.7	—
Impairment of assets	—	—	—	0.1
Legal settlement expense	—	—	—	0.4
Write-downs, reserves and recoveries, net	$0.1	$1.3	$0.9	$7.9
Loss (gain) on disposal of assets: We recorded a loss of $0.4 million and $1.7 million during the three and nine months ended September 30, 2012, respectively, related to the disposal of slot and other equipment at our properties in the normal course of business. During the nine months ended September 30, 2012, this loss was offset by a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. The remaining losses incurred during the three and nine months ended September 30, 2011 relates to the disposal of slot and other equipment at our properties.
Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports & Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012. In July 2012, we purchased the assets of FSG for total consideration of $4.6 million, of which $4.3 million was cash and $0.3 million was credit against a portion of the previously made loan, which amount is shown as a recovery during the three months ended September 30, 2012.

Note 6—Investments and Acquisition Activities

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

In August 2011, we invested $95 million in ACDL in exchange for a 26% ownership interest, which is accounted for under the equity method, and the right to manage a future resort to be built in Vietnam. During the quarter ended September 30, 2012, we entered into an agreement to invest an additional $15.6 million in ACDL as part of a $60 million capital raise. As a result of this commitment, we maintained our 26% ownership in ACDL. As of September 30, 2012, we have funded $14.0 million of the capital raise. As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision making of ACDL is limited.

Because the financial statements of ACDL are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one quarter lag. Since ACDL is a development stage entity, its results included no revenues and a net loss of $5.0 million and $15.6 million for the three months and trailing nine months ended June 30, 2012, respectively. During the three and nine months ended September 30, 2012, our proportional share of ACDL's losses totaled $1.4 million and $4.2 million, respectively.

Our cash investment in ACDL exceeds our proportional share of the net book value of ACDL. The excess value relates to the gaming license and the potential future earnings of ACDL. The portion of this difference attributable to the fair value of the gaming license will be amortized over the term of the gaming license, or 50 years, which amortization will be included in our determination of income or loss from equity method investments. The portion of this difference attributable to equity method goodwill will not be amortized.

We have capitalized interest on our investment in ACDL because ACDL has not begun its principal operations. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this operation, the investment will no longer qualify for capitalization of interest. Capitalized interest on this investment was $2.0 million and $6.1 million for the three and nine months ended September 30, 2012, respectively.

In August 2012, we entered into an stock option agreement with ACDL. Under the terms of the stock option agreement we were granted an option to purchase common shares of ACDL at a predetermined exercise price. The option granted by ACDL was made to support certain administrative services we plan to render on behalf of ACDL under a yet-to-be negotiated services agreement. The option vests and becomes exercisable on a pro-rata daily basis over a 5 year term from the grant date. Portions of the option that are not vested and exercisable are subject to cancellation and termination provisions outlined within the stock option agreement. As of September 30, 2012, we recorded $0.3 million related to the vested portion of these options, included in "Other assets" and "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheet.

ACDL's wholly-owned Vietnamese subsidiary, Ho Tram Project Company Limited ("HTP"), is currently constructing and developing the first phase of the first resort of the Ho Tram Strip complex of destination integrated resorts.
In 2008, ACDL received an investment certificate from the Government of Vietnam for the development of the Ho Tram Strip, which outlined deadlines to complete phases of the development. HTP obtained an Official Letter from the Provincial Government extending the deadline for developing the Ho Tram Strip under the investment certificate. HTP is currently in default of the deadlines set out in the Official Letter for completing the first phase of the first resort and golf course. The first phase of the first resort is scheduled to open in the first quarter of 2013 and the golf course is scheduled to partially open in March of 2013 and fully in September of 2013.

ACDL and HTP have applied to amend the investment certificate to incorporate the deadlines provided for in the Official Letter into the investment certificate and to extend further the deadlines for completing the first phase of the first resort and the golf course, which would, if approved, remedy the default. The amendment would, among other things, confirm the project's entitlement to operate prized gaming upon completion and opening of the first phase of the first resort as provided for in the Official Letter. The process to approve the amendment to the investment certificate has been slower than ACDL had expected. While the Provincial Government has indicated its support for this amendment and ACDL expects the amendment to the investment certificate to be granted, there can be no assurance that it will be granted and, if so, as to the timing of such amendment. Additionally, delays in the establishment of regulatory protocols could delay the start of operation of the prized games.

ACDL has advised us that certain issues have arisen with respect to the funding of the first phase of the first resort. HTP is reliant upon a $175 million credit facility from a syndicate of Vietnamese banks ("lenders") to fund this first phase of the first resort of its Ho Tram Strip resort project. The Vietnamese banks have suspended funding under the credit facility until the amendment to the investment certificate has been granted. Through October 31, 2012, HTP had drawn approximately $79 million on the credit facility.

HTP has expected, and continues to expect, to draw fully on the credit facility to complete the first phase of the first resort over the next several months. In addition, ACDL plans to obtain a working capital credit facility prior to opening. However, as a result of the suspension of funding, ACDL/HTP currently does not have sufficient cash resources to complete the first phase of its Ho Tram resort project. Recently, construction activity has increased substantially, and without the lenders' resumption of funding under the credit facility or the infusion of additional funding from alternative sources on an expedited basis, construction at the project site will likely cease in the near term.

ACDL has also advised us that based on revised projections of the working capital from the manager of the first resort, HTP would be required to obtain additional capital beyond the previously disclosed $35 million yet-to-be-committed working capital facility. This would be required even assuming the resumption of funding under existing financing commitments from the syndicate of Vietnamese banks and the majority shareholder. The amount of additional working capital needs is still under review. If the Vietnamese banks are not prepared to provide the $35 million working capital credit facility or if additional working capital is required, additional funding will have to be obtained. Given the uncertainties surrounding its investment certificate and its existing lending agreements, it is uncertain if HTP will be able to secure such working capital facility.

In light of the foregoing, it is uncertain whether the first phase of the first resort will be completed. It is not clear what would happen if the first phase is not completed, including what actions the Vietnam government might take in such event. If the first phase is not completed, this would have a negative impact on our investment in ACDL and we could lose our entire investment in ACDL.

Retama Park Racetrack: On April 25, 2012, we entered into agreements to execute a series of transactions that we expect will result in us ultimately acquiring 75.5% of the equity of RPL, the owner of the racing license for Retama Park Racetrack. Under the terms of the agreements, we acquired certain bonds (the "RDC Bonds") and promissory notes (the "RDC Notes") issued by the Retama Development Corporation ("RDC") and a 50% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights") (collectively, the "Acquired Property") for cash consideration of $7.8 million. We expect to acquire the equity of RPL through a contribution of the Acquired Property and cash consideration of $15 million, which will be used primarily to refinance existing indebtedness and to provide working capital. The acquisition of the equity of RPL is subject to the receipt of all applicable regulatory approvals and additional agreements with RDC, with closing expected by the end of the first quarter of 2013. We provided an advance of the total consideration in the form of bridge loans and a supplemental promissory note totaling $2.9 million to RDC, included in "Other assets" in our unaudited Condensed Consolidated Balance Sheet at September 30, 2012.

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

Heartland Poker Tour: On July 2, 2012, we closed on an agreement to purchase substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc., owners of the Heartland Poker Tour and other related assets and intellectual property, for total consideration of $4.6 million. The purchase was accounted for as a business combination.

The purchase price for the assets of Federated Sports & Gaming Inc. and Federated Heartland, Inc. was allocated based upon estimated fair values of the assets, with the excess of estimated fair value over the net book value of the assets acquired recorded as goodwill. The allocation of fair value is preliminary and may be adjusted up to one year after the acquisition date.

Other Investments: We have short-term investments in corporate bonds and commercial paper classified as held-to-maturity investments, as we have the positive intent and ability to hold these securities to maturity. At September 30, 2012, we hold $4.4 million in corporate bonds and $10 million in commercial paper, included in "Marketable securities" in our unaudited

Condensed Consolidated Balance Sheet. It is not likely that the Company will be required to sell these investments prior to the recovery of the amortized cost.

Note 7—Discontinued Operations
Discontinued operations for September 30, 2012 consist primarily of our former Boomtown Reno operations and our Atlantic City operations. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 1 and 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.
Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations. In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. Actual net cash proceeds in the sale total approximately $10.8 million, net of approximately $2.1 million in cash acquired by the casino-resort buyers in the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. In addition, Pinnacle continues to hold approximately 780 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.
Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operation. Since that time, we have actively marketed the land and related operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect the business as discontinued operations and the related assets and liabilities as held for sale. We have entered into a letter of intent to dispose of our land holdings in Atlantic City and expect to enter into a definitive agreement by the end of the fourth quarter of 2012. During the third quarter of 2012, our Atlantic City land holdings, along with other related assets, were written down to net realizable value. As such, we recorded an impairment of $6.9 million during the quarter ended September 30, 2012.
Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$0.6	$12.6	$18.7	$30.7
Operating loss	$(7.3)	$(12.8)	$(9.2)	$(40.2)
Income tax benefit	0.2	0.2	0.4	0.2
Loss from discontinued operations, net of income taxes	$(7.1)	$(12.6)	$(8.8)	$(40.0)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Assets:
Property and equipment, net	$36.6	$54.4
Other assets, net	2.0	19.5
Total assets	$38.6	$73.9
Liabilities:
Total liabilities	$0.1	$2.9
Net assets	$38.5	$71.0

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: In April 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $245 million. The guaranteed maximum price set by the amendment to the agreement is a portion of the budget for the project of $368 million. L'Auberge Baton Rouge opened on September 1, 2012.

Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel, we have a redevelopment agreement which, among other things, commits us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place, or by December 2012. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50.0 million investment commitment. To date, we have invested or committed in partnership with other parties certain projects that provide us with approximately $13.0 million in credits toward investments under the redevelopment agreement. The redevelopment agreement also contains certain contingent payments in the event of certain defaults. If we and any development partners collectively fail to invest $50.0 million in residential housing, retail, or mixed-use developments within five years of the opening of the casino and hotels, we would be obligated to pay an additional annual service fee of $1.0 million, less applicable credits, in year six, $2.0 million in years seven and eight, and $2.0 million annually thereafter, adjusted pro-rata for investments made, and by changes in the consumer price index. We are considering alternatives to mitigate this obligation. We are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010.

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

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At September 30, 2012 and December 31, 2011, we had total self-insurance accruals of $14.7 million and $14.8 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gain from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. Accordingly, we continue to believe that we have adequately reserved for the potential outcome.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary that owns 26% of the equity in ACDL; subsidiaries with approximately $52.3 million in total assets as of September 30, 2012; and certain non-material subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$262.4	$—	$—	$262.4
Food and beverage	—	20.0	—	—	20.0
Other	—	21.6	0.2	—	21.8
	—	304.0	0.2	—	304.2
Expenses:
Gaming	—	146.1	—	—	146.1
Food and beverage	—	16.9	—	—	16.9
General and administrative and other	7.5	71.3	1.6	—	80.4
Depreciation and amortization	0.6	26.9	0.1	—	27.6
Write-downs, reserves and recoveries	—	0.4	(0.3)	—	0.1
	8.1	261.6	1.4	—	271.1
Operating income (loss)	(8.1)	42.4	(1.2)	—	33.1
Equity earnings of subsidiaries	30.4	—	—	(30.4)	—
Interest expense and non-operating income, net	(29.1)	3.9	2.2	—	(23.0)
Loss from equity method investment	—	—	(1.4)	—	(1.4)
Income (loss) from continuing operations before inter-company activity and income taxes	(6.8)	46.3	(0.4)	(30.4)	8.7
Management fee & inter-company interest	8.4	(6.4)	(2.0)	—	—
Income tax expense	(2.0)	—	—	—	(2.0)
Income (loss) from continuing operations	(0.4)	39.9	(2.4)	(30.4)	6.7
Loss from discontinued operations, net of taxes	—	(7.1)	—	—	(7.1)
Net income (loss)	$(0.4)	$32.8	$(2.4)	$(30.4)	$(0.4)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$778.0	$—	$—	$778.0
Food and beverage	—	55.9	—	—	55.9
Other	0.1	61.3	0.2	—	61.6
	0.1	895.2	0.2	—	895.5
Expenses:
Gaming	—	432.0	—	—	432.0
Food and beverage	—	47.9	—	—	47.9
General and administrative and other	23.0	194.3	2.0	—	219.3
Depreciation and amortization	2.0	77.9	0.1	—	80.0
Write-downs, reserves and recoveries	—	(0.8)	1.7	—	0.9
	25.0	751.3	3.8	—	780.1
Operating income (loss)	(24.9)	143.9	(3.6)	—	115.4
Equity earnings of subsidiaries	120.2	—	—	(120.2)	—
Interest expense and non-operating income, net	(85.4)	11.7	6.3	—	(67.4)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(4.2)	—	(4.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(10.8)	155.6	(1.5)	(120.2)	23.1
Management fee & inter-company interest	25.1	(19.0)	(6.1)	—	—
Income tax expense	(3.7)	—	—	—	(3.7)
Income (loss) from continuing operations	10.6	136.6	(7.6)	(120.2)	19.4
Loss from discontinued operations, net of taxes	—	(8.7)	(0.1)	—	(8.8)
Net income (loss)	$10.6	$127.9	$(7.7)	$(120.2)	$10.6

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$254.5	$—	$—	$254.5
Food and beverage	—	18.7	—	—	18.7
Other	—	22.7	—	—	22.7
	—	295.9	—	—	295.9
Expenses:
Gaming	—	145.6	—	—	145.6
Food and beverage	—	16.0	—	—	16.0
General and administrative and other	8.6	61.1	—	—	69.7
Depreciation and amortization	0.9	24.9	—	—	25.8
Write-downs, reserves and recoveries	—	1.3	—	—	1.3
	9.5	248.9	—	—	258.4
Operating income (loss)	(9.5)	47.0	—	—	37.5
Equity earnings of subsidiaries	31.6	—	—	(31.6)	—
Interest expense and non-operating income, net	(26.9)	1.8	1.1	—	(24.0)
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.5)	—	(0.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(5.0)	48.8	0.6	(31.6)	12.8
Management fee & inter-company interest	5.2	(4.1)	(1.1)	—	—
Income tax expense	(1.0)	—	—	—	(1.0)
Income (loss) from continuing operations	(0.8)	44.7	(0.5)	(31.6)	11.8
Loss from discontinued operations, net of taxes	—	(12.6)	—	—	(12.6)
Net income (loss)	$(0.8)	$32.1	$(0.5)	$(31.6)	$(0.8)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2011
Statement of Operations
Revenues:
Gaming	$—	$755.6	$—	$—	$755.6
Food and beverage	—	53.0	—	—	53.0
Other	0.1	56.7	—	—	56.8
	0.1	865.3	—	—	865.4
Expenses:
Gaming	—	437.3	—	—	437.3
Food and beverage	—	46.2	—	—	46.2
General and administrative and other	29.9	174.7	—	—	204.6
Depreciation and amortization	2.6	75.3	—	—	77.9
Write-downs, reserves and recoveries	0.5	7.4	—	—	7.9
	33.0	740.9	—	—	773.9
Operating income (loss)	(32.9)	124.4	—	—	91.5
Equity earnings of subsidiaries	77.1	0.2	—	(77.3)	—
Interest expense and non-operating income, net	(80.8)	4.0	1.1	—	(75.7)
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.5)	—	(0.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(36.8)	128.6	0.6	(77.3)	15.1
Management fee & inter-company interest	11.9	(10.8)	(1.1)	—	—
Income tax expense	(2.6)	—	—	—	(2.6)
Income (loss) from continuing operations	(27.5)	117.8	(0.5)	(77.3)	12.5
Income (loss) from discontinued operations, net of taxes	—	(40.3)	0.3	—	(40.0)
Net income (loss)	$(27.5)	$77.5	$(0.2)	$(77.3)	$(27.5)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of September 30, 2012
Balance Sheet
Current assets	$57.8	$113.0	$37.4	$—	$208.2
Property and equipment, net	21.8	1,660.4	1.5	—	1,683.7
Other non-current assets	49.2	76.5	15.0	—	140.7
Investment in subsidiaries	1,889.8	—	—	(1,889.8)	—
Equity method investment	—	—	114.0	—	114.0
Assets of discontinued operations held for sale	—	39.3	—	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
	$2,019.8	$1,889.2	$167.9	$(1,891.7)	$2,185.2
Current liabilities	$57.3	$153.7	$0.7	$—	$211.7
Long-term debt (including current portion)	1,441.2	—	—	—	1,441.2
Other non-current liabilities	11.8	10.6	0.3	—	22.7
Liabilities of discontinued operations held for sale	—	0.1	—	—	0.1
Inter-company	—	—	1.2	(1.2)	—
Equity	509.5	1,724.8	165.7	(1,890.5)	509.5
	$2,019.8	$1,889.2	$167.9	$(1,891.7)	$2,185.2
As of December 31, 2011
Balance Sheet
Current assets	$23.2	$78.6	$15.2	$—	$117.0
Property and equipment, net	20.3	1,494.2	0.5	—	1,515.0
Other non-current assets	45.4	101.5	—	—	146.9
Investment in subsidiaries	1,706.0	—	—	(1,706.0)	—
Equity method investment	—	—	97.8	—	97.8
Assets of discontinued operations held for sale	—	74.5	—	(0.6)	73.9
Inter-company	1.2	—	—	(1.2)	—
	$1,796.1	$1,748.8	$113.5	$(1,707.8)	$1,950.6
Current liabilities	$38.8	$140.0	$0.3	$—	$179.1
Long-term debt	1,223.3	0.5	—	—	1,223.8
Other non-current liabilities	14.6	10.8	—	—	25.4
Liabilities of discontinued operations held for sale	—	2.9	—	—	2.9
Inter-company	—	—	1.2	(1.2)	—
Equity	519.4	1,594.6	112.0	(1,706.6)	519.4
	$1,796.1	$1,748.8	$113.5	$(1,707.8)	$1,950.6

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	100% Owned Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2012
Statement of Cash Flows
Cash provided by (used in) operating activities	$(123.3)	$235.9	$58.7	$—	$171.3
Capital expenditures and other	(9.3)	(209.8)	(47.4)	—	(266.5)
Cash used in investing activities	(9.3)	(209.8)	(47.4)	—	(266.5)
Change in notes payable and other	159.3	—	—	—	159.3
Cash provided by financing activities	159.3	—	—	—	159.3
Increase in cash and cash equivalents	26.7	26.1	11.3	—	64.1
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$44.0	$74.1	$26.3	$—	$144.4

For the nine months ended September 30, 2011
Statement of Cash Flows
Cash provided by (used in) operating activities	$(76.1)	$160.5	$33.7	$—	$118.1
Capital expenditure and other	(9.6)	(145.5)	(95.9)	—	(251.0)
Cash used in investing activities	(9.6)	(145.5)	(95.9)	—	(251.0)
Change in notes payable	22.6	—	—	—	22.6
Cash provided by financing activities	22.6	—	—	—	22.6
Increase (decrease) in cash and cash equivalents	(63.1)	15.0	(62.2)	—	(110.3)
Cash and cash equivalents, beginning of period	76.9	41.6	76.9	—	195.4
Cash and cash equivalents, end of period	$13.8	$56.6	$14.7	$—	$85.1
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

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude; a subsidiary that owns 26% of the equity in ACDL; a subsidiary with with $3.9 million in cash and cash equivalents as of September 30, 2012; a subsidiary with approximately $19.0 million in total assets as of September 30, 2012; a subsidiary with $25.1 million in total assets as of September 30, 2012; a subsidiary with $4.3 million in total assets as of September 30, 2012; and certain non-material subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to income from continuing operations for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
L'Auberge Lake Charles	$99.5	$98.2	$297.3	$283.1
St. Louis (a)	98.5	98.4	299.2	288.5
Boomtown New Orleans	27.9	32.2	92.6	102.5
Belterra Casino Resort	41.6	42.1	120.3	117.4
Boomtown Bossier City	19.8	21.1	62.8	65.4
L'Auberge Baton Rouge	13.1	—	13.1	—
River Downs	3.5	3.9	9.9	8.5
Other	0.3	—	0.3	—
Total Revenue	$304.2	$295.9	895.5	$865.4
Adjusted EBITDA (b):
L'Auberge Lake Charles	$31.5	$29.7	$91.6	$79.5
St. Louis (a)	25.5	22.3	76.3	63.3
Boomtown New Orleans	7.7	10.3	28.7	34.2
Belterra Casino Resort	9.9	8.7	26.3	21.9
Boomtown Bossier City	4.3	4.6	14.8	14.6
L'Auberge Baton Rouge	1.5	—	1.5	—
River Downs	(0.5)	(0.7)	(1.3)	(1.7)
Other	(0.2)	—	(0.2)	—
	79.7	74.9	237.7	211.8
Corporate expenses (c)	(5.6)	(6.2)	(15.9)	(22.0)
Consolidated Adjusted EBITDA (b)	74.1	68.7	221.8	189.8
Other benefits (costs):
Depreciation and amortization	(27.6)	(25.8)	(80.0)	(77.9)
Pre-opening and development costs	(11.5)	(2.5)	(18.5)	(7.2)
Share-based compensation expense	(1.7)	(1.6)	(7.0)	(5.3)
Write-downs, reserves and recoveries, net	(0.1)	(1.3)	(0.9)	(7.9)
Net interest expense, net of capitalized interest	(23.0)	(24.0)	(67.4)	(75.7)
Loss from equity method investment	(1.4)	(0.5)	(4.2)	(0.5)
Loss on early extinguishment of debt	—	(0.2)	(20.7)	(0.2)
Income tax expense	(2.0)	(1.0)	(3.7)	(2.6)
Income from continuing operations	$6.8	$11.8	$19.4	$12.5

	For the nine months ended September 30,
	2012	2011
	(in millions)
Capital expenditures:
L'Auberge Baton Rouge	$207.6	$69.6
L'Auberge Lake Charles	10.1	13.2
St. Louis (a)	22.3	10.2
Boomtown New Orleans	4.8	3.1
Belterra Casino Resort	1.9	2.4
Boomtown Bossier City	2.0	2.1
River Downs	1.3	0.1
Corporate and other, including development projects and discontinued operations	5.0	10.1
	$255.0	$110.8

	September 30, 2012	December 31, 2011
	(in millions)
Assets
L'Auberge Lake Charles	$313.2	$317.3
L'Auberge Baton Rouge	391.0	208.5
St. Louis (a)	756.4	752.0
Boomtown New Orleans	74.6	75.5
Belterra Casino Resort	172.9	180.0
Boomtown Bossier City	83.4	86.1
River Downs	47.1	45.5
Corporate and other, including development projects and discontinued operations	346.6	285.7
	$2,185.2	$1,950.6

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City, Louisiana. We opened L'Auberge Baton Rouge in Baton Rouge, Louisiana on September 1, 2012. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio and a live and televised poker tournament series, Heartland Poker Tour. We also own a 26% stake in ACDL, a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City. In June 2012, we closed the previously announced sale of our Boomtown Reno operations.

In April 2012, we entered into agreements to execute a series of transactions that would result in us acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack. The acquisition of the equity of RPL is subject to the receipt of all applicable regulatory approvals and additional agreements with Retama Development Corporation, a local corporation organized and acting on behalf of the City of Selma as owner of Retama Park, with closing expected by the end of the first quarter of 2013.

We operate casino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. In addition, we operate one racetrack and a poker tour. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2012 and 2011. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues:
L'Auberge Lake Charles	$99.5	$98.2	$297.3	$283.1
St. Louis (a)	98.5	98.4	299.2	288.5
Boomtown New Orleans	27.9	32.2	92.6	102.5
Belterra Casino Resort	41.6	42.1	120.3	117.4
Boomtown Bossier City	19.8	21.1	62.8	65.4
L'Auberge Baton Rouge	13.1	—	13.1	—
River Downs	3.5	3.9	9.9	8.5
Other	0.3	—	0.3	—
Total Revenue	$304.2	$295.9	895.5	$865.4
Adjusted EBITDA (b):
L'Auberge Lake Charles	$31.5	$29.7	$91.6	$79.5
St. Louis (a)	25.5	22.3	76.3	63.3
Boomtown New Orleans	7.7	10.3	28.7	34.2
Belterra Casino Resort	9.9	8.7	26.3	21.9
Boomtown Bossier City	4.3	4.6	14.8	14.6
L'Auberge Baton Rouge	1.5	—	1.5	—
River Downs	(0.5)	(0.7)	(1.3)	(1.7)
Other	(0.2)	—	(0.2)	—
	79.7	74.9	237.7	211.8
Corporate expenses	(5.6)	(6.2)	(15.9)	(22.0)
Consolidated Adjusted EBITDA (b)	74.1	68.7	221.8	189.8
Other benefits (costs):
Depreciation and amortization	(27.6)	(25.8)	(80.0)	(77.9)
Pre-opening and development costs	(11.5)	(2.5)	(18.5)	(7.2)
Share-based compensation expense	(1.7)	(1.6)	(7.0)	(5.3)
Write-downs, reserves and recoveries, net	(0.1)	(1.3)	(0.9)	(7.9)
Net interest expense, net of capitalized interest	(23.0)	(24.0)	(67.4)	(75.7)
Loss from equity method investment	(1.4)	(0.5)	(4.2)	(0.5)
Loss on early extinguishment of debt	—	(0.2)	(20.7)	(0.2)
Income tax expense	(2.0)	(1.0)	(3.7)	(2.6)
Income from continuing operations	$6.8	$11.8	$19.4	$12.5

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

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

Segment comparison of the three and nine months ended September 30, 2012 and 2011

L'Auberge Lake Charles

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$85.6	$85.4	0.2%	$257.8	$248.3	3.8%
Total revenues	99.5	98.2	1.3%	297.3	283.1	5.0%
Operating income	25.8	24.0	7.5%	74.3	63.0	17.9%
Adjusted EBITDA	31.5	29.7	6.1%	91.6	79.5	15.2%
L'Auberge Lake Charles, our largest property, had an increase in revenues and Adjusted EBTIDA for the three and nine months ended September 30, 2012 as compared to the prior-year period, as a result of the a continued focus on the efficiency of the operation and utilization of assets, and due to a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. In addition, improvements made throughout the property have helped increase gaming revenues. Operating efficiencies have been achieved through consolidating tasks through a shared services arrangement across our Louisiana properties. Despite increases to revenues and Adjusted EBITDA for the three and nine months ended September 30, 2012, operating performance was negatively impacted by Hurricane Isaac.

St. Louis

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$84.6	$83.5	1.4%	$257.8	$247.8	4.0%
Total revenues	98.5	98.4	0.1%	299.2	288.5	3.7%
Operating income	11.7	7.7	51.9%	33.8	21.3	58.7%
Adjusted EBITDA	25.5	22.3	14.3%	76.3	63.3	20.5%
The St. Louis segment consists of River City and Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière). Revenues have remained consistent for the three months ended September 30, 2012 as compared to the prior-year period, and have increased during the nine months ended September 30, 2012 as compared to the 2011 period due to the maturation of the River City property. The Adjusted EBITDA increase reflects the benefits of a heightened focus on operating and marketing efficiencies primarily realized through our shared services arrangement in this market and due to a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. Beginning in the first quarter of 2012, we began accounting for medical claims through an enterprise-wide pooling of medical and related expenses, and allocating such expenses to each operating segment ratably based upon participant headcount. Previously, medical claims were expensed directly to the operating segment in which the participant resided. The use of medical claim pooling has no impact on Consolidated Adjusted EBITDA, but has impacted individual operating segments. For the nine months ended September 30, 2012, relative to using the prior medical expense allocation methodology, the use of medical pooling had a negative impact of $2.2 million on Adjusted EBITDA for St. Louis.
Boomtown New Orleans

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$26.8	$31.0	(13.5)%	$88.8	$98.7	(10.0)%
Total revenues	27.9	32.2	(13.4)%	92.6	102.5	(9.7)%
Operating income	6.1	8.7	(29.9)%	26.0	29.2	(11.0)%
Adjusted EBITDA	7.7	10.3	(25.2)%	28.7	34.2	(16.1)%
Boomtown New Orleans' revenue and Adjusted EBITDA decreased for the three and nine months ended September 30, 2012 as compared to the prior-year period. Boomtown New Orleans performance was negatively impacted by Hurricane Isaac, as well as general difficult market conditions and operating challenges. We are making select facility improvements to increase the property's competitiveness, which includes plans to build a 150-room hotel tower with a budget of $20 million and completion expected in late-2013 or early-2014. We also continue to refine marketing programs to drive additional profitable revenue.

Belterra Casino Resort

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$35.2	$35.2	—%	$103.2	$99.9	3.3%
Total revenues	41.6	42.1	(1.2)%	120.3	117.4	2.5%
Operating income	6.8	5.5	23.6%	17.1	12.2	40.2%
Adjusted EBITDA	9.9	8.7	13.8%	26.3	21.9	20.1%

During the three and nine months ended September 30, 2012, revenues for Belterra have remained consistent from the prior-year period, while Adjusted EBITDA has increased primarily due to expense controls and a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. Due to the change in medical claims expense discussed above, the use of medical pooling had a favorable impact of $1.3 million on Adjusted EBITDA for Belterra for the nine months ended September 30, 2012.

Boomtown Bossier City

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$18.6	$19.5	(4.6)%	$58.9	$60.9	(3.3)%
Total revenues	19.8	21.1	(6.2)%	62.8	65.4	(4.0)%
Operating income	2.8	3.1	(9.7)%	10.2	10.0	2.0%
Adjusted EBITDA	4.3	4.6	(6.5)%	14.8	14.6	1.4%
Boomtown Bossier City's revenues and Adjusted EBITDA have declined for the three months ending September 30, 2012 compared with the results in the prior period while Adjusted EBITDA increased for the nine months ended September 30, 2012 compared with the results in the prior period. Boomtown Bossier City continues to face a very competitive operating environment, but cost discipline has permitted the property to maintain Adjusted EBITDA despite revenue challenges. The Adjusted EBITDA is also reflective of a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011.
L'Auberge Baton Rouge

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$11.5	$—	NM	$11.5	$—	NM
Total revenues	13.1	—	NM	13.1	—	NM
Operating loss	(15.3)	—	NM	(15.3)	—	NM
Adjusted EBITDA	1.5	—	NM	1.5	—	NM
We opened L'Auberge Baton Rouge on September 1, 2012. As such, the three and nine months ended September 30, 2012 include only one month of operations. The first month of operations are not necessarily indicative of future performance, as they include many one time pre-opening and development charges, and we expect operating efficiencies as the property matures, consistent with most property openings.

River Downs

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Gaming revenues	$—	$—	NM	$—	$—	NM
Total revenues	3.5	3.9	(10.3)%	9.9	8.5	16.5%
Operating loss	(0.7)	(0.9)	(22.2)%	(2.0)	(2.2)	(9.1)%
Adjusted EBITDA (loss)	(0.5)	(0.7)	(28.6)%	(1.3)	(1.7)	(23.5)%

River Downs offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year. Revenues increased during the nine months ended September 30, 2012 as compared to the prior-year period, despite declines during the third quarter. Adjusted EBITDA (loss) has decreased for the three and nine months ended September 30, 2012 as compared to 2011 due to improved cost efficiencies.

Other

Other results include results of our newly acquired Heartland Poker Tour, among other items. In July 2012, we purchased the assets of Heartland Poker Tour for total consideration of $4.6 million.

Other factors affecting income from continuing operations
The following is a description of the other costs and benefits affecting income from continuing operations for the three and nine months ended September 30, 2012 and 2011, respectively:

	For the three months ended September 30,		Percentage Increase/(Decrease)	For the nine months ended September 30,		Percentage Increase/ (Decrease)
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(in millions)
Other costs:
Corporate expenses	$(5.6)	$(6.2)	(9.7)%	$(15.9)	$(22.0)	(27.7)%
Depreciation and amortization	(27.6)	(25.8)	7.0%	(80.0)	(77.9)	2.7%
Pre-opening and development costs	(11.5)	(2.5)	360.0%	(18.5)	(7.2)	156.9%
Share-based compensation expense	(1.7)	(1.6)	6.3%	(7.0)	(5.3)	32.1%
Write-downs, reserves and recoveries, net	(0.1)	(1.3)	(92.3)%	(0.9)	(7.9)	(88.6)%
Loss from equity method investment	(1.4)	(0.5)	180.0%	(4.2)	(0.5)	740.0%
Loss on early extinguishment of debt	—	(0.2)	NM	(20.7)	(0.2)	NM
Net interest expense, net of capitalized interest	(23.0)	(24.0)	(4.2)%	(67.4)	(75.7)	(11.0)%
Income tax expense	(2.0)	(1.0)	100.0%	(3.7)	(2.6)	42.3%
NM — Not Meaningful
Corporate expenses represent unallocated payroll and benefits, professional fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Efforts to eliminate non-value added expenses at our Las Vegas headquarters, as well as the ramp up of cost savings and property allocations related to our shared service centers supporting our properties in the Midwest and Louisiana also contributed to the decline. During the nine months ended September 30, 2012, we incurred charges totaling $0.6 million related to severance costs and office relocation charges, as compared to $2.7 million in the prior-year period. Due to the change in medical claims expense discussed above, the use of medical pooling had a favorable impact $0.9 million on corporate expenses for the nine months ended September 30, 2012.
Depreciation and amortization expense increased for the three and nine months ended September 30, 2012 as compared to the prior-year periods due to the opening of L'Auberge Baton Rouge.

Pre-opening and development costs for the three and nine months ended September 30, 2012 and 2011 consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Baton Rouge	$9.6	$1.1	$14.7	$3.1
Other	1.9	1.4	3.8	4.1
Total pre-opening and development costs	$11.5	$2.5	$18.5	$7.2
Share-based compensation expense

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Shared-based compensation expense	$1.7	$1.6	$7.0	$5.3
Share-based compensation expense relates to the fair value of options on the date of issuance. Share-based compensation expense increased in the nine months ended September 30, 2012 due to the increased fair value of our options granted to management and the board of directors in May 2012, and due to the modification of options granted to our board of directors.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Loss (gain) on disposal of assets	$0.4	$1.3	$(0.8)	$7.4
Reserve on uncollectable loan receivable	(0.3)	—	1.7	—
Impairment of assets	—	—	—	0.1
Legal settlement expense	—	—	—	0.4
Write-downs, reserves and recoveries, net	$0.1	$1.3	$0.9	$7.9

Loss (gain) on disposal of assets: We recorded a loss of $0.4 million and $1.7 million during the three and nine months ended September 30, 2012 related to the disposal of slot and other equipment at our properties. During the nine months ended September 30, 2012, this loss was offset by a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the consideration for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. In April 2011, we donated land with a book value of $5.7 million to the City of Lake Charles, Louisiana, and recognized a loss accordingly. The remaining loss incurred during the three and nine months ended September 30, 2011 relates to the disposal of slot and other equipment at our properties.

Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012. In July 2012, we purchased the assets of FSG for total consideration of $4.6 million, of which $4.3 million was cash and $0.3 million was credit against a portion of the previously made loan, which amount shown as a recovery as of September 30, 2012.

Interest expense consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest expense	$29.2	$27.1	$85.7	$81.2
Interest income	(0.2)	(0.1)	(0.5)	(0.3)
Capitalized interest	(6.0)	(3.0)	(17.8)	(5.2)
Total interest expense, net of capitalized interest	$23.0	$24.0	$67.4	$75.7

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to L'Auberge Baton Rouge construction prior to the September 2012 opening, our River City expansion project and our investment in ACDL. We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL opens the first phase of this development, which is expected to occur in 2013, the investment will no longer qualify for capitalization of interest.

Loss on equity method investment: We hold a 26% ownership interest in ACDL, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the three and nine months ended September 30, 2012, our proportional share of ACDL's losses totaled $1.4 million and $4.2 million, respectively, which under our accounting policy reflects the loss of ACDL on a one quarter lag.

Loss on early extinguishment of debt: During the nine months ended September 30, 2012, we redeemed all $385 million in aggregate principal amount of our existing 7.50% senior subordinated notes due 2015. We recorded a $20.7 million loss on early extinguishment of debt as a result of this transaction, related to the redemption premium, the ratable write off of unamortized deferred financing fees and original issuance discounts.
Income taxes: Our effective tax rate for continuing operations for the three and nine months ended September 30, 2012 was 22.5%, or an expense of $2.0 million, and 16.0%, or an expense of $3.7 million, respectively, as compared to an effective tax rate of 7.5%, or an expense of $1.0 million, and 17.2%, or an expense of $2.6 million, respectively for the prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and a reserve for unrecognized tax benefits. A substantial portion of our tax provision represents state taxes in the jurisdiction of Indiana and Louisiana where we have no valuation allowance. In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax returns for the years 2009 and 2010. In June 2012, we received notification from the California Franchise Tax Board that it will begin an examination of our franchise tax return for the years 2007, 2008, and 2009. In August 2012, we received notification from the Indiana Department of Revenue that we have been selected for an examination of our income tax return for the years 2008, 2009, and 2010. Our Indiana income tax filings for the years 2005, 2006, and 2007 are also currently under appeal.
Discontinued operations: Discontinued operations as of September 30, 2012 consist primarily of our Boomtown Reno operations and our Atlantic City operations.

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

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operation. Since that time, we have actively marketed the land and related operations, however, events and circumstances beyond our control have extended the period to complete the sale of this operation beyond one year. We have continued to reflect the business as discontinued

operations and the related assets and liabilities as held for sale. We have entered into a letter of intent to dispose of our land holdings in Atlantic City and expect to enter into a definitive agreement by the end of the fourth quarter of 2012. During the third quarter of 2012, our Atlantic City land holdings, along with other related assets, were written down to net realizable value. As such, we recorded an impairment of $6.9 million during the quarter ended September 30, 2012.
Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$0.6	$12.6	$18.7	$30.7
Operating loss	$(7.3)	$(12.8)	$(9.2)	$(40.2)
Income tax benefit	0.2	0.2	0.4	0.2
Loss from discontinued operations, net of income taxes	$(7.1)	$(12.6)	$(8.8)	$(40.0)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Assets:
Land, buildings, riverboats and equipment, net	$36.6	$54.4
Other assets, net	2.0	19.5
	$38.6	$73.9
Liabilities:
Total liabilities	$0.1	$2.9
Net Assets	$38.5	$71.0

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2012, we held $144.4 million of cash and cash equivalents and $6.3 million of restricted cash. We estimate that approximately $70.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. We have short-term investments in corporate bonds and commercial paper totaling approximately $14.5 million. As of September 30, 2012, we had no borrowings on our $410 million amended and restated credit facility and had $8.8 million committed under various letters of credit. In March 2012, we completed an offering of $325 million in 7.75% senior subordinated notes due 2022 and entered into a $325 million term loan, as discussed below. We anticipate borrowings under our credit facility in the future to fund development and expansion projects and other general corporate needs. In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of our shares of common stock. As of September 30, 2012, we have purchased 2.5 million shares of common stock at a cost of $28.6 million.

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

	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2012	2011	2012 vs. 2011
	(in millions)
Net cash provided by operating activities	$171.3	$118.1	45.0%
Net cash used in investing activities	$(266.5)	$(251.0)	6.2%
Net cash provided by financing activities	$159.4	$22.6	605.3%
Operating Cash Flow
Our cash provided by operating activities in the nine months ended September 30, 2012, as compared to the prior-year period, increased due to improved results from operations. In addition, the increase is partially attributed to the timing of payments on accounts payable and accrued expense and $8.2 million we received during the first quarter of 2012 related to a property tax refund from the City of Atlantic City, for which we recorded a gain and associated receivable as of December 31, 2011.
Investing Cash Flow

The following is a summary of our capital expenditures for the nine months ended September 30, 2012 and 2011 by property or development project.

	For the nine months ended September 30,
	2012	2011
	(in millions)
L'Auberge Baton Rouge	$207.6	$69.6
L’Auberge Lake Charles	10.1	13.2
St. Louis	22.3	10.2
Boomtown New Orleans	4.8	3.1
Boomtown Bossier City	2.0	2.1
Belterra	1.9	2.4
Other	6.3	10.2
Total capital expenditures	$255.0	$110.8

During the first quarter of 2012, we broke ground on the construction of a 1,600 space parking structure at River City. We anticipate completion of this element of our River City expansion project by the end of 2012. The second phase of this expansion, a 200-room hotel and multi-purpose event center is expected to commence by the end of 2012 and be completed in late 2013. As of September 30, 2012, we have spent approximately $23 million of the $82 million River City expansion project budget.

We filed a license application with the Ohio Lottery Commission to operating video lottery terminals at River Downs in Cincinnati, Ohio. We plan to develop a gaming entertainment facility comprising approximately 1,600 video lottery terminals, multiple food and beverage outlets, over 1,600 parking spaces and new racing facilities. We expect the project to cost approximately $209 million, excluding license fees, original acquisition costs and capitalized interest, and plan to open the facility in the first half of 2014.

In July 2012, the Board of Directors approved plans to build a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million, and an expected completion date in late-2013 or early-2014.

We entered into an agreement to invest an additional $15.6 million in Asian Coast Development (Canada), Ltd. ("ACDL") as part of a $60 million capital raise. As a result of this commitment, we maintained our 26% ownership in ACDL. As of September 30, 2012, ACDL has received approximately $54 million of the $60 million total capital raise, inclusive of $14.0 million we contributed. The remaining funding is expected to occur during the fourth quarter of 2012.

We have short-term investments in corporate bonds and commercial paper classified as held-to-maturity investments as we have the positive intent and ability to hold these securities to maturity. At September 30, 2012, we hold $4.4 million in corporate bonds and $10 million in commercial paper.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments, repurchase shares of our common stock, fund the development of our projects, and explore other growth opportunities. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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

We may face significant challenges if conditions in the economy and financial markets worsen, the effect of which could adversely affect consumer confidence and the willingness of consumers to spend money on leisure activities. Because of the current economic environment, certain of our customers may curtail the frequency of their visits to our casinos and may reduce the amounts they wager and spend when compared to similar statistics in better economic times. All of these effects could have a material adverse effect on our liquidity.

For further discussion of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the year ended December 31, 2011.
Financing Cash Flow

Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million. As of September 30, 2012, we had $8.8 million committed under various letters of credit and no borrowings under our Credit Facility. The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016.

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

The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of L'Auberge Baton Rouge, River Downs and River City.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of September 30, 2012, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 7.25 to 1.00; (2) minimum consolidated interest coverage ratio of 1.75 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of September 30, 2012, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries with approximately $52.3 million in total assets as of September 30, 2012; a subsidiary that holds our investment in ACDL; our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of September 30, 2012, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of September 30, 2012.

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

Share Repurchase Plan

In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of our shares of common stock. As of September 30, 2012, we have purchased 2.5 million shares of common stock at a cost of $28.6 million. As of November 7, 2012, we have repurchased 3.6 million shares of common stock.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the three months ended September 30, 2012, to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011. There were no newly identified critical accounting policies and estimates in the third quarter of 2012, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-K, Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, expected results of operations, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets, our share repurchase authorization and timing and ability to repurchase shares of our common stock under a share repurchase program, our ability to enter into an agreement to sell our Atlantic City land holdings, our ability to sell or otherwise dispose of discontinued operations, the projected opening date for MGM Grand Ho Tram, the ability of ACDL to fund the development of the Ho Tram Strip project and each of its phases, our ability to close on our investment in Retama Partners, Ltd., the owners of the license of Retama Park Racetrack, the state of the economy, anticipated completion and opening schedule of our various projects, anticipated results for our various projects, expansion plans, construction schedules, video lottery terminals becoming operational at Ohio racetracks, gaming becoming legal at Texas racetracks, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed below, in addition to general domestic and international economic and political conditions, as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described below, review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
ACDL, the privately held company that is developing a complex of integrated resorts in Vietnam, is relying on funding from a credit facility from a syndicate of Vietnamese banks to complete the first phase of the company's Ho Tram Strip resort project. The syndicate of banks has suspended funding pending ACDL's receipt of an amendment to the Investment Certificate. As a result of the suspension of funding and additional working capital needs requested by the manager of the first resort, ACDL does not have sufficient cash resources to complete the first phase of the Ho Tram Strip resort project, all of which could result in the cessation of construction at the site of the first phase of the Ho Tram Strip resort project and therefore could materially adversely affect our investment in ACDL;

•
We face many other risks associated with our investment in ACDL, such as ACDL's ability to raise capital to fund the development of subsequent phases of the planned resort complex and business and regulatory risks, among other risks, in investing an entity conducting gaming operations in Vietnam;

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

•
fluctuations in the trading volume and market price of shares of our common stock, general business and market conditions and management's determination of alternative needs and uses of the our cash resources may affect the our share repurchase program;

•	we may experience delays in entering into an agreement to sell the our Atlantic City land holdings due to circumstances beyond our control or an agreement may not be entered into at all;

•	we may incur property or other losses that are not adequately covered by insurance, which may harm our results of operations;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Quarterly Report on Form 10-Q, as well as the "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC, which are hereby incorporated by reference into this Quarterly Report on Form 10-Q. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2012, we had $8.8 million committed under various letters of credit under our Credit Facility and no borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25% as of September 30, 2012. In addition, we had $323.4 million outstanding under a Term Loan under our Credit Facility. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. The Term Loan currently bears interest at 4.0%.
As of September 30, 2012, if LIBOR rates were to decrease by one percentage point, our annual interest expense would not decrease, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.7 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2012. At September 30, 2012, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—%	—%	—%	—%	—%	—%	—%
Term Loan	$813	$3,250	$3,250	$3,250	$3,250	$309,563	$323,376	$322,987
Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$351,000
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.625% Notes	$—	$—	$—	$—	$—	$450,000	$450,000	$487,125
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$384,125
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following are modified risk factors that should be read in conjunction with the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for year ended December 31, 2011.

ACDL, the privately held company that is developing a complex of integrated resorts in Vietnam, is relying on funding from a credit facility from a syndicate of Vietnamese banks to complete the first phase of ACDL's Ho Tram Strip resort project. The syndicate of banks has suspended funding, pending ACDL's receipt of an amendment to the Investment Certificate. As a result of the suspension of funding and additional working capital needs requested by the manager of the first resort, ACDL does not have sufficient cash resources to complete the first phase of the Ho Tram Strip resort project, all of which could result in the cessation of construction at the site of the first phase of the Ho Tram Strip resort project and therefore could materially adversely affect our investment in ACDL.

PNK Development 18, LLC, ("PNK 18"), one of our wholly owned unrestricted subsidiaries, owns 26% of Asian Coast Development (Canada) Ltd., a British Columbia corporation ("ACDL"). Entities affiliated with Harbinger Capital Partners (collectively, “Harbinger”) are the majority shareholders of ACDL. ACDL's wholly owned subsidiary Ho Tram Company Limited ("HTP") is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the "Ho Tram Strip"). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited.

In 2008, ACDL received an investment certificate from the Government of Vietnam for the development of the Ho Tram Strip, HTP is currently constructing and developing the first phase of the first integrated resort. The first phase is scheduled to open in the first quarter of 2013 and the golf course is scheduled to partially open in March of 2013 and fully in September of 2013.

HTP obtained an Official Letter from the Provincial Government extending the deadline for developing the Ho Tram Strip under the investment certificate. HTP is currently in default of the deadlines set out in the Official Letter for completing the first phase of the first resort and golf course.

ACDL and HTP have applied to amend the investment certificate to incorporate the deadlines provided for in the Official Letter into the investment certificate and to extend further the deadlines for completing the first phase of the first resort and the golf course. The amendment would remedy the default and, among other things, confirm the project's entitlement to operate prized gaming upon completion and opening of the first phase of the first resort as provided for in the Official Letter. The process to approve the amendment to the investment certificate has been slower than ACDL had expected. While the Provincial Government has indicated its support for this amendment and ACDL expects the amendment to the investment certificate to be granted, there can be no assurance that it will be granted and if so as to the timing of such amendment. Additionally, delays in the establishment of regulatory protocols could delay the start of operation of the prized games.

A material portion of the funding for the first phase of the first resort is being provided to HTP by a syndicate of Vietnamese joint stock banks pursuant to a $175 million credit facility. Through October 31, 2012, HTP's lenders have loaned approximately $79 million to HTP. HTP has expected, and continues to expect, to draw fully on the credit facility to complete the first phase of the first resort over the next several months since construction activity has increased substantially. In addition, ACDL plans to obtain a working capital credit facility prior to opening.

ACDL has advised us that certain issues have arisen with respect to the funding of the first phase of the Ho Tram Strip. First, the Vietnamese banks have suspended funding under the credit facility until the amendment to the investment certificate has been granted. Accordingly, HTP is currently unable to draw upon the credit facility at a time when construction activity on the first phase of the first resort has increased significantly. ACDL and HTP have limited cash resources of their own to draw upon to fund continued construction activity. Without either the lenders' resumption of funding under the credit facility or the infusion of additional funding from alternative sources on an expedited basis, construction at the project site will likely cease in the near term. As discussed above, the timing of the approval of the amendment to the investment certificate is uncertain. The inability to complete the final stages of construction and fit out and the inability of HTP to pay its contractors and vendors for work that they have completed may result in material adverse consequences to the Ho Tram Strip project, including the risk that its various vendors, contractors, consultants and management company could exercise their various remedies under their agreements including termination. Further, if construction ceases, it may be difficult or impossible or to complete the construction even if funding under the credit facility resumed or alternative funding is obtained.

Second, ACDL has also advised us that based on revised projections of the working capital from the manager of the first resort, HTP would be required to obtain additional capital beyond the previously disclosed $35 million yet-to-be-committed working capital facility. This would be required even assuming the resumption of funding under existing financing commitments from the syndicate of Vietnamese banks and Harbinger (collectively, the “ACDL Lenders”). The amount of additional working capital needs is still under review. If the Vietnamese banks are not prepared to provide the $35 million working capital credit facility or if additional working capital is required, additional funding will have to be obtained. Given the uncertainties surrounding its investment certificate and its existing lending agreements, it is uncertain if HTP will be able to secure such working capital facility.

With respect to the funding commitments that ACDL has already obtained for such first phase, ACDL is relying on various agreements with the ACDL Lenders to provide funding for construction of the first phase of the first integrated resort, which will require ACDL to comply with certain covenants and conditions. It is uncertain whether ACDL will be able to comply with these covenants and conditions. In addition, it is uncertain whether the ACDL Lenders will continue to have the financial capacity to comply with such obligations to fund their respective obligations. In the event that the ACDL Lenders do not fund their financial obligations, it is uncertain whether ACDL will be able to replace the funds to be provided by the ACDL Lenders in a timely manner, or at all, or on terms that are acceptable to ACDL and its shareholders.

In light of the foregoing, it is uncertain whether the first phase of the first resort will be completed. It is not clear what would happen if the first phase is not completed, including what actions the Vietnam government might take in such event. If the first phase is not completed, this would have a negative impact on our investment in ACDL and we could lose our entire investment in ACDL.

We face many other risks associated with our investment in ACDL, such as ACDL's ability to raise capital to fund the development of subsequent phases of the planned resort complex and business and regulatory risks, among other risks, in investing an entity conducting gaming operations in Vietnam.

In the future, ACDL will need to obtain funding for subsequent phases of the Ho Tram Strip. It is uncertain whether any subsequent phases of the first integrated resort or the second integrated resort of the Ho Tram Strip will be developed. If HTP is unable to build the resort complex as planned, it will have a negative impact on our investment in ACDL. It is not clear what actions the Vietnam government might take in the event that the Ho Tram Strip is not developed in accordance with the investment certificate (as amended from time to time).

Further, the resorts in the Ho Tram Strip will be new developments with no history of operations. It is uncertain whether ACDL will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to the Ho Tram Strip to make its operations profitable.

HTP's operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's, HTP's or our control. The gaming elements of the businesses will be subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect HTP's gaming operations. Because ACDL and HTP have no operating history, it may be more difficult for them to prepare for and respond to these types of risks than for a company with an established business and operating cash flow. If ACDL and HTP are not able to manage these risks successfully, it could negatively impact our investment. These and other risks could result in the failure to recover our investment in ACDL or to realize any gains in respect thereof.

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

Internal control policies and procedures and the compliance program that ACDL has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. Even though our investment in ACDL is through an unrestricted subsidiary under our debt agreements, if ACDL's or our employees or agents fail to comply with applicable laws or company policies governing ACDL's international operations, we and our subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions which could, in turn, serve as the basis for the initiation of like proceedings by gaming regulators in one or more of the states wherein we and our subsidiaries hold gaming licenses. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition and on the gaming licenses and approvals held by us and our subsidiaries.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 30, 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may be Purchased Under the Plans or Programs (3)
July 1-July 31, 2012	195,619	$10.44	195,008	$97,963,511
August 1-August 31, 2012	1,407,000	$11.16	1,407,000	$82,263,834
September 1-September 30, 2012	912,895	$11.95	912,800	$71,356,688
Total	2,515,514	$11.39	2,514,808	$71,356,688

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of tax withholding obligations in connection with stock awards, totaling 611 shares for the month of July 2012 and 95 shares for the month of September 2012.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)
As announced on July 25, 2012, the Company's Board of Directors approved a share repurchase plan or up to $100 million. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization, as amended, does not specify an expiration date.

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

10.1*
First Amendment to the Amended and Restated Shareholders Agreement, dated as of September 28, 2012 by and among Asian Coast Development (Canada) Ltd., Harbinger II S.a.r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., PNK Development 18, LLC and PNK Development 31, LLC.

10.2†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member) is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

10.3
Amended and Restated Shareholders Agreement dated as of August 29, 2012 by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.a.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2012 (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial Statements from Pinnacle Entertainment Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	November 9, 2012	By:	/s/ Carlos A. Ruisanchez
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

10.1*
First Amendment to the Amended and Restated Shareholders Agreement, dated as of September 28, 2012 by and among Asian Coast Development (Canada) Ltd., Harbinger II S.a.r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., PNK Development 18, LLC and PNK Development 31, LLC.

10.2†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member) is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

10.3
Amended and Restated Shareholders Agreement dated as of August 29, 2012 by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.a.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2012 (SEC File No. 001-13641).

11*	Statement re: Computation of Earnings Per Share.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial Statements from Pinnacle Entertainment Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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