Form 10-K
period 2012-12-31
PINNACLE ENTERTAINMENT INC.
filed 2013-03-01
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2012 was $594 million based on a closing price of $9.62 per share of common stock as reported on the New York Stock Exchange.
The number of outstanding shares of the registrant's common stock as of the close of business on February 25, 2013 was 58,381,813.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive 2013 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

Exhibit 4.28
Exhibit 4.29
Exhibit 4.35
Exhibit 4.36
Exhibit 4.40
Exhibit 4.41
Exhibit 10.30
Exhibit 10.47
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I
Item 1.Business

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, Baton Rouge, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, L'Auberge Baton Rouge, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs) and a live and televised poker tournament series (Heartland Poker Tour). We also own a minority equity interest in Asian Coast Development (Canada), Ltd. ("ACDL"), a British Columbia corporation, that is developing Vietnam's first integrated resort near Ho Chi Minh City. In December 2012, we entered into a definitive agreement to acquire Ameristar Casinos, Inc. (as discussed below). References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.
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
Highlights of 2012 include the following:

•
Entered into a definitive agreement to acquire Ameristar Casinos, Inc. ("Ameristar") in an all cash transaction valued at $2.8 billion, including assumed debt. Subject to conditions in the merger agreement, we expect the transaction to close by the end of the third quarter of 2013.

•
Redeemed all of our 7.50% Senior Subordinated Notes due 2015 and repaid all then-outstanding borrowings under our Fourth Amended and Restated Credit Agreement ("Credit Facility") in March 2012, using the net proceeds of the newly issued 7.75% senior subordinated notes due 2022 and a portion of the net proceeds from the Incremental Term Loan under our Credit Facility;

•
Entered into agreements in April 2012 to execute a series of transactions that ultimately resulted in us acquiring 75.5% of the equity of the owners of the racing license for the Retama Park Racetrack and entering into a management contract in January 2013 to manage the day-to-day operations of the Retama Park Racetrack;

•	Closed the sale of the Boomtown Reno operations in June 2012 for total proceeds of approximately $12.9 million;

•
Acquired substantially all of the assets of Federated Sports & Gaming Inc. and Federated Heartland, Inc. in July 2012. These entities owned the Heartland Poker Tour and other related assets and intellectual property;

•	Authorized a share repurchase program of up to $100 million of our shares of common stock in July 2012. During 2012, we repurchased 4.4 million shares for approximately $51.0 million; and

•	Opened L'Auberge Baton Rouge in Baton Rouge, Louisiana, in September 2012.

Operating Properties
Our largest property L’Auberge Lake Charles in Lake Charles, Louisiana opened in May 2005 and offers one of the closest full-scale casino-hotel facilities to Houston, Texas, as well as the Austin, Texas and San Antonio, Texas metropolitan areas. Our property is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge Lake Charles offers a single-level casino floor with 1,616 slot machines, 75 table games and a hotel with 995 guestrooms, villas and suites. The facility also offers several restaurants, approximately 26,000 square feet of meeting space, retail shops, a golf course, a full-service spa and other amenities. The hotel at L’Auberge Lake Charles is the largest in Louisiana outside of New Orleans.
L’Auberge Lake Charles competes with other full-service regional and destination resort casinos, including those in New Orleans, Louisiana, Biloxi, Mississippi, and Las Vegas, Nevada. It also competes with another casino-hotel in Lake Charles; a land-based Native American casino, which is approximately 43 miles northeast of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana. Ameristar is currently constructing a new gaming facility adjacent to L'Auberge Lake Charles, which, if the pending transaction with Ameristar is consummated, will become part of the overall resort destination that we can offer in Lake Charles.
Lumière Place, which fully opened in early 2008, is located in downtown St. Louis, Missouri. The Lumière Place complex includes the Lumière Place Casino with 2,004 slot machines and 68 table games, the 200-guestroom luxury Four Seasons Hotel St. Louis, the 294 all-suites HoteLumière, seven restaurants, banquet facilities, retail shops and more than 22,000 square feet of convention/meeting space, including a 7,300-square-foot ballroom. Lumière Place is located across from the Edward Jones Dome and America's Center convention center and just north of the Gateway Arch. A pedestrian tunnel connects Lumière Place to the America's Center convention center, the Edward Jones Dome and the city's central business district.
In March 2010, we opened River City Casino in the south St. Louis community of Lemay, Missouri. Our facility includes a single-level, 90,000 square-foot casino with 2,018 slot machines, 62 table games, including poker. The facility also features several restaurants, bars and retail shopping. River City is located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres.
In September 2011, we announced an $82 million expansion of River City to add a 200-guestroom hotel, a multi-purpose event center and a covered parking structure. Construction on the expansion project began during the first quarter of 2012. The covered parking structure was completed during the fourth quarter of 2012, with the multi-purpose event center expected to open during the second quarter of 2013 and the hotel expected to open in the fall of 2013.
The Lumière Place Casino and River City Casino compete with five other casinos in the St. Louis region (two of which are in Illinois), including the Isle of Capri Casino that opened in Cape Girardeau, Missouri in October 2012, and more broadly competes with other regional Midwest casinos.
Our Boomtown New Orleans property, which opened in 1994, is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. It features a dockside riverboat casino with 1,288 slot machines and 39 table games, several restaurants, a 350-seat nightclub, 4,600 square feet of meeting space, and approximately 1,700 parking spaces. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, two riverboat casinos, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos on the Mississippi Gulf Coast.
In July 2012, we announced a planned $20 million, 150-guestroom hotel project at our Boomtown New Orleans property. Construction on the hotel project will begin during the first quarter of 2013, with a target for completion in the first half of 2014.
Our southern Indiana property, Belterra Casino Resort, opened in October 2000 and is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and a half hours from Indianapolis, Indiana.
Belterra attracts customers by offering resort amenities that are generally superior to those at competing regional properties, several of which are closer to the population centers than Belterra. Belterra features a dockside riverboat casino with 1,416 slot machines and 53 table games and a 608-guestroom hotel, six restaurants, 33,000 square feet of meeting and conference space, a 1,553-seat entertainment showroom, retail shops, a swimming pool, a golf course and a full-service spa. The resort provides approximately 2,250 parking spaces, most of which are in a multi-level parking structure.
Belterra currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra; and two racetrack casinos in the Indianapolis, Indiana metropolitan area, each with approximately 2,000 slot machines. In November 2009, Ohio voters passed a constitutional amendment that allows one casino to be developed in each of Cincinnati, Columbus, Cleveland and Toledo. The Ohio casinos began opening in 2012 and have provided additional competition to Belterra. In addition, Belterra will gain additional competition from video lottery terminals at Ohio's racetracks, including our River Downs racetrack, which is discussed below.
Our Boomtown Bossier City property in Bossier City, Louisiana, features a hotel adjoining a dockside riverboat casino. The property opened in October 1996 and is located on a site directly adjacent to, and easily visible from, Interstate 20. The Bossier City/Shreveport region is a three-hour drive from the Dallas/Fort Worth metropolitan area along Interstate 20. The property includes 999 slot machines and 25 table games, 187 guestrooms, four restaurants and approximately 1,860 parking spaces.
Boomtown Bossier City competes with four dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas.
Our newest property L'Auberge Baton Rouge in Baton Rouge, Louisiana opened in September 2012 and offers a fully integrated casino entertainment experience. The facility features a single-level gaming floor; 1,480 slot machines; 56 table games, including a poker room; a hotel with 205 guestrooms, and a rooftop pool; three dining outlets; 2,373 total parking spaces, including a parking garage; amphitheater style event lawn feature; and a multi-purpose event center. The property is located on a portion of the 577 acres of land that we own approximately ten miles southeast of downtown Baton Rouge, Louisiana. L'Auberge Baton Rouge competes directly with two casinos in the Baton Rouge area and other resort facilities regionally in New Orleans and the Mississippi Gulf Coast.
In January 2011, we purchased River Downs Racetrack, located in Cincinnati, Ohio. River Downs is situated on approximately 160 acres of land, 40 of which are undeveloped, and offers live thoroughbred horse racing from April through Labor Day, as well as simulcast wagering throughout the year, broadcast on more than 500 monitors throughout the facility.
We applied for a license during 2012 to operate video lottery terminals ("VLTs") at River Downs. In October 2012, we announced plans to develop a new gaming entertainment facility at River Downs comprising of approximately 1,600 VLTs, four food and beverage outlets, a VIP lounge, over 2,000 parking spaces and new racing facilities. We expect the project to cost approximately $209 million, excluding license fees, original acquisition costs and capitalized interest, and plan to open the facility in the first half of 2014. River Downs is likely to face additional competition from expected casino openings in Ohio, as well as our Belterra property, discussed above, and other racetracks in Ohio with VLTs.
On July 2012, we closed on an agreement to purchase substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc., owners of the Heartland Poker Tour and other related assets and intellectual property. The Heartland Poker Tour is a live and televised poker tournament series that is currently in its eighth season, and broadcasts its events on hundreds of network television, cable and satellite stations.
We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which we aggregate into the "St. Louis" reporting segment. Financial information about segments and geographic areas is incorporated by reference from Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Assets and Operations

We own a minority interest in Asian Coast Development (Canada), Ltd. ("ACDL"). Entities affiliated with Harbinger Capital Partners are the majority shareholders of ACDL. ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The Ho Tram Strip project is located approximately 80 miles southeast of Ho Chi Minh City, Vietnam's largest city. The first phase of the Ho Tram Strip, MGM Grand Ho Tram Beach will feature 541 luxury guestrooms and suites, a full spectrum of world-class restaurants and amenities, VIP accommodations, a conference center, golf course, and an entertainment area featuring 90 live table games and 500 electronic games. The second integrated resort of the Ho Tram Strip, for which we have secured a management agreement, will be jointly developed by ACDL and us, and owned by ACDL. We expect the second integrated resort, which will be branded as a distinct premium resort, will be similar in project scope to the MGM Grand Ho Tram Beach resort. The Ho Tram Strip project will compete with slot parlors located in various 5-star hotels in Vietnam, as well as other destination casinos located throughout Southeast Asia, including Macau and Singapore. The opening of MGM Grand Ho Tram is subject to regulatory approvals, including obtaining an amendment to the Investment Certificate. While the application for the amendment is progressing through the government review and approval process, it is taking longer than expected. The amendment of the Investment Certificate has not been completed as of the date of this filing.

In April 2012, we entered into agreements to execute a series of transactions that would result in us ultimately acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack in San Antonio, Texas. In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRPLLC"), which is a reorganized limited liability company formerly known as RPL, and entered into a management contract with Retama Development Corporation ("RDC") to manage the day-to-day operations of Retama Park Racetrack.

On December 20, 2012, we agreed to acquire Ameristar Casinos, Inc. ("Ameristar") for $26.50 per share, in an all cash transaction valued at $2.8 billion, including assumed debt. Ameristar owns and operates casino facilities in St. Charles near St. Louis, Missouri; Kansas City, Missouri; Council Bluffs, Iowa; Black Hawk, Colorado; Vicksburg, Mississippi; East Chicago, Indiana; and Cactus Petes Resort Casino and the Horseshu Hotel and Casino in Jackpot, Nevada.

We are acquiring Ameristar pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”), between, Pinnacle, PNK Holdings, Inc., a direct wholly-owned subsidiary of Pinnacle (“Holdco”), PNK Development 32, Inc., an indirect wholly-owned subsidiary of Pinnacle (“Merger Sub”), and Ameristar. Pursuant to the Merger Agreement, the Merger Sub would be merged with and into Ameristar, with Ameristar surviving as a wholly-owned, indirect subsidiary of Pinnacle (the "Merger"). The Merger Agreement further provides that Pinnacle is entitled, under certain circumstances, to effect an alternative merger structure pursuant to which HoldCo would be merged with and into Ameristar with Ameristar as the surviving corporation (the “Alternative Merger”), and immediately thereafter, Ameristar would be merged with and into Pinnacle with Pinnacle as the surviving corporation. On February 1, 2013, the Parties entered into the First Amendment to the Merger Agreement, to more specifically address the effects of the Alternative Merger.

The completion of the merger is subject to various conditions, including, among others, (i) obtaining approval of certain gaming regulators, (ii) the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) approval of the merger by the stockholders of Ameristar.

Assets to be Sold or Held for Sale

In June 2012, we closed on the sale of our Boomtown Reno operations for total proceeds of approximately $12.9 million. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno. In addition, Pinnacle continues to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation and the related assets and liabilities as held for sale.

We own approximately 19 contiguous acres in the heart of Atlantic City, New Jersey, with extensive frontage along The Boardwalk, Pacific Avenue and Brighton Park. During the fourth quarter of 2012, we entered into a definitive agreement to sell our land holdings in Atlantic City, New Jersey for total consideration of approximately $30.6 million, subject to a financing contingency. The transaction is expected to close by the end of the first quarter of 2013. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.

In June 2010, we closed the President Casino, and have reflected the entity in discontinued operations. In October 2010, we sold The Admiral Riverboat, on which the President Casino formerly operated.

In June 2010, we completed the sale of our Argentina operations for approximately $40.0 million. We expect no continuing costs from this operation.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as properties in other states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in certain states, particularly in areas close to our existing gaming properties such as Texas, Ohio, Illinois, Indiana, Kentucky or Oklahoma; the development or expansion of Native American gaming in or near the states in which we operate; the expansion of additional developments or destination resorts in Vietnam or in southeast Asia; and the potential legalization of Internet gaming could create additional competition for us and could adversely affect our operations or proposed development projects.

Government Regulation and Gaming Issues

The gaming industry is highly regulated, and we must maintain our licenses to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues”, which is incorporated herein by reference. In addition, we must obtain regulatory approvals to complete our Merger with Ameristar, as described under "Business - Other Assets and Operations."

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

Employees

The following is a summary of our work force by segment at January 31, 2013, some of which are part-time employees. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment.

Approximate
Number of
Property	Employees
L’Auberge Lake Charles	2,096
St. Louis	2,229
Boomtown New Orleans	635
Belterra Casino Resort	1,062
Boomtown Bossier City	671
L’Auberge Baton Rouge	1,295
River Downs	121
Corporate and other (a)	370
Total	8,479

(a)	Corporate and other includes certain development project employees.

Executive Officers of the Registrant
The persons serving as our executive officers as of March 1, 2013, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	President, Chief Executive Officer and Director
Carlos A. Ruisanchez	Executive Vice President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Marketing Officer
Geno M. Iafrate	Executive Vice President, Regional Operations
Neil E. Walkoff	Executive Vice President, Regional Operations
Daniel P. Boudreaux	Senior Vice President and Chief Accounting Officer

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of March 1, 2013:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	President and Chief Executive Officer of Pinnacle Entertainment, Inc.
Stephen C. Comer	Retired Accounting Firm Managing Partner
Richard J. Goeglein	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Owner, Evening Star Holdings, LLC (Business Consulting Firm), and Former Gaming Executive
Bruce A. Leslie	Partner, Armstrong Teasdale LLP (law firm)
James L. Martineau	Business Advisor and Private Investor and Non-executive Vice Chairman of the Board
Desirée Rogers	Chief Executive Officer of Johnson Publishing Company, LLC
Jaynie M. Studenmund	Corporate Director and Advisor

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

Item 1A.Risk Factors

An investment in our securities is subject to risks inherent to our business. We have described below what we currently believe to be the material risks and uncertainties in our business. In December 2012, we entered into a definitive agreement under which Pinnacle will acquire all of the outstanding common shares of Ameristar Casinos, Inc. for $26.50 per share in cash (the “Merger”), for a total enterprise value of $2.8 billion, including the outstanding debt of Ameristar (the “Merger Agreement”). We have also described below what we currently believe to be the material risks and uncertainties related to the Merger. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K.

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

Risks Related to the Business

Our business is particularly sensitive to reductions in consumers' discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict.

Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. We compete with a broad range of entertainment and leisure activities. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, continued high unemployment levels, the housing and credit crises, the potential for bank failures, higher fuel or other transportation costs, and changes in consumer confidence, may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations. Deterioration in operating results could affect our ability to comply with financial covenant ratios, other covenants and requirements in our amended and restated credit facility and covenants and requirements under the bond indentures discussed in other risk factors below.

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

For example, on December 20, 2012, we entered into a definitive agreement to acquire Ameristar Casinos, Inc. for a total enterprise value of $2.8 billion, including the outstanding debt of Ameristar. There are a number of risks associated with the Merger with Ameristar, which are discussed in the risk factors below. In addition, in 2011, we acquired a minority interest in Asian Coast Development (Canada), Ltd. As noted below this investment introduced new risks to our Company. As we enter into new acquisitions or new investments, we may add additional risks to our business.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2012, we had indebtedness of approximately $1.4 billion, including $322.6 million under our term loan under our amended and restated credit facility. Our amended and restated credit facility consists of a $410 million revolving credit facility, which was undrawn as of December 31, 2012. Letters of credit of $8.6 million were outstanding as of December 31, 2012 under our amended and restated credit facility.

There can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•	limiting our ability to obtain additional financing without restructuring the covenants in our existing indebtedness to permit the incurrence of such financing;

•
requiring a substantial portion of our cash flow to be used for payments on the debt and related interest, thereby reducing our ability to use cash flow to fund other working capital, capital expenditures and general corporate requirements;

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

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our amended and restated credit facility, the term loan, the senior notes and the senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our amended and restated revolving credit facility matures in August 2016 and the term loan matures in March 2019. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our borrowings under our amended and restated revolving credit facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. While we may enter into interest rate hedges in the future, we currently have no such interest rate hedges. If interest rates increase, our debt service obligations on the variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.

In addition, the Merger will require significant funding to both Pinnacle and Ameristar and will require, at a minimum, an amendment to our amended and restated credit facility and potentially Ameristar's credit facility, including increased borrowings thereunder. See “Risk Factors-Other Risks Related to the Merger-We may be unable to obtain financing to complete the Merger on terms acceptable to us or at all, in which case we will need to seek alternative sources of capital or the completion of the Merger will be jeopardized” below.

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

Further, if the Merger is completed, we will need to comply with covenants under Ameristar's indentures governing its 7.50% Senior Notes. In addition, the Merger will require, at a minimum, an amendment to our amended and restated credit facility and an amendment to Ameristar's credit facility, and may require a new credit facility altogether. We are unable to predict what terms may be available to us for the amendment to our credit facility or Ameristar's credit facility or a new credit facility, and such terms could be less favorable and more restrictive than our current debt instruments.

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

The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states such as Texas, Kentucky, and Illinois or through Native American gaming facilities and Internet gaming, could adversely affect our financial results.

We face significant competition in all of the areas in which we operate. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently. We have entered into a number of strategic partnerships to compete with other competitors. The loss of one or more of these strategic partnerships may adversely affect our business.

Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or create competitive pressure, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to our existing casinos could be significantly and adversely affected by the legalization or expansion of gaming in new jurisdictions, including in particular, Texas, Illinois, Kentucky, and Oklahoma areas where our customers may also visit, and in the event the Merger is completed, in any of the areas in which Ameristar customers may also visit, and by the development or expansion of Native American casinos in areas where our customers may visit, or in the event the Merger is completed, Ameristar's customers may visit.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions, and federal law favors the expansion of Native American gaming. In 2009, legislation to approve up to 12 resort casinos, slot machines at racetracks and Native American gaming in Texas was rejected during the state's 2009 legislative session. Numerous gaming bills were introduced in the Texas Legislature during its 2010-11 regular session, none of which passed. Several gaming bills have been introduced in the Texas legislature during the 2013 session. If gaming was legalized in Texas, it would adversely affect our business, particularly our Louisiana properties.

In June 2011, the Illinois legislature passed an omnibus gaming bill that would allow, among other items, five new casinos in the state, including a 4,000-position property in downtown Chicago and riverboats in Rockford, Park City, Danville and one of six south Cook County suburbs, pending local approvals, and slots at six racetracks in the state, five in Chicago and one near St. Louis. The Governor of Illinois did not sign the bill. In 2012, a similar bill was passed by the Illinois legislature. The Governor vetoed that bill.  If gaming operations expanded in Illinois, it would adversely affect our business, particularly our St. Louis properties and Ameristar's East Chicago property, if the Merger is completed.

In February 2012, a bill was introduced in the Kentucky legislature which would authorize a statewide vote to amend the state's constitution to allow expanded gaming at up to seven locations in Kentucky. This bill subsequently died on the Kentucky Senate floor. Similar legislation has been introduced during the 2013 legislation session. In February 2013, a bill was filed in the legislature to amend the constitution to allow up to seven casinos. If gaming was legalized in Kentucky, it would have an adverse effect on our business, particularly our Belterra and River Downs facilities.

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

We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Furthermore, Native American gaming facilities frequently operate under regulatory requirements and tax environments that are less stringent than those imposed on state-licensed casinos, which may provide such Native American gaming facilities with a competitive advantage in our markets.

In April 2010, we canceled our Sugarcane Bay casino development in Lake Charles, Louisiana and we surrendered the related gaming license to the Louisiana Gaming Control Board (the “LGCB”). In February 2011, the LGCB granted a license to Ameristar's predecessor in interest for a new gaming facility in Lake Charles, which would be immediately adjacent to our L'Auberge Lake Charles facility. The new casino in Lake Charles could create interference with our facility. During 2012, we derived 32% of our revenues from our L'Auberge Lake Charles property.

In February 2012, the LGCB approved the construction of a new gaming facility in Bossier City, Louisiana, which we expect to open summer 2013. This new casino will provide competition, particularly for to our properties in Louisiana, including our Boomtown Bossier City casino.

In Ohio, three casinos opened in Columbus, Toledo and Cleveland in 2012 and one casino is being developed in Cincinnati with an opening expected in 2013. Our facilities, particularly Belterra and River Downs, will face competition from these casinos in Ohio and from existing riverboats in Indiana and may face competition from racetracks in Ohio with video lottery terminals.

From time to time, our competitors refurbish, rebrand or expand their casino offerings, which could function to increase competition. For example, a large competitor reopened a rebranded and refurbished riverboat casino in Lawrenceburg, Indiana replacing a smaller facility near our Belterra property.

We face competition from racetracks that offer slot machines. As video lottery terminals become operational at racetracks in Ohio (one property in Columbus, Ohio already operates video lottery terminals) or when slot machines are placed in racetracks in Illinois, they would provide new competition, particularly to our Belterra, River Downs and St. Louis area properties. We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, video lottery terminals, video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from Internet lotteries and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such Internet wagering services are often illegal under federal law but operate from overseas locations, and are nevertheless sometimes accessible to domestic gamblers. There are also proposals that would specifically legalize Internet gaming under federal law.

Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

Currently, we are in the process of constructing a 200-guestroom hotel and a multi-purpose event center at River City, which are expected to be completed in the fall of 2013. As of December 31, 2012, we had spent approximately $38.1 million of the $82 million River City expansion project budget. In addition, we expect that the River Downs project will cost approximately $209 million, excluding license fees, original acquisition costs and capitalized interest, and plan to open the facility in the second half of 2014. In addition, we are currently renovating the hotel at L'Auberge Lake Charles in two phases, which are expected to cost an aggregate of approximately $24 million, of which we have spent approximately $8.9 million to date on this project. We expect that the first phase of the renovation to be completed by the summer 2013 and the second phase of the renovation will be completed by the end of 2013. Further, we also plan to build a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million, and an expected completion date in the first half of 2014.

In the event the Merger is completed, we will own Ameristar's Lake Charles project, a luxury casino resort development in Lake Charles, Louisiana, which it acquired in March 2012. Ameristar's construction at Lake Charles commenced on July 20, 2012. The cost of the project is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses. Once the Merger is completed, Pinnacle anticipates funding the project through a combination of cash from its operations and borrowings under a credit facility and expects to open in the third quarter of 2014.

Because the Merger will require an amendment to our amended and restated credit facility and to Ameristar's credit facility, we cannot make assurances that such amendment will be made on terms acceptable to us, if at all, and if made, if it will provide adequate funding for the funding obligations in connection with the Lake Charles project or River Downs project.

In addition, the Merger will require significant funding to both Pinnacle and Ameristar. See “Risk Factors-Other Risks Related to the Merger-We may be unable to obtain financing to complete the Merger on terms acceptable to us or at all, in which case we will need to seek alternative sources of capital or the completion of the Merger will be jeopardized” below. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to continue with our current, or implement future, development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets and may not be able to do so on favorable terms or on terms acceptable to us.

Subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital.

We may need to access the capital markets or otherwise obtain additional funds to complete subsequent phases of our existing projects in River City, River Downs and Boomtown New Orleans, and to fund potential enhancements we may undertake at our facilities there, and in the event the Merger is completed, in any of Ameristar's projects, and elsewhere. We do not know when or if the capital markets will permit us to raise additional funds for such phases and enhancements in a timely manner, or on acceptable terms, or at all. Inability to access the capital markets, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects. Delay, reduction or cancellation of the subsequent phases of our projects could subject us to financial penalties, and the possibility of such penalties could require us to obtain additional financing on unfavorable terms.

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

We cannot assure you that the revenues generated from our new developments, acquired properties, and in the event the Merger is completed, in any of Ameristar's developments or properties, will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect us and the market for our securities and may make it more difficult to raise capital, even as the shortfall increases the need to raise capital.

As our new properties open, they may compete with our existing properties. For example, our development at our River Downs in Ohio will compete with our Belterra Casino Resort in Indiana.

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

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and services we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increases in costs of labor, including due to potential unionization of our employees;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increases may adversely affect our cost structure; and

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

The global financial crisis and recession have affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict.

The credit crisis, economic recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. The U.S. economy continues to experience some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. While the U.S. economy has emerged from the recession, high levels of unemployment have continued to persist. If the economy experiences another recession, we may experience a material adverse effect on our business, results of operations and financial condition.

If a significant percentage of our lenders under our amended and restated credit facility or our Debt Commitment Financing in connection with the Merger were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current or future projects or the Merger. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended and restated credit facility or under the Debt Commitment Financing in connection with the Merger, which would have a material adverse effect on our liquidity, financial condition and our ability to finance the Merger. For a description of the Debt Commitment Financing in connection with the Merger, see “Risk Factors- Other Risks Related to the Merger - We may be unable to obtain financing to complete the Merger on terms acceptable to us or at all, in which case we will need to seek alternative sources of capital or the completion of the Merger will be jeopardized.”

The significant distress experienced by financial institutions during the financial crisis and the recession has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it had traditionally been. Volatility in the capital markets is perceived to be high. The need to access the capital markets could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations.

We derived 53% of our revenues in 2012 from our casinos located in Louisiana and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in that area and in the states from which we draw patrons.

Four of our eight gaming properties are located in Louisiana. During 2012, we derived 53% of our revenues from these four casinos and 32% from one of them, L'Auberge Lake Charles in Lake Charles, Louisiana. Because we derive a significant percentage of our revenues from a small number of properties concentrated in a relatively small area, we are subject to greater risks from regional conditions than a gaming company with operating properties in several different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally higher impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

•	regional economic conditions;

•	regional competitive conditions, including legalization or expansion of gaming in Louisiana or in neighboring states;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	the outbreak of public health threats at any of our properties, or in the areas in which they are located, or the perception that such threats exist; and

•	a decline in the number of visitors.

In the event that the Merger closes, we will acquire Ameristar properties in several states, including properties in Lake Charles, Louisiana and St. Louis, Missouri, which will increase the number of our casinos in those regions.

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

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

•	shortages of materials;

•	shortages of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increases or delays in completing the project;

•	delays in obtaining or inability to obtain or maintain necessary license or permits;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	dispute with contractors;

•	disruption of our operations caused by diversion of management's attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

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

Construction of our development projects exposes us to risks of cost overruns due to typical construction uncertainties associated with any project or changes in the designs, plans or concepts of such projects. For these and other reasons, construction costs may exceed the estimated cost of completion, notwithstanding the existence of any guaranteed maximum price construction contracts. See “Risk Factors-Our substantial development plans for capital-intensive projects will require us to borrow significant amounts under our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.”

Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties.

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Indiana Gaming Commission, the Louisiana Gaming Control Board, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission, the Ohio Lottery Commission, and the Texas Racing Commission and, in the event the Merger is completed, regulatory authorities in any of the states in which Ameristar operates that we do not operate in Colorado, Iowa or Mississippi, may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of the Company's securities. In addition, many of the Company's key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

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

Changes in regulations affecting the casino business can affect our existing or proposed operations. In addition, legislators and special-interest groups have proposed legislation from time to time that would restrict or prevent gaming operations. Moreover, various jurisdictions such as Illinois, Delaware and New Jersey have restricted smoking on the casino floor and jurisdictions such as Missouri, Indiana and Louisiana have considered implementing similar restrictions. Such restrictions resulted in decreases in gaming revenues in jurisdictions that have implemented such measures. Other regulatory restrictions or prohibitions on our current or future gaming operations could curtail our operations and could result in decreases in revenues.

We are subject to extensive governmental regulations that impose restrictions on the ownership and transfer of our securities.

We are subject to extensive governmental regulations that relate to our current or future gaming operations and that impose certain restriction on the ownership and transfer of our securities.

In addition, we may be required by gaming authority to redeem shares of our common stock in the event that a stockholder is deemed to be unsuitable by a gaming regulatory authority. Our certificate of incorporation requires that if a person owns or controls our securities, including shares of our common stock, and is determined by a gaming authority to be unsuitable to own or control such securities or in the sole discretion of our board of directors is deemed likely to jeopardize our right to conduct gaming activities in any of the jurisdictions in which we conduct or intend to conduct gaming activities, we may redeem, and we may be required by a gaming authority to redeem, such person's securities to the extent required by the government gaming authority or deemed necessary or advisable by us.
If a gaming authority requires us, or if we deem it necessary or advisable, to redeem such securities, we will serve notice on the holder who holds securities subject to redemption and will call for the redemption of the securities of such holder at a redemption price equal to that required to be paid by the gaming authority making the finding of unsuitability, or if such gaming authority does not require a certain price per share to be paid, a sum deemed reasonable by us, which in our discretion may be the original purchase price, the then current trading price of the securities or another price we determine. The redemption price may be paid in cash, by promissory note, or both, as required by the applicable gaming authority and, if not so required, as we elect. Unless the gaming authority requires otherwise, the redemption price will in no event exceed:

•
the closing sales price of the securities on the national securities exchange on which such shares are then listed on the date the notice of redemption is delivered to the person who has been determined to be unsuitable, or

•	if such shares are not then listed for trading on any national securities exchange, then the closing sales price of such shares as quoted in the NASDAQ National Market System, or

•	if the shares are not then so quoted, then the mean between the representative bid and the ask price as quoted by NASDAQ or another generally recognized reporting system.

Beginning on the date that a gaming authority serves notice of a determination of unsuitability or the loss or threatened loss of a gaming license upon us, and until the securities owned or controlled by the unsuitable person are owned or controlled by persons found by such gaming authority to be suitable to own them, it is unlawful for the unsuitable person or any affiliate of such person (i) to receive any dividend, payment, distribution or interest with regard to the securities, (ii) to exercise, directly or indirectly or through any proxy, trustee, or nominee, any voting or other right conferred by such securities, and such securities shall not for any purposes be included in our securities entitled to vote, or (iii) to receive any remuneration in any form from the corporation or an affiliated company for services rendered or otherwise.
From and after the date of redemption, such securities will no longer be deemed to be outstanding and all rights of the person who was determined to be unsuitable, other than the right to receive the redemption price, will cease. Such person must surrender the certificates for any securities to be redeemed in accordance with the requirements of the redemption notice.

All persons owning or controlling securities of the Company and any affiliated companies must comply with all requirements of the gaming laws in each gaming jurisdiction in which we or any of our affiliated companies conduct or intend to conduct gaming activities. All securities of the Company must be held subject to the requirements of such gaming laws, including any requirement that (i) the holder file applications for gaming licenses with, or provide information to, applicable gaming authorities, or (ii) that any transfer of such securities may be subject to prior approval by gaming authorities, and any transfer of our securities in violation of any such approval requirement are not permitted and the purported transfer is void ab initio.

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

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we have entered into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain with us. If the Merger is completed, we also cannot guarantee that any of Ameristar's senior executives and management team will remain with us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

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

ACDL, in which we own a minority interest and is developing a complex of integrated resorts in Vietnam, is relying on funding from a credit facility from a syndicate of Vietnamese banks to complete the first phase of ACDL's Ho Tram Strip resort project. The syndicate of banks has suspended funding, pending ACDL's receipt of an amendment to its Investment Certificate. In addition, the opening of the first phase of the Ho Tram Strip resort project is dependent upon obtaining the amendment to the Investment Certificate. If the first phase of the Ho Tram Strip resort project is not opened, this could materially adversely affect our investment in ACDL.

PNK Development 18, LLC (“PNK 18”), one of our wholly owned unrestricted subsidiaries, owns a minority interest in Asian Coast Development (Canada) Ltd., a British Columbia corporation (“ACDL”). Specifically, PNK 18 owns approximately 24%, assuming conversion of all preferred stock, exercise of all warrants and exercise of certain options. Entities affiliated with Harbinger Capital Partners (collectively, “Harbinger”) are the majority shareholders of ACDL. ACDL's wholly owned subsidiary Ho Tram Project Company Limited (“HTP”) is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the “Ho Tram Strip”). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited.

In 2008, ACDL received an Investment Certificate from the Government of Vietnam for the development of the Ho Tram Strip. HTP has continued to make significant progress on the construction of the first phase of the first integrated resort and the resort elements of the project are substantially complete. The first phase has been scheduled to open in the first quarter of 2013 and continued progress has been made on construction of the golf course.

HTP obtained an Official Letter from the Provincial Government extending the deadline for developing the Ho Tram Strip under the Investment Certificate. HTP is currently in default of the deadlines set out in the Official Letter for completing the first phase of the first resort and golf course.

ACDL and HTP have applied to amend the Investment Certificate to incorporate the deadlines provided for in the Official Letter into the Investment Certificate and to extend further the deadlines for completing the first phase of the first resort and the golf course. The amendment would remedy the default and, among other things, confirm the project's entitlement to operate prized games upon completion and opening of the first phase of the first resort as provided for in the Official Letter. The process to approve the amendment to the Investment Certificate has been slower than ACDL had expected. While the Provincial Government has indicated its support for this amendment and ACDL expects the amendment to the Investment Certificate to be granted, there can be no assurance that it will be granted and if so as to the timing of such amendment. Additionally, delays in the establishment of regulatory protocols could delay the start of operation of the prized games.

A material portion of the funding for the first phase of the first resort is being provided to HTP by a syndicate of Vietnamese joint stock banks (the "HTP Lenders") pursuant to a $175 million credit facility (the "HTP Credit Facility"). Through December 31, 2012, HTP Lenders have loaned approximately $83.7 million to HTP, including accrued unpaid interest. HTP has expected, and continues to expect, to draw fully on the HTP Credit Facility. In addition, ACDL plans to obtain a working capital credit facility after a successful resolution of the pending amendment to the Investment Certificate.

ACDL has advised us that certain issues have arisen with respect to the funding of the first phase of the Ho Tram Strip. First, the HTP Lenders have suspended funding under the HTP Credit Facility until the amendment to the Investment Certificate has been granted. Accordingly, HTP is currently unable to draw upon the HTP Credit Facility. ACDL and HTP have limited cash resources of their own to draw upon to fund continued construction activity. ACDL and HTP have raised an additional $30 million dollars from Harbinger to provide the funding to complete the first phase of the Ho Tram Strip resort project. HTP has advised its vendors that it is not able to pay them until the HTP Lenders have resumed funding under the HTP Credit Facility. To date the vendors have not taken any action to commence claims under their agreements with HTP. As discussed above whether it will be granted, as well as, the timing of the approval of the amendment to the Investment Certificate is uncertain. The inability of HTP to pay its contractors and vendors for work that they have completed may result in material adverse consequences to the Ho Tram Strip project, including the risk that its various vendors, contractors, consultants and management company could exercise their various remedies under their agreements including termination.

Second, ACDL has also advised us that based on revised projections of the working capital from the manager of the first resort, HTP will likely be required to obtain additional capital beyond the previously disclosed $35 million yet-to-be-committed working capital facility. This would be required even assuming the resumption of funding under the HTP Credit Facility. The amount of additional working capital needs is still under review. If the HTP Lenders are not prepared to provide the $35 million working capital credit facility or if additional working capital is required, additional funding will have to be obtained. Given the uncertainties surrounding its Investment Certificate and its existing lending agreements, it is uncertain if, and when, HTP will be able to secure such working capital facility.

The HTP Credit Facility requires ACDL to comply with certain covenants and conditions. It is uncertain whether ACDL will be able to comply with these covenants and conditions. There is a risk that ACDL may be unable to do so. In addition, it is uncertain whether the HTP Lenders will continue to have the financial capacity to comply with such obligations to fund their respective obligations under the HTP Credit Facility. In the event the HTP Lenders do not fund their financial obligations under the HTP Credit Facility, it is uncertain whether ACDL will be able to replace the funds to be provided by the HTP Lenders in a timely manner, or at all, or on terms that are acceptable to ACDL and its shareholders.

In light of the foregoing, it is uncertain if and when the amendment to the Investment Certificate will be granted and when the first phase of the first resort will be opened. It is not clear what would happen if the first phase is not opened, including what actions the Vietnam government might take in such event. If the first phase is not opened, this would have a negative impact on our investment in ACDL and we could lose our entire investment in ACDL.

As discussed above, ACDL has been expecting to open the first phase of the first integrated resort in the first quarter of 2013 and the process to obtain the amendment to the Investment Certificate has taken longer than expected. In accordance with GAAP, and in consideration of the uncertainty surrounding the timing of the amendment of the Investment Certificate, related risks associated with such amendment, reinstatement of funding under the HTP Credit Facility, the subsequent working capital financing needs, we recorded a non-cash write down of the carrying value of its investment in ACDL of approximately $25 million. Should the delay in obtaining the amendment and the resumption of funding by HTP Lenders continue for a prolonged period of time, additional write-downs of the Company's investment in ACDL may be required in accordance with GAAP.

We face many other risks associated with our investment in ACDL, such as ACDL's ability to raise capital to fund the development of subsequent phases of the planned resort complex and business and regulatory risks, among other risks, in investing an entity conducting gaming operations in Vietnam.

In the future, ACDL will need to obtain funding for subsequent phases of the Ho Tram Strip. It is uncertain whether funding can be obtained to develop subsequent phases of the first integrated resort or the second integrated resort. If HTP is unable to build the resort complex as planned, it will have a negative impact on our investment in ACDL. It is not clear what actions the Vietnam government might take in the event that the Ho Tram Strip is not developed in accordance with the Investment Certificate (as amended from time to time).

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

ACDL will have operations outside the United States, which will expose us to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA.

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

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana properties are located, and the severity of such natural disasters is unpredictable. Our Lumière Place and River City facilities are located near the Madrid Fault Line and are subject to earthquakes. In addition, our River City casino is located in St. Louis, Missouri in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed our former Biloxi, Mississippi facility. In August 2005, our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. In September 2005, Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L'Auberge Lake Charles facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of our former President Casino, and caused a power outage over the course of two days at our Belterra Casino Resort in Indiana. In March 2011, our River Downs racetrack was forced to delay the opening of live racing due to flooding from the Ohio River. In addition, the Ho Tram Strip project is located on the coast of the Eastern Sea and in a location where natural disasters are unpredictable including typhoons. In October 2012, Hurricane Isaac delayed the opening of L'Auberge Baton Rouge for approximately a week and caused a temporary closure of Boomtown New Orleans for 5 days.

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

Natural disasters have made it more challenging for us to obtain adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties.

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms are significantly less than the policy limits we had during the 2005 hurricane season. Our coverage for a Named Windstorm today is $200 million per occurrence, subject to a deductible, including business interruption. For other catastrophes, our coverage today is $700 million per occurrence, subject to a deductible, including business interruption. In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

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

The absence of sufficient electrical power or a failure of the technology services needed to run our computers may cause us to be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems for River Downs. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Some of our casinos are located on leased property. If we default on one or more leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected casino.

We lease certain parcels of land on which L'Auberge Lake Charles, River City, and Belterra Casino Resort are located. As a ground lessee, we have the right to use the leased land; however, we do not retain fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our amended and restated credit facility.

We are subject to litigation which, if adversely determined, could cause us to incur substantial losses. Pending litigation against us, the parties to the Merger and Ameristar's board of directors could result in an injunction preventing the completion of the Merger and the payment of damages in the event the Merger is completed and may adversely affect our business, financial condition or results of operations following the Merger.

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

Further, in connection with the Merger and as of the date of this Annual Report on Form 10-K, stockholders of Ameristar have filed five purported stockholder class action complaints against Ameristar, its directors, Pinnacle, PNK Holdings, Inc. ("HoldCo") and PNK Development 32, Inc. (the "Merger Sub") (Pinnacle, HoldCo and Merger Sub are collectively referred to as the “Pinnacle Entities”) alleging, among other things, that the Ameristar board of directors conducted an unfair sales process resulting in unfair consideration to the Ameristar stockholders in the Merger. The complaints assert that members of Ameristar's board of directors breached their fiduciary duties in agreeing to the Merger and that the Pinnacle Entities aided and abetted these alleged breaches of fiduciary duties. The lawsuits seek to enjoin the Merger and seek unspecified monetary damages.

These actions could prevent or delay the completion of the Merger, divert our and Ameristar's management's attention from operating our respective businesses and result in substantial costs to us and Ameristar, including any costs associated with any applicable indemnification obligations. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger may adversely affect our or Ameristar's business, financial condition or results of operations. See “Item 3 - Legal Proceedings”.

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

There is a growing political and scientific consensus that emission of greenhouse gases, also referred to herein as “GHGs” continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of condition operations, financial, and liquidity. We have described the risks to us associated with extreme weather events in the risk factors above.

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

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	changes in market valuations of companies in our industry;

•	changes in expectations of future financial performance;

•	regulatory changes;

•	fluctuations in stock market prices and volumes;

•	issuances of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	our ability to close the Merger with Ameristar;

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

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

Other Risks Related to the Merger

We and Ameristar will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our and their financial results.

Uncertainty about the effect of the Merger on employees, suppliers, vendors and customers may have an adverse effect on us and/or Ameristar. These uncertainties may impair our and/or Ameristar's ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers, vendors and others who deal with either of us to seek to change existing business relationships with either of us. Employee retention and recruitment may be particularly challenging prior to completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles with the post-Merger company.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources of either or both companies. Any significant diversion of management's attention away from ongoing business and any difficulties encountered in the transition and integration process could adversely affect our and/or Ameristar's financial results prior to the Merger and the combined company's financial results post-Merger.

The closing of the Merger is dependent upon the satisfaction of conditions, which may prevent the merger from being consummated on the anticipated timeline, or at all. If completed, the Merger may not achieve its intended results, and we and Ameristar may be unable to successfully integrate our operations.

The closing of the Merger is dependent upon the satisfaction or waiver of conditions (some of which may not be waivable), including conditions relating to Ameristar stockholder approval, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the parties obtaining the requisite gaming approvals from the Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Louisiana Gaming Control Board and the Nevada Gaming Commission upon the recommendation of the Nevada State Gaming Control Board. Prior approval of the Merger by the Colorado Limited Gaming Commission is not required although certain approvals after the closing of the Merger will be required.

In the event that these regulatory conditions are not satisfied or the satisfaction thereof is significantly delayed, it may prevent the Merger from being consummated on the anticipated timeline, or at all. If the Merger is not completed on the timeline expected or at all, it could have a material adverse effect on the market price of our common stock, and we would nonetheless incur the significant expenses related to our pursuit of the Merger without realizing the expected benefits, which could have a material adverse effect on our financial condition and results of operations.

In addition, in the event we fail to complete the Merger by September 21, 2013, if we are unable to obtain the required gaming regulatory authority approvals by such date or are unable to obtain financing necessary to complete the Merger, we may be required to pay to Ameristar a termination fee of $85.0 million, which could adversely impact our liquidity and financial condition and ability to comply with the covenants and restrictions governing the terms of our debt.

Pinnacle and Ameristar entered into the Merger Agreement with the expectation that the Merger will result in various benefits for the combined company, including, among others, synergies resulting from cost savings and operating efficiencies.

Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the respective businesses and assets of both companies can be integrated in an efficient and effective manner.

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company's ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company's ability to achieve the anticipated benefits of the Merger. The combined company's results of operations could also be adversely affected by any issues attributable to either company's operations that arise or are based on events or actions that occur prior to the closing of the Merger. The companies may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company's future business, financial condition, operating results and prospects.

Further, the price we will pay per share price of Ameristar common stock is a fixed number and will not vary based on the market price of Ameristar common stock before the effective time of the Merger.  If the market price of Ameristar common stock declines prior to the closing of the Merger, the per share consideration we will pay could reflect a greater premium than that upon which the Merger was valued at the time we entered into the Merger Agreement.

We may be unable to obtain financing to complete the Merger on terms acceptable to us or at all, in which case we will need to seek alternative sources of capital or the completion of the Merger will be jeopardized.

We intend to fund the cash required in connection with the Merger largely with debt financing. In connection with the merger, we entered into a commitment letter with certain lenders who have agreed to provide the financing necessary to consummate the acquisition (the “Debt Commitment Financing”) to be used to fund, in part, the consideration to be paid pursuant to the terms of the Merger Agreement.

To the extent that market conditions deteriorate between now and the funding of the Debt Commitment Financing or we are unable to satisfy the relevant conditions to the Debt Commitment Financing, we may be unable to finance the Merger on terms acceptable to us or at all. To the extent that we are unable to secure the Debt Commitment Financing, we will need to seek alternate sources of capital, which may have a higher cost of capital than the Debt Commitment Financing, and we may be unable to complete the Merger. A higher cost of capital could have a material adverse effect on our financial results and condition and liquidity. If we are unable to obtain financing and the Merger Agreement is terminated for failure to obtain financing, we may be required to pay Ameristar a reverse termination fee of $85 million, which could adversely impact our financing condition.

Pinnacle will have significantly more debt after the Merger than it historically had and we may not be able to obtain adequate financing to execute our operating strategy.

Pinnacle will have significantly more debt after the Merger than it historically has had. Upon the anticipated amendment to our amended and restated credit facility, we anticipate increasing our borrowings under our credit facility as well as raising additional capital through the issuance of new senior notes to fund a portion of the Merger consideration. We also expect Ameristar to amend its senior credit facility to increase its borrowings thereunder. In addition, under the Merger Agreement and Debt Financing Commitment, Ameristar will pursue a consent solicitation with respect to its 7.50% senior notes. To the extent such consent is obtained, we plan to pursue to the Alternative Merger Structure, under which a simpler financing structure may be implemented for the combined company whereby:

•	our amended and restated credit facility and Ameristar's senior credit facility may be combined into a single new credit facility with Pinnacle as the borrower; and

•
in lieu of proceeds from the HoldCo senior notes offering (or the bridge loan to HoldCo), we may receive gross proceeds from either a new note offering by Pinnacle or a bridge facility with Pinnacle as the borrower.

We cannot provide assurances that the consent solicitation will be successful. If the consent solicitation is unsuccessful, and Ameristar is unable to obtain a separate consent to waive the requirement to make a change of control put offer to repurchase its 7.50% senior notes under the Ameristar indenture, then Ameristar will need to obtain a bridge loan of up to $1.1 billion to fund the repurchase of such notes.

This increased level of indebtedness after the Merger could result in Pinnacle and/or Ameristar having difficulty accessing capital markets or raising capital on favorable terms. Further, our financial results could be negatively affected by our inability to raise capital or because of the cost of such capital. In addition to the risks set forth above under “Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations,” the increased debt may result in any of the following risks:

•	A substantial portion of our cash flows from operations would be used to pay principal and interest on our indebtedness, which would reduce the funds available to us for other purposes.

•	Our increased indebtedness could make us more vulnerable in the event of a downturn in our business or general economic conditions.

•
If we were to default on our secured debt, the lenders of such debt could foreclose on all or substantially all of our assets, which would have a material adverse effect on our business, financial condition and results of operations.

•
The instruments governing our debt impose certain covenants, including covenants that require that we maintain certain financial ratios as well as restrictions on our business. The increased indebtedness could make it difficult for us to maintain compliance with such covenants, which could lead to an event of default under these instruments or otherwise restrict our ability to execute our business plan, which could have a material adverse effect on our results of operations, liquidity and financial condition.

•	Our increased debt could adversely affect our credit ratings, which could increase our cost of borrowings or adversely impact our ability to borrow in the future.

•
Our higher total debt could adversely impact our ability to refinance our debt as it becomes due on terms acceptable to us, or at all, and adversely impact our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or debt service requirements, which would have a material adverse effect on our liquidity and financial condition.

•	The increase in our interest expense related to our higher total debt could affect our liquidity, results of operations and financial condition.

If the consent solicitation is not successful, it will be difficult for Pinnacle to provide any credit support to the Ameristar or its subsidiaries or guarantees of the indebtedness of Ameristar and its subsidiaries following the Merger.

If the consent solicitation is unsuccessful, Ameristar and its subsidiaries will be designated as unrestricted subsidiaries of Pinnacle following the Merger for purposes of the terms governing Pinnacle's senior notes and senior subordinated notes and amended and restated credit facility, and, as such, Ameristar's debt will constitute non-recourse indebtedness to Pinnacle and its other subsidiaries. Among other requirements, to qualify as non-recourse indebtedness, Ameristar's debt must constitute indebtedness as to which Pinnacle and its restricted subsidiaries (i) will have limited or no ability to provide credit support of any kind; (ii) will not be directly or indirectly liable (as a guarantor or otherwise); or (iii) will not constitute the lender.

Consequently, subject to limited exceptions, it will be difficult for Pinnacle to provide any credit support to Ameristar or its subsidiaries or guarantees of the indebtedness of Ameristar or its subsidiaries following the Merger based on the covenants contained in the indentures and amended and restated credit facility. As a result, from and after the closing of the Merger, the businesses of Pinnacle and Ameristar will be treated as separate credits for financing and satisfaction of covenant purposes, even though they will be consolidated for GAAP and financial reporting purposes.

In addition, if the Alternative Merger Structure cannot be effected, any notes issued by HoldCo to fund the Merger would need to qualify as non-recourse indebtedness under the instruments governing our indebtedness, which would make it difficult for us and to  provide any credit support or guaranteeing any such notes.  Moreover, it would be difficult for Ameristar and its subsidiaries to guarantee or service  any such notes issued by HoldCo under the terms of Ameristar's 7.50% senior notes.

If the consent solicitation is not successful, the ability of Pinnacle to make equity contributions or loans to Ameristar and its subsidiaries will be restricted upon consummation of the Merger. The designation of Ameristar and its subsidiaries as unrestricted subsidiaries will limit Pinnacle's ability, from and after the Merger, to move cash between Ameristar and its subsidiaries, on the one hand, and Pinnacle and its subsidiaries, on the other hand. Specifically, following the consummation of the Merger, any contribution of capital or loans from Pinnacle or any of its subsidiaries to Ameristar or any of its subsidiaries will constitute a restricted payment under the terms of Pinnacle's senior notes and senior subordinated notes and amended and restated credit facility and will be subject to the restricted payment limitations thereunder. These restrictions could adversely affect the ability of Pinnacle or any of its subsidiaries to provide equity contributions or loans to Ameristar and its subsidiaries, particularly if a significant portion of Pinnacle's restricted payment capacity is used to pay the merger consideration or otherwise. Similarly, any dividends from Ameristar up to HoldCo or from Ameristar or HoldCo up to Pinnacle, will be considered restricted payments under the terms of Ameristar's senior notes. The foregoing limitations and restrictions may adversely impact Pinnacle's, Ameristar's and the combined company's liquidity, as well as the ability to service debt, and could limit the combined company's operational and financial flexibility and have an adverse impact on each of their results of operations and financial condition.

The combined company may experience an impairment of its goodwill which could adversely affect our financial condition and results of operations.

We expect to recognize a substantial amount of goodwill in connection with consummation of the Merger and the allocation of the purchase price thereto. We test goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill since the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. However, actual results may differ from those projections. Further, we may need to recognize an impairment of some of the goodwill recognized in the Merger, which would adversely affect our financial condition and results of operations.

We may be required to sell, divest or otherwise convey particular assets including up to two operating properties of Pinnacle and/or Ameristar, which could have an adverse impact on our results of operations.

Under the Merger Agreement, we may be required to sell, divest or otherwise convey particular assets including up to two operating properties of Pinnacle and/or Ameristar to satisfy our obligations relating to regulatory approvals necessary to complete the Merger, which could have an adverse impact on our results of operations and our ability to maintain compliance with the covenants contained in the agreements governing our indebtedness. If we are required to sell, divest or otherwise convey any property to satisfy our obligation relating to regulatory approvals, we may not achieve an advantageous price for such property and such requirement to convey may delay the consummation of the Merger and impede our ability to realize the anticipated benefits of the Merger. The indentures governing our and Ameristar's indebtedness require that proceeds from an asset sale (including a sale of property by a divestiture order) generally must, within 360 days after receipt thereof, be applied either to reinvest in productive assets or assets acquisitions not prohibited by such indentures or to permanently prepay or repay senior indebtedness.

Forward - Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the Company's share repurchase authorization and timing and ability to repurchase shares of the Company's common stock under a share repurchase program, the Merger and the financing and other transactions related thereto, including the timing and ability to close the transaction with Ameristar, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of its L'Auberge Baton Rouge property, the Company's ability to improve operations and performance at Boomtown New Orleans, the budgets, completion and opening schedules of the Company's various projects, including the River City expansion project, the River Downs project and the Boomtown New Orleans hotel project, the facilities, features and amenities of the River City expansion project, the River Downs project, and the Boomtown New Orleans hotel project, the anticipated capital expenditures for 2013 and in the future, the ability of the Company to sell or otherwise dispose of discontinued operations, the ability of the Company to close the transaction to sell the Company's Atlantic City land holdings, the projected opening date for MGM Grand Ho Tram Beach and the ability of ACDL to obtain an amended Investment Certificate are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2012. We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. See Item 1 of this Form 10-K for a further description of our properties, and see Note 13 to our audited Consolidated Financial Statements for more information regarding our segment information.

	Approximate Number of
	Slot	Table	Guest
Locations	Machines	Games	rooms
Operating Properties:
L’Auberge Lake Charles, LA	1,616	75	995
Lumière Place, MO*	2,004	68	494
River City, MO*	2,018	62	—
Boomtown New Orleans, LA	1,288	39	—
Belterra Casino Resort, IN	1,416	53	608
Boomtown Bossier City, LA	999	25	187
L’Auberge Baton Rouge	1,480	56	205
River Downs, OH	—	—	—
	10,821	378	2,489
* These properties comprise our St. Louis reporting segment.
The following describes the real estate and leases associated with our properties:
L’Auberge Lake Charles: We lease 232 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge Lake Charles casino-hotel resort is located. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $1.0 million per year, which amount adjusts annually for changes in the consumer price index. We own the facilities and associated improvements at the property, including the casino facility.
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
L'Auberge Baton Rouge: We own approximately 577 acres of land located approximately 10 miles south of downtown Baton Rouge, Louisiana. Approximately 77 acres are utilized by L'Auberge Baton Rouge.

Reno, Nevada: We own approximately 810 acres in Reno, Nevada, subsequent to the June 2012 sale of the Boomtown Reno operations. We are currently marketing this property for sale and have included the land in assets held for sale.
Atlantic City, New Jersey: We own approximately 19 contiguous acres of land in the heart of the Boardwalk in Atlantic City, New Jersey. During the fourth quarter of 2012, we entered into a definitive agreement to sell our land holdings in Atlantic City, New Jersey for total consideration of approximately $30.6 million, subject to a financing contingency. The transaction is expected to close by the end of the first quarter of 2013. We have reflected our Atlantic City operations as discontinued operations and the related assets and liabilities as held for sale.
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

On December 24, 2012, a putative shareholder class action lawsuit related to our proposed acquisition of Ameristar Casinos, Inc. (“Ameristar”) was filed in Nevada District Court for Clark County (hereafter “Nevada District Court”), captioned Joseph Grob v. Ameristar Casinos, Inc., et al. (the “Grob action”).  The complaint names Ameristar and members of Ameristar's Board of Directors (the “Ameristar Defendants”); and Pinnacle Entertainment, Inc., PNK Holdings, Inc., and PNK Development 32, Inc. as defendants (the “Pinnacle Defendants”).  The complaint generally alleges that the Board of Directors of Ameristar, aided and abetted by Ameristar and the Pinnacle Defendants, breached their fiduciary duties owed to Ameristar's shareholders in connection with Pinnacle's proposed acquisition of Ameristar.  The action includes claims for, among other things, an injunction halting the proposed acquisition of Ameristar by Pinnacle, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. Thereafter, other plaintiffs filed additional complaints in the same court making essentially the same allegations and seeking similar relief to the Grob action. On January 15, 2013, the Court issued an order consolidating the actions, and any subsequently filed actions, into a single, consolidated action.  The action is still in the initial stages and there has been no discovery.  We believe that the allegations directed against us lack merit and intend to defend ourselves vigorously.

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
Market Information: Our common stock is quoted on the New York Stock Exchange under the symbol “PNK”. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2012
Fourth Quarter	$16.31	$11.20
Third Quarter	12.66	8.89
Second Quarter	11.91	8.90
First Quarter	11.81	9.62
2011
Fourth Quarter	$12.43	$8.06
Third Quarter	15.50	9.03
Second Quarter	15.08	12.46
First Quarter	15.57	11.81
Holders: As of February 25, 2013, there were 2,096 stockholders of record of our common stock.
Dividends: We did not pay any dividends in 2012 or 2011. Our indentures governing our 8.625% senior notes due 2017, 8.75% senior subordinated notes due 2020, and 7.75% senior subordinated notes due 2022 and our credit facility limit the amount of dividends that we are permitted to pay. We do not anticipate paying any cash dividends on our common stock in the foreseeable future, as we are investing our financial resources into the expansion of our business.
Sales of Unregistered Equity Securities: During the years ended December 31, 2012, 2011 and 2010, we did not issue or sell any unregistered equity securities other than as previously disclosed in our Current Report on Form 8-K filed on March 18, 2010 with the SEC.

Stock Performance Graph: The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the "Exchange Act") or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2007 and ending December 31, 2012, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Pinnacle Entertainment, Inc.	$100.00	$32.60	$38.12	$59.51	$43.12	$67.19
NYSE Composite Index	$100.00	$60.74	$77.92	$88.36	$84.96	$98.55
Dow Jones US Gambling Index	$100.00	$26.89	$41.88	$72.50	$67.39	$74.48

•
Assumes $100 invested on December 31, 2007 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Issuer Purchases of Equity Securities: The following table contains information with respect to purchases made by or on behalf of Pinnacle or any “affiliated purchaser” (as defined in Rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 31, 2012.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Be Purchased Under the Plans or Programs (3)
October 1 - October 31, 2012	1,065,421	$11.91	1,065,200	$58,667,599
November 1 - November 31, 2012	673,360	$12.23	673,268	$50,431,869
December 1 - December 31, 2012	112,789	$12.72	112,620	$48,999,510
Total	1,851,570	$12.08	1,851,088	$48,999,510

(1)
The total number of shares purchased for the quarter includes shares surrendered, or deemed surrendered, in satisfaction of tax withholding obligations in connection with stock awards, totaling 221 shares for the month of October 2012, 92 shares for the month of November 2012 and 169 shares for the month of December 2012.

(2)	Average price paid per share for shares purchased as part of our share repurchase program (includes brokerage commissions).

(3)
As announced on July 25, 2012, our Board of Directors approved a share repurchase plan of up to $100 million. We may use open market or privately negotiated transactions, as well as Rule 10b5-1 trading plans, depending on market conditions and other factors. The authorization, as amended, does not specify an expiration date.

Item 6.	Selected Financial Data
The following selected financial information for the years 2008 through 2012 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
		(in millions, except per share data)
Results of Operations:
Revenues	$1,197.1	$1,141.2	$1,058.6	$948.6	$933.1
Operating income (loss)	127.2	128.6	52.2	3.4	(74.1)
Income (loss) from continuing operations, net of income taxes	(22.6)	30.2	(40.8)	(63.1)	(205.9)
Income (loss) from discontinued operations, net of income taxes	(9.2)	(32.7)	17.4	(195.3)	(116.7)
Income (loss) from continuing operations per common share:
Basic	$(0.37)	$0.49	$(0.67)	$(1.05)	$(3.43)
Diluted	$(0.37)	$0.48	$(0.67)	$(1.05)	$(3.43)
Other Data:
Capital expenditures	$299.5	$153.5	$157.5	$226.4	$306.1
Ratio of Earnings to Fixed Charges (f)	—	1.2x	—	—	—
Cash flows provided by (used in):
Operating activities	$186.9	$131.8	$88.7	$120.2	$129.3
Investing activities	(302.1)	(293.4)	(130.7)	(202.4)	(306.1)
Financing activities	136.7	46.5	108.2	96.6	101.9
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$107.5	$85.0	$201.4	$130.6	$116.3
Total assets	2,109.0	1,950.6	1,883.8	1,843.9	1,919.2
Long-term debt	1,437.3	1,223.9	1,176.6	1,063.3	939.0
Stockholders’ equity	447.1	519.4	507.4	494.4	739.4

(a)
The financial results for 2012 include the opening of L'Auberge Baton Rouge, which opened September 1, 2012. In addition, we incurred a $20.7 million loss on early extinguishment of debt, a $10.2 million charge related to cash and land donation commitments made for various projects in the City of St. Louis to satisfy obligations under our redevelopment agreement, and a $25 million impairment of our investment in ACDL.

(b)
The financial results for 2011 include a full year of operations at River City Casino, and the purchase of River Downs racetrack for approximately $45.2 million in January 2011, as well as our $95 million investment in ACDL in August 2011, which results have been included from the time of close. The purchase price of these entities has been excluded from the capital expenditures shown for 2011.

(c)
The financial results for 2010 reflect impairment charges totaling $35.5 million related to indefinite-lived intangible assets, land and development costs and buildings and equipment. In addition, the 2010 results reflect the March 2010 opening of River City Casino and income from discontinued operations related to the recovery of insurance proceeds from our former Casino Magic Biloxi property.

(d)
The financial results for 2009 reflect impairment charges totaling $207 million related to indefinite-lived intangible assets, real estate, buildings and equipment and previously capitalized costs associated with certain development projects.

(e)
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

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $7.5 million, $56.5 million, $77.1 million and $178.3 million for the fiscal years ended December 31, 2012, 2010, 2009, and 2008, respectively.

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

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. ("Pinnacle") is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City, Louisiana. We opened L'Auberge Baton Rouge in Baton Rouge, Louisiana on September 1, 2012. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio and a live and televised poker tournament series, Heartland Poker Tour. We also own a minority interest in Asian Coastal Development (Canada) Ltd. ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City. In June 2012, we closed the previously announced sale of our Boomtown Reno operations.

In December 2012, we entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar Casinos Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt (the "Merger Agreement"). Ameristar owns and operates eight casino properties in seven markets. Ameristar's portfolio of casinos consists of the following: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). Subject to the satisfaction or waiver of conditions in the Merger Agreement, we expect the Merger to close by the end of the third quarter of 2013.

In April 2012, we entered into agreements to execute a series of transactions that would result in us ultimately acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack in San Antonio, Texas. In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRPLLC"), which is a reorganized limited liability company formerly known as RPL, and entered into a management contract with Retama Development Corporation ("RDC") to manage the day-to-day operations of the Retama Park Racetrack.

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

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire such as the potential acquisition of Ameristar. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestic and foreign, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three years ended December 31, 2012, 2011 and 2010. As discussed in Note 13 to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 13 to our Consolidated Financial Statements for more information regarding our segment information. A reconciliation of Consolidated Adjusted EBITDA (defined below) to Income (loss) from continuing operations in accordance with U.S. GAAP is set forth below.

	For the year ended December 31,
	2012	2011	2010
		(in millions)
Revenues:
L’Auberge Lake Charles	$383.9	$375.4	$342.0
St. Louis (a)	393.5	382.0	337.1
Boomtown New Orleans	122.1	133.6	139.1
Belterra Casino Resort	156.3	154.8	152.1
Boomtown Bossier City	81.0	85.0	87.9
L'Auberge Baton Rouge	47.9	—	—
River Downs	11.7	10.3	—
Other	0.7	0.1	0.4
Total revenues	$1,197.1	$1,141.2	$1,058.6
Operating income	$127.2	$128.6	$52.2
Adjusted EBITDA (b):
L’Auberge Lake Charles	$115.5	$103.9	$92.9
St. Louis (a)	98.7	86.5	62.3
Boomtown New Orleans	38.0	44.9	43.9
Belterra Casino Resort	32.0	28.6	30.0
Boomtown Bossier City	18.3	18.8	20.2
L'Auberge Baton Rouge	4.9	—	—
River Downs	(1.6)	(2.2)	—
Other	(0.3)	—	—
	305.5	280.5	249.3
Corporate expenses	(20.4)	(28.4)	(35.7)
Consolidated Adjusted EBITDA (b)	$285.1	$252.1	$213.6
Other income (expense):
Depreciation and amortization	$(115.7)	$(103.9)	$(109.7)
Pre-opening and development costs	(21.6)	(8.8)	(13.6)
Non-cash share-based compensation	(8.7)	(6.6)	(6.1)
Impairment of indefinite-lived intangible assets	—	—	(11.5)
Impairment of development costs	—	—	(23.7)
Write-downs, reserves and recoveries, net	(11.8)	(4.2)	3.3
Net interest expense, net of capitalized interest	(93.7)	(95.3)	(102.9)
Loss from equity method investment	(30.8)	(0.6)	—
Loss on early extinguishment of debt	(20.7)	(0.2)	(1.9)
Income tax (expense) benefit	(4.7)	(2.3)	11.7
Income (loss) from continuing operations	$(22.6)	$30.2	$(40.8)

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)
We define Consolidated Adjusted EBITDA as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense, income (loss) from equity method investments, loss on early extinguishment of debt, loss on sale of discontinued operations, discontinued operations and income taxes. We define Adjusted EBITDA for each segment as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense and income taxes. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures because they are used by management as a performance measure to analyze the performance of our business, and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately; as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

Each segment’s contribution to the operating results was as follows:
L’Auberge Lake Charles

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$333.6	$330.0	$301.4	1.1%	9.5%
Total revenues	383.9	375.4	342.0	2.3%	9.8%
Operating income	92.9	84.2	67.2	10.3%	25.3%
Adjusted EBITDA	115.5	103.9	92.9	11.2%	11.8%

L'Auberge Lake Charles, our largest property, had an increase in revenues and Adjusted EBTIDA for the year ended December 31, 2012 as compared to the prior-year period, as a result of a continued focus on the efficiency of the operation and utilization of assets, and due to a non-recurring charge related to the re-launch of our mychoice customer loyalty program in April 2011. In addition, improvements made throughout the property have helped increase gaming revenues. Operating efficiencies have been achieved through consolidating tasks by leveraging shared services where appropriate to do so. Despite increases to revenues and Adjusted EBITDA for the year ended December 31, 2012, operating performance was negatively impacted by Hurricane Isaac, an extensive room remodeling program started during the fourth quarter of 2012, and challenging table game hold during the fourth quarter of 2012. We expect this phase of the remodel to continue in 2013, with a pause during the summer months of 2013.

The significant increase in revenues and Adjusted EBTIDA in 2011 as compared to the year ended December 31, 2010, was a result of the growth of the Lake Charles gaming market, the evolution of our marketing programs and a continued focus on the efficiency of the operation and proper utilization of assets. The re-launch of our mychoice customer loyalty program in April 2011 contributed to our strong results. Operating efficiencies were achieved through consolidating tasks by leveraging shared services where appropriate to do so.

St. Louis

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$339.0	$327.7	$285.9	3.4%	14.6%
Total revenues	393.5	382.0	337.1	3.0%	13.3%
Operating income	32.8	30.6	(2.1)	7.2%	NM
Adjusted EBITDA	98.7	86.5	62.3	14.1%	38.8%
NM — Not Meaningful

The St. Louis segment consists of River City and Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière). Revenues have increased during the year ended December 31, 2012 as compared to the prior-year period, due to the maturation of the River City property. The Adjusted EBITDA increase reflects the benefits of a heightened focus on operating and marketing efficiencies primarily realized through our shared services arrangement in this market and due to a non-recurring charge related to the re-launch of our mychoice customer loyalty program in 2011. Beginning in the first quarter of 2012, we began accounting for medical claims through an enterprise-wide pooling of medical and related expenses, and allocating such expenses to each operating segment ratably based upon participant headcount. Previously, medical claims were expensed directly to the operating segment in which the participant resided. The use of medical claim pooling has no impact on Consolidated Adjusted EBITDA, but has impacted individual operating segments. For the year ended December 31, 2012, relative to using the prior medical expense allocation methodology, the use of medical pooling had a negative impact of $3.3 million on Adjusted EBITDA for St. Louis. Despite increases to revenues and Adjusted EBITDA for the year ended December 31, 2012, operating performance was negatively impacted by construction disruption during 2012 from our River City expansion project. This $82 million expansion project includes a 1,600 space parking garage, a 200-guestroom hotel, and a multi-purpose event center. The covered parking structure was completed during the fourth quarter of 2012. The multi-purpose event center expected to open during the second quarter of 2013 and the hotel expected to open in the fall of 2013.

The increase in revenues in 2011, as compared to 2010, was due to the continued ramp-up of River City, which opened in March 2010. The increase in Adjusted EBITDA in 2011, as compared to 2010, was reflective of the benefits of a heightened focus on operating efficiencies primarily realized through our shared services arrangement in this market. In April 2011, we re-launched our mychoice customer loyalty program, which had contributed to the strong results by increasing customer spend and driving profitable revenue growth. A new Isle of Capri casino opened in Cape Girardeau, Missouri in October 2012, and it is too early to assess its impact.
Boomtown New Orleans

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$117.2	$128.5	$133.4	(8.8)%	(3.7)%
Total revenues	122.1	133.6	139.1	(8.6)%	(4.0)%
Operating income	33.7	38.2	36.3	(11.8)%	5.2%
Adjusted EBITDA	38.0	44.9	43.9	(15.4)%	2.3%

Boomtown New Orleans revenue and Adjusted EBITDA decreased for the year ended December 31, 2012 as compared to the prior-year period. Boomtown New Orleans performance was negatively impacted by Hurricane Isaac, as well as general difficult market conditions and operating challenges. We have made leadership changes at Boomtown New Orleans and we are making select facility improvements to increase the property's competitiveness, which includes plans to build a 150-room hotel tower with a budget of $20 million with completion expected in the first half of 2014. We also continue to refine marketing programs to drive additional profitable revenue.

Revenues and Adjusted EBITDA were negatively impacted during 2011 due to the property's closure for several days over Labor Day weekend due to Tropical Storm Lee and subsequent flooding disruption. In addition, the 2010 period was positively impacted by elevated local economic conditions created by an oil spill cleanup and recovery efforts in late 2010. Despite these changes, Boomtown New Orleans saw Adjusted EBITDA increase due to improved operational efficiencies.

Belterra Casino Resort

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$134.2	$132.1	$129.8	1.6%	1.8%
Total revenues	156.3	154.8	152.1	1.0%	1.8%
Operating income	19.8	15.7	15.6	26.1%	0.6%
Adjusted EBITDA	32.0	28.6	30.0	11.9%	(4.7)%

During 2012, revenues for Belterra have remained consistent with a slight increase from the prior-year period, while Adjusted EBITDA has increased primarily due to expense controls and a non-recurring charge related to the launch of our mychoice customer loyalty program in 2011. Due to the change in medical claims expense discussed above, the use of medical pooling had a favorable impact of $1.6 million on Adjusted EBITDA for Belterra for the year ended December 31, 2012.

During 2011, revenues and Adjusted EBITDA were consistent with the prior-year period despite difficulties resulting from soft general economic conditions. Adjusted EBITDA for Belterra Casino was negatively impacted during 2011 by increased marketing and medical expenses.

Boomtown Bossier City

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$76.1	$79.3	$82.4	(4.0)%	(3.8)%
Total revenues	81.0	85.0	87.9	(4.7)%	(3.3)%
Operating income	12.3	12.8	13.8	(3.9)%	(7.2)%
Adjusted EBITDA	18.3	18.8	20.2	(2.7)%	(6.9)%

Boomtown Bossier City's revenues and Adjusted EBITDA declined in 2012 compared with the results in the prior period. Boomtown Bossier City continues to face a very competitive operating environment. Revenue increases in this market have been difficult to achieve in recent years due to the state of competition and regional economic conditions. We have attempted to offset the additional competition through a refinement of the property's marketing efforts and certain cost-cutting measures related to non-value added processes that do not impact the guest experience. The Adjusted EBITDA is also reflective of a non-recurring charge related to the re-launch of our mychoice customer loyalty program in 2011. Boomtown Bossier City revenues and Adjusted EBITDA declined in 2011, as compared to 2010, due to the competitive operating environment.

L'Auberge Baton Rouge

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$42.4	$—	$—	NM	NM
Total revenues	47.9	—	—	NM	NM
Operating loss	(18.9)	—	—	NM	NM
Adjusted EBITDA	4.9	—	—	NM	NM
NM — Not Meaningful

We opened L'Auberge Baton Rouge on September 1, 2012. Therefore, the year ended December 31, 2012 results include only four months of operations. The initial months of operations are not necessarily indicative of future performance, as they include many one time pre-opening and development charges, and we expect operating efficiencies as the property matures, consistent with most property openings.

River Downs

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Gaming revenues	$—	$—	$—	NM	NM
Total revenues	11.7	10.3	—	13.6%	NM
Operating loss	(7.4)	(2.9)	—	155.2%	NM
Adjusted EBITDA (loss)	(1.6)	(2.2)	—	(27.3)%	NM
NM — Not Meaningful

River Downs offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year. Revenues increased during 2012 as compared to the prior-year period. Adjusted EBITDA (loss) has decreased for 2012 as compared to 2011 due to improved cost efficiencies. Operating loss has increased for 2012 as compared to 2011 due to an acceleration of depreciation expense of $4.7 million prior to the demolition of the existing grand stand and race book to make way for a redeveloped gaming entertainment facility.

Other

Other results include results of our newly acquired Heartland Poker Tour, among other items. In July 2012, we purchased the assets of Heartland Poker Tour for total consideration of $4.6 million.

Other factors affecting Income (loss) from continuing operations

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Other benefits (costs):
Corporate expenses	$(20.4)	$(28.4)	$(35.7)	(28.2)%	(20.4)%
Depreciation and amortization expense	(115.7)	(103.9)	(109.7)	11.4%	(5.3)%
Pre-opening and development costs	(21.6)	(8.8)	(13.6)	145.5%	(35.3)%
Non-cash share-based compensation	(8.7)	(6.6)	(6.1)	31.8%	8.2%
Impairment of indefinite-lived intangible assets	—	—	(11.5)	NM	NM
Impairment of development costs	—	—	(23.7)	NM	NM
Write-downs, reserves and recoveries, net	(11.8)	(4.2)	3.3	181.0%	(227.3)%
Net interest expense, net of capitalized interest	(93.7)	(95.3)	(102.9)	(1.7)%	(7.4)%
Loss from equity method investment	(30.8)	(0.6)	—	NM	NM
Loss on early extinguishment of debt	(20.7)	(0.2)	(1.9)	NM	(89.5)%
Income tax (expense) benefit	(4.7)	(2.3)	11.7	104.3%	(119.7)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll, professional service fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Such expenses decreased during 2012 compared to 2011 due to efforts to eliminate non-value added expenses at our Las Vegas headquarters, as well as the ramp up of cost savings and property allocations related to our shared service center supporting our properties. For the year ended December 31, 2012, we incurred charges totaling $0.7 million related to severance costs and office relocation charges, as compared to $3.3 million in the prior year.
Depreciation and amortization expense increased in 2012 as compared to 2011 due to the opening of L'Auberge Baton Rouge and an acceleration of depreciation expense of $4.7 million at River Downs prior to the demolition of the existing grand stand and race book. Depreciation and amortization decreased during 2011 compared to 2010 due to the maturation of our property assets.
Pre-opening and development costs consist of the following:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
L'Auberge Baton Rouge	$16.0	$4.3	$1.2
River City	0.1	0.2	9.9
Other	5.5	4.3	2.5
Total pre-opening and development costs	$21.6	$8.8	$13.6

Pre-opening and development costs increased in 2012 as compared to 2011 due to costs associate with the L'Auberge Baton Rouge Hotel and Casino development prior to the opening in September 2012.

Non-cash share-based compensation consists of the following:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Non-cash share-based compensation expense	$8.7	$6.6	$6.1

The number of options granted under our equity incentive compensation plans was 1.4 million in 2012, 1.4 million in 2011, and 2.4 million in 2010. The increase in non-cash share-based compensation in 2012 as compared to 2011 is due to the

2011 Annual Incentive Plan restricted stock units granted in 2012, which are either fully vested at the grant date or vest within an annual service period.
Impairment of indefinite-lived intangible assets. Indefinite-lived intangible assets include gaming licenses and are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. We recorded no impairments to indefinite-lived intangible assets during the years ended December 31, 2012 or December 31, 2011. As a result of the cancellation of our planned Sugarcane Bay project in Lake Charles, Louisiana, we surrendered the related gaming license to the Louisiana Gaming Control Board in April 2010. In connection with this decision, we fully impaired our gaming license by $11.5 million during the year ended December 31, 2010.
Impairment of development costs. During the year ended December 31, 2010, we recorded impairment charges totaling $23.7 million related to our Sugarcane Bay and Baton Rouge projects. In April 2010, we canceled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges of $19.1 million, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. In September 2010, we expanded the scope and budget for L'Auberge Baton Rouge, then under construction. As a result, we incurred an impairment charge for certain of the previously capitalized design components of the project totaling $4.6 million.

Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Loss (gain) on disposal of assets, net	$(0.4)	$3.4	$2.6
Reserve on uncollectable loan receivable	1.7	—	—
Redevelopment contributions	10.2	—	—
Impairment of long-lived assets	0.3	0.4	0.6
Legal settlement expense (recoveries)	—	0.4	(6.5)
Write-downs, reserves and recoveries, net	$11.8	$4.2	$(3.3)

Loss (gain) on disposal of assets, net: We recorded a net gain of $0.4 million during 2012, which includes a net gain of $2.5 million in settlement proceeds received from the U.S. Army Corps of Engineers. We received compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. The net gain was offset by disposals of slot and other equipment at our properties in the normal course of business during the year ended December 31, 2012.

In 2011, we entered into an agreement with the Port of Lake Charles whereby we exchanged land parcels and received $2.5 million of rent credits on our L'Auberge Lake Charles lease payments, resulting in a $3.2 million gain. This gain was offset by a loss of $5.7 million equal to the carrying value of land donated to the City of Lake Charles. The remainder of the loss on disposal of assets for 2011 relates to the disposal of slot machines and other assets in the normal course of business. During 2010, we sold our corporate jet, two seaplanes, a warehouse, and disposed of various slot equipment at our properties contributing to a net loss of $2.6 million.

Redevelopment contributions: In December 2012, we committed to donate cash and land to a series of not-for-profit initiatives in the City of St. Louis, which resulted in a charge of $10.2 million. The donations satisfy the Company's remaining $37 million commitment under our St. Louis redevelopment agreement.

Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports & Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012. In July 2012, we purchased the assets of FSG for total consideration of $4.6 million, of which $4.3 million was cash and $0.3 million was credit against a portion of the previously made loan.

Impairment of assets: During the year ended December 31, 2012, we recorded impairment charges totaling $0.3 million, related to a decline in value of our gaming-zoned land in Central City, Colorado. In 2011, we incurred an impairment charge related to previously capitalized costs associated with projects that will not be pursued. In 2010, we recorded an impairment charge of $0.2 million related to sales tax incremental bonds.

Legal settlement expense (recoveries): In 2011, we paid $0.4 million with regard to a legal settlement. In 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.
Interest expense, net was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Interest expense	$114.8	$106.0	$107.1
Interest income	(0.8)	(0.4)	(0.2)
Capitalized interest	(20.3)	(10.3)	(4.0)
Total interest expense, net of capitalized interest	$93.7	$95.3	$102.9

Capitalized interest increased in 2012 as compared to 2011 due to L'Auberge Baton Rouge construction prior to the September 2012 opening, our River City expansion project and our investment in ACDL. We began to capitalize interest on our investment in ACDL during the third quarter of 2011. ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for future operations. Once ACDL completes construction of phase one of this development, the investment will no longer qualify for capitalization of interest.

Capitalized interest increased in 2011 as compared to 2010 due to L'Auberge Baton Rouge construction in 2011 and capitalized interest on our investment in ACDL, which began during the third quarter of 2011.

Loss on equity method investment. We have a minority ownership interest in ACDL, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the year ended December 31, 2012, our proportional share of ACDL's losses totaled $5.8 million, which under our accounting policy reflects the loss of ACDL on a one-quarter lag. We evaluate our investment in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced a decline in value. We recorded an impairment charge of $25 million on our investment in ACDL for the year ended December 31, 2012.

Loss on early extinguishment of debt. During 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% senior subordinated notes due 2015. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original debt issuance discounts.

During 2011, we made open market purchases, at par and from cash on hand, of $10.0 million of our then outstanding 7.50% senior subordinated notes due 2015. We recorded a $0.2 million loss on early extinguishment of debt, related to the ratable write-off of unamortized deferred financing fees and original debt issuance discounts.

During 2010, we incurred a loss on early extinguishment of debt of $1.9 million for the write off of unamortized debt issuance costs related to the modification of our credit facility and the early retirement of our 8.25% senior subordinated notes due 2012.

Income taxes. Our income tax expense for continuing operations was $4.7 million for the year ended December 31, 2012 compared to $2.3 million the prior year period. For 2012 and 2011, the effective tax rates were 26.0% and 7.2%, respectively. Our effective tax rate is lower than the expected statutory tax rate primarily as a result of the tax impact of our valuation allowances. Due to net operating loss carry-forwards, we do not have any current income tax liability except for certain state and local tax jurisdictions. We accrued an estimated $4.0 million current income tax liability for these jurisdictions in 2012.

In March 2012, the Internal Revenue Service commenced an examination of our corporate income tax return for the years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact in our 2012 income tax expense. In June 2012, the California Franchise Tax Board began examination of our franchise tax return for the years 2007, 2008, and 2009. In April 2012, we received a supplemental letter of findings from the Indiana Department of Revenue upholding the prior audit assessment on our Indiana income tax filings for the years 2005, 2006, and 2007. We filed an appeal in June 2012 with the Indiana Tax Court to set aside the entire audit assessment. Our appeal is currently pending Court review. For further discussion, see Note 11, Commitments and Contingencies.

During 2011, the Louisiana Department of Revenue completed its examination of our state income tax returns for the years ended December 31, 2007, 2008, and 2009 with no adjustments.

Discontinued operations. Discontinued operations as of December 31, 2012 include our former Boomtown Reno operations, our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations. On June 30, 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. Actual net cash proceeds in the sale were approximately $10.8 million, net of approximately $2.1 million in cash acquired by the casino-resort buyers in the sale. At closing, the casino-resort buyers were granted a one-year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC and 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. In addition, Pinnacle continues to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operations. Since that time, we actively marketed the Atlantic City operations; however, events and circumstances beyond our control extended the period to complete the sale of these operations beyond one year. During the fourth quarter of 2012, we entered into a definitive agreement to sell our land holdings in Atlantic City, New Jersey for total consideration of approximately $30.6 million, subject to a financing contingency. The transaction is expected to close by the end of the first quarter of 2013. During the second quarter of 2012, our Atlantic City land holdings, along with other related assets, were written down to net realizable value. As a result, we recorded an impairment of $6.9 million during the year ended December 31, 2012.

During the second quarter of 2011, we determined a triggering event had occurred due to the extended time frame in which our operation had been listed for sale and the market conditions in Atlantic City. We reviewed the carrying value of both our land and our New Jersey Casino Reinvestment Development Authority investments, and recorded impairment charges of $4.9 million and $9.4 million, respectively.

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

Casino Magic Biloxi: Casino Magic Biloxi closed after experiencing significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds. We have no further outstanding insurance claims related to Hurricane Katrina. We expect no material continuing costs from this operation.

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. In February 2011, we completed the sale of the final asset, resulting in a gain of $0.1 million. We expect no continuing costs from this entity.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we held $101.8 million of cash and cash equivalents, not including $5.7 million of restricted cash. We estimate that approximately $70.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. We have short-term investments in corporate bonds totaling approximately $4.4 million. As of December 31, 2012, we had no borrowings on our $410 million amended and restated credit facility and had $8.6 million committed under various letters of credit. In March 2012, we completed an offering of $325 million in 7.75%
senior subordinated notes due 2022 and entered into a $325 million term loan, as discussed below. In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of our shares of common stock. As of December 31, 2012, we had purchased 4.4 million shares of common stock at a cost of approximately $51.0 million.

On December 20, 2012, we entered into a definitive agreement to acquire Ameristar in an all cash transaction valued at $2.8 billion, including assumed debt. As discussed below, the merger consideration is expected to be financed through a combination of (i) increased amounts available to borrow under our existing secured credit facility and term loans, (ii) increased amounts available to borrow under Ameristar's existing secured credit facility and term loans, and (iii) proceeds from issuance of senior notes or senior subordinated notes.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in our amended and restated credit facility and the indentures governing our senior subordinated notes and senior notes.

	For the year ended December 31,			% Increase/(Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Net cash provided by operating activities	$186.9	$131.8	$88.7	41.8%	48.6%
Net cash used in investing activities	$(302.1)	$(293.4)	$(130.7)	3.0%	124.5%
Net cash providing by financing activities	$136.7	$46.5	$108.2	194.0%	(57.0)%
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2012 increased as compared to the prior-year period. This increase is due to improved operating results. In addition, the increase is partially attributed to the timing of payments on accounts payable and accrued expense and $8.2 million we received during the first quarter of 2012 related to a property tax refund from the City of Atlantic City, for which we recorded a gain and associated receivable as of December 31, 2011. Our cash provided by operating activities for the year ended December 31, 2011 increased as compared to the prior-year period. This increase was due to improved operating results, which include a full year of operations of our River City property.
Investing Cash Flow
The following is a summary of our capital expenditures by property or development project:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
L'Auberge Baton Rouge	$223.7	$96.9	$32.0
River City	31.4	4.5	74.4
L’Auberge Lake Charles	16.5	20.0	10.7
Lumière Place	8.9	9.3	3.5
Boomtown New Orleans	5.5	4.9	3.4
Belterra Casino Resort	3.6	3.2	8.6
Boomtown Bossier City	3.3	2.9	3.5
River Downs (a)	2.1	0.1	—
Other	4.5	11.7	21.4
Total capital expenditures	$299.5	$153.5	$157.5
(a)Excludes initial acquisition costs in January 2011.

In 2012 and for the next few years, our material capital expenditures include the following:

•
During the first quarter of 2012, we broke ground on the construction of a 1,600 space parking structure at River City. The 1,600 space enclosed parking structure was completed and opened in November 2012. Construction has commenced on the second phase of this expansion, a multi-purpose event center and a 200-guestroom hotel. The event center is expected to open in the second quarter of 2013 and the hotel is expected to open by the fall of 2013. As of December 31, 2012, we have spent approximately $38.1 million of the $82 million River City expansion project budget.

•
We filed a license application with the Ohio Lottery Commission to operate video lottery terminals at River Downs in Cincinnati, Ohio. We plan to develop a gaming entertainment facility comprising approximately 1,600 video lottery terminals, four food and beverage outlets, a VIP lounge, over 2,000 parking spaces and new racing facilities. We expect the project to cost approximately $209 million, excluding license fees, original acquisition costs and capitalized interest, and plan to open the facility in the second quarter of 2014.

•
In July 2012, the Board of Directors approved plans to build a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million, and an expected completion date in the first half of 2014.

•
During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of December 31, 2012, we have spent approximately $8.9 million of the $24 million budget. We expect the remodel to be completed in 2013, with a pause during the summer months of 2013.

•
In the event the Merger is completed, we will have material capital expenditures related to the Ameristar properties, which include Ameristar's Lake Charles project, a luxury casino resort development in Lake Charles, Louisiana. The license conditions for the Lake Charles project as revised by the Louisiana Gaming Control Board require Ameristar to invest at least $500 million in the project. The cost of the project is expected to be between $560 million and $580 million, excluding capitalized interest and pre-opening expenses.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility (as defined below) to fund operations, maintain existing properties, make necessary debt service payments, fund the development of our projects, and explore other growth opportunities. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our on-going projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company, or at all.

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
Financing Cash Flow
Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million. As of December 31, 2012, we had $8.6 million committed under various letters of credit and no borrowings under our Credit Facility. The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016.

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

The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the construction and development of L'Auberge Lake Charles, River City, River Downs, and Boomtown New Orleans.

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

The interest rate margins for revolving credit loans under the Credit Facility depend on our performance, measured by a consolidated total leverage ratio (as defined in the Credit Facility), which, in general, is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA, as defined in the Credit Facility. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 3.50% or at a base rate plus a margin ranging from 0.25% to 2.00%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2012, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 6.75 to 1.00; (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 1.75 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of December 31, 2012, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries with approximately $37.8 million in total assets as of December 31, 2012, a subsidiary that holds our investment in ACDL, our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Term Loan

On March 19, 2012, as contemplated under the Credit Facility, we entered into an Incremental Facility Activation Notice and New Lender Supplement (the “Incremental Facility Notice”). The Incremental Facility Notice notified the Administrative Agent of our activation of a $325 million Incremental Term Loan (the “Term Loan”) under the Credit Facility. We used a portion of the Term Loan to redeem a portion of our then existing 7.50% senior subordinated notes due 2015. The Term Loan matures with all outstanding principal amounts due and payable on March 19, 2019, provided that such maturity date shall be accelerated to May 1, 2017, if any portion of our 8.625% senior notes due 2017 are outstanding on May 1, 2017. The Term Loan requires debt repayment obligations of $3.25 million per year payable in equal quarterly payments, with any remaining amount of the Term Loan required to be repaid in full on the maturity date. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%.

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

Senior and Senior Subordinated Indebtedness

As of December 31, 2012, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% Notes. The 7.75% Notes were issued, at par, with interest payable on April 1 and October 1 of each year. Net of initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $318.3 million. We used all of the net proceeds of the 7.75% Notes offering and a portion of the net proceeds from the Term Loan to redeem all $385 million in aggregate principal amount of our then existing 7.50% senior subordinated notes due 2015 and to repay all $70.0 million in then outstanding revolving credit borrowings under the Credit Facility.

The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our 7.75% Notes and 8.75% Notes.

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of December 31, 2012.

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

Share Repurchase Plan

In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of our shares of common stock. As of December 31, 2012, we had purchased 4.4 million shares of common stock at a cost of $51.0 million. The Company suspended share repurchase activity late in 2012. The share repurchase authorization remains in place.

Financing the Merger

On December 20, 2012, we entered into a definitive agreement under which Pinnacle will acquire all of the outstanding common shares of Ameristar for $26.50 per share in cash, for a total enterprise value of $2.8 billion, including the outstanding debt of Ameristar. Pinnacle is acquiring Ameristar pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”), entered into on December 20, 2012, by and among, Pinnacle, PNK Holdings, Inc., a direct wholly-owned subsidiary of Pinnacle (“Holdco”), PNK Development 32, Inc., an indirect wholly-owned subsidiary of Pinnacle (“Merger Sub”), and Ameristar. Pursuant to the Merger Agreement, Merger Sub would be merged with and into Ameristar, with Ameristar surviving as an indirect wholly-owned subsidiary of Pinnacle. The Merger Agreement further provides that Pinnacle is entitled, under certain circumstances, to effect an alternative merger structure pursuant to which HoldCo would be merged with and into Ameristar with Ameristar as the surviving corporation (the “Alternative Merger”), and immediately thereafter, Ameristar would be merged with and into Pinnacle with Pinnacle as the surviving corporation. On February 1, 2013, the parties entered into the First Amendment to the Merger Agreement, to more specifically address the effects of the Alternative Merger.
We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.0 billion, not including the refinanced and assumed indebtedness. However, because the Merger would constitute an event of default under Ameristar's existing $1.4 billion senior credit facilities (the “Ameristar Credit Facilities”), requiring the Ameristar Credit Facilities to be amended or repaid in full, the Merger Agreement and Debt Financing Commitment (defined below) contemplate that Ameristar seek an amendment to the Ameristar Credit Facilities to permit the Ameristar Credit Facilities to stay in place and to increase Ameristar's borrowing capacity thereunder by $190 million (the “Ameristar Credit Amendment”). Similarly, because the Merger would trigger the right of the holders of Ameristar's 7.50% Senior Notes due 2021 (the “Ameristar Notes”) to require Ameristar to repurchase the Ameristar Notes at 101% of face value, the Merger Agreement and Debt Financing Commitment contemplate that Ameristar will commence a consent solicitation with respect to the Ameristar Notes to waive the put right and revise certain restrictive covenants in the indenture governing the Ameristar Notes (the “Note Consent”). In the event that the Ameristar Credit Amendment and/or Note Consent are not obtained, we would cause Ameristar to refinance the entirety of the Ameristar Credit Facilities and fund any put payments with respect to the Ameristar Notes. In addition, we intend to seek an amendment to our Credit Facility to increase our borrowing capacity thereunder by $405 million (the “Pinnacle Credit Amendment”). Finally, we intend to obtain an additional $315 million to fund a portion of the merger consideration and transaction costs through the issuance by HoldCo of $315 million of new senior notes.
We intend to fund the cash required in connection with the Merger largely with debt financing. In connection with the Merger, we entered into a commitment letter, dated December 20, 2012 (the “Debt Commitment Letter”), with several financial institutions, which have agreed to provide the debt financing commitments (the “Debt Financing Commitment”) that will fund collectively the consideration to be paid pursuant to the terms of the Merger Agreement, pay transaction fees and expenses, provide working capital and funds for general corporate purposes after the Merger and/or refinance the existing indebtedness of Pinnacle and Ameristar.
The Debt Financing Commitment includes commitments from certain financial institutions to:

•	In the event the Ameristar Credit Amendment is obtained, arrange and provide a new term loan contemplated by the Ameristar Credit Amendment;

•	In the event the Ameristar Credit Amendment is not obtained, arrange and provide a new $1.6 billion credit facility for Ameristar;

•	In the event the Note Consent is not obtained, arrange and provide Ameristar with a bridge loan of up to $1.1 billion to fund the repurchase of any Ameristar Notes that are put to the Ameristar;

•	In the event the Pinnacle Credit Amendment is obtained, arrange and provide a new term loan contemplated by the Pinnacle Credit Amendment;

•	In the event the Pinnacle Credit Amendment is not obtained, arrange and provide us with a new $1.1 billion credit facility; and

•	Arrange the issuance of $315 million of new senior notes of HoldCo (or if such notes cannot be placed, provide HoldCo with a $315 million bridge loan).
Financing among these facilities is subject to adjustment, including in response to the then-prevailing market conditions, and the funding of the Debt Financing Commitment is contingent on the satisfaction of certain conditions set forth in the Debt

Commitment Letter. To the extent that market conditions deteriorate between now and the funding of the Debt Financing Commitment or we are unable to satisfy the relevant conditions to the Debt Financing Commitment, we may be unable to finance the Merger on terms acceptable to us or at all. To the extent that we are unable to secure the Debt Financing Commitment, we will need to seek alternate sources of capital and we may be unable to complete the Merger.
The Merger Agreement permits us to amend the Debt Commitment Letter so long as such amendment would not reasonably be expected to delay or prevent the completion of the Merger and such amended terms are not materially less beneficial to us. The financing commitments contemplated under the Debt Financing Commitment are referred to as the “Debt Financing.” Under the Merger Agreement, we must use our reasonable best efforts to complete the debt financing on the terms and conditions as set forth in the Debt Financing Commitment.
If Ameristar is successful in obtaining the Note Consent, then, at our option, we may elect to pursue the “Alternative Merger” structure pursuant to which HoldCo would be merged into Ameristar. Following completion of the Alternative Merger, the “Post-Effective Merger” would be carried out, pursuant to which Ameristar would be merged into Pinnacle and cease to exist as a separate entity.
If Ameristar is successful in obtaining the Note Consent, and we elect to proceed with the Alternative Merger and the Post-Effective Merger, a simpler financing structure may be implemented for the combined company whereby (i) the Ameristar Credit Facilities and our amended and restated credit facility may be combined into a single new credit facility with Pinnacle as the borrower and (ii) in lieu of proceeds from the HoldCo senior notes offering (or the bridge loan to HoldCo), we may receive gross proceeds from either a new note offering by us or a bridge facility by us. See Item 1A. “Risk Factors," including the risk factors under "Other Risks Related to the Merger," for further discussion of risks.
The commitments of the financial institutions to provide the debt financing are subject to the satisfaction of customary conditions, including the following:

•	completion of customary definitive documentation relating to the various credit facilities;

•
the Merger shall have been consummated in accordance with the terms of the Merger Agreement and in compliance with applicable law and regulatory approvals and the Merger Agreement shall not have been amended or modified or any condition therein waived to the extent such amendment, modification or waiver is materially adverse to the financial institutions without the prior written consent of the financial institutions;

•	all governmental and regulatory approvals, including gaming approvals, necessary for us to consummate the Debt Financing and the Merger shall have been obtained;

•	a Material Adverse Effect (as defined in the Merger Agreement) on Ameristar and its subsidiaries shall not have occurred since December 20, 2012;

•
the financial institutions shall have received a customary certification as to the financial condition and solvency of Pinnacle, Ameristar and HoldCo (after giving effect to the Merger and the incurrence of indebtedness related thereto);

•
after giving effect to the Merger, none of Pinnacle, Ameristar or HoldCo shall have any outstanding indebtedness for borrowed money or preferred stock other than (a) the loans and other extensions of credit under the Debt Financing and (b) certain other scheduled indebtedness; and

•	the payment of all fees and expenses due and payable in connection with the Merger and the Debt Financing.
In general, the Debt Financing Commitments will expire on the earliest of (a) September 21, 2013, (b) the termination of the Merger Agreement, and (c) the closing of the Merger, and (d) the date upon which Ameristar is successful in obtaining the Note Consent and Pinnacle has obtained a commitment letter with respect to a simpler financing structure for the combined company as described above.
The Merger is not conditioned on Pinnacle obtaining the debt financing described above and if the Merger Agreement is terminated due to Pinnacle's inability to obtain adequate financing or obtain gaming regulatory approvals, then Pinnacle will be obligated under certain circumstances to pay Ameristar a reverse termination fee of $85.0 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2012:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-term debt obligations (a)	$2,189.4	$110.9	$221.4	$670.9	$1,186.2	$—
Operating lease obligations (b)	530.5	9.8	17.8	15.3	487.6	—
Purchase obligations: (c)
Construction contractual obligations (d)	57.8	57.8	—	—	—	—
Other (e)	17.5	16.5	0.8	0.2	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (f)	10.1	—	6.1	—	—	4.0
Total	$2,805.3	$195.0	$246.1	$686.4	$1,673.8	$4.0

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2012.

(b)
For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding.

(d)	Includes obligations under our construction projects, including the remaining spend for our $82 million expansion of River City.

(e)	Includes open purchase orders and deferred bonus obligations.

(f)
Includes executive deferred compensation, director’s post-retirement plan and potential uncertain tax position liabilities. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2012, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon. The table excludes the Merger Agreement and Debt Commitment, which are subject to closing conditions and regulatory approvals.

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Land, buildings, vessels, equipment and other long-lived assets: We have a significant investment in long-lived property and equipment, which represents approximately 80% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affect the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.
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
During the year ended December 31, 2012, we recorded impairment charges of $0.3 million, which is included in continued operations, related to our gaming-zoned land in Central City, Colorado, and $6.9 million related to our Atlantic City operations, which is included in discontinued operations. For further detail regarding impairments of land, buildings, vessels and equipment, see Note 10, Write-downs, reserves and recoveries, net, to the Consolidated Financial Statements. For further details regarding impairments related to our discontinued operations, see Note 8, Discontinued Operations, to the Consolidated Financial Statements.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets include gaming licenses, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value may not be recoverable.

New accounting guidance, we adopted early in the current year, allows us the option to elect to perform the impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. Under the qualitative evaluation we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the indefinite-lived intangible being tested is less than its carrying amount. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. If it is more likely than not that the indefinite-lived intangible fair value is less than the carrying amount, we are required to perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset.

If the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions including among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, and risk premiums produce significantly different results. During the year ended December 31, 2012, we recorded no impairments to indefinite-lived intangible assets.

Self-insurance Reserves: We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee medical coverage. Self-insurance reserves include accruals of estimated settlements for known claims (“Case Reserves”), as well as accruals of estimates for claims incurred but not yet reported (“IBNR”). Case Reserves represent estimated liabilities for unpaid losses, based on a claims administrator's estimates of future payments on individual reported claims, including Loss Adjustment Expenses (“LAE”). Generally, LAE includes claims settlement costs directly assigned to specific claims, such as legal fees. We estimate Case Reserves and LAE on a combined basis, but do not include claim administration costs in our estimated ultimate loss reserves. IBNR includes the provision for unreported claims, changes in case reserves, and future payments on reopened claims.

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
Goodwill can or may be required to be tested using a two-step impairment test. We are allowed to assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. There were no impairments to goodwill for the year ended December 31, 2012.
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
Equity Method Investments: We apply equity method accounting for investments in the stock of corporations when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings. When the financial statements of an equity method investment are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one-quarter lag. We record the earnings of our equity method investment in ACDL on a one-quarter lag.

We evaluate our investment in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates. We recorded an impairment charge of $25 million on our investment in ACDL for the year ended December 31, 2012.

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurement and disclosure requirements. This update provides guidance on how fair value measurement should be applied where existing U.S. generally accepted accounting principles ("GAAP") already requires or permits fair value measurements. In addition, the guidance requires expanded disclosures regarding fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The adoption of the measurement guidance did not have a material impact on the Consolidated Financial Statements. The new disclosures have been included with our fair value disclosures in the Notes to the Consolidated Financial Statements.

In July 2012, the FASB issued new accounting guidance for testing indefinite-lived assets for impairment. The new guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that its more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification ("ASC") Topic 350. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We adopted this guidance during the fourth quarter of 2012. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, but early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.
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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of December 31, 2012, we had $8.6 million committed under various letters of credit under our Credit Facility and no borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25% as of December 31, 2012. In addition, we had $322.6 million outstanding under a Term Loan under our Credit Facility. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. The Term Loan currently bears interest at 4.0%.

As of December 31, 2012, if LIBOR rates were to decrease by one percentage point, our annual interest expense would not decrease, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $0.7 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2012. At December 31, 2012, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—%	—%	—%	—%	—%	—%	—%
Term Loan	$3,250	$3,250	$3,250	$3,250	$3,250	$306,313	$322,563	$324,176
Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$346,125
Fixed rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.625% Notes	$—	$—	$—	$—	$450,000	$—	$450,000	$483,750
Fixed rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$378,000
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2013

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2012	2011	2010
Revenues:
Gaming	$1,042,515	$997,613	$932,894
Food and beverage	74,551	69,383	64,414
Lodging	39,426	37,993	36,322
Retail, entertainment and other	40,611	36,209	24,938
Total revenues	1,197,103	1,141,198	1,058,568
Expenses and other costs:
Gaming	588,646	575,265	541,052
Food and beverage	64,537	60,748	57,636
Lodging	20,626	19,178	19,996
Retail, entertainment and other	22,010	20,847	10,384
General and administrative	224,918	219,707	222,094
Depreciation and amortization	115,694	103,863	109,745
Pre-opening and development costs	21,633	8,817	13,649
Impairment of indefinite-lived intangible assets	—	—	11,500
Impairment of development costs	—	—	23,662
Write-downs, reserves and recoveries, net	11,818	4,163	(3,335)
Total expenses and other costs	1,069,882	1,012,588	1,006,383
Operating income	127,221	128,610	52,185
Net interest expense, net of capitalized interest	(93,687)	(95,308)	(102,867)
Loss on early extinguishment of debt	(20,718)	(183)	(1,852)
Loss from equity method investment	(30,780)	(588)	—
Income (loss) from continuing operations before income taxes	(17,964)	32,531	(52,534)
Income tax (expense) benefit	(4,675)	(2,335)	11,693
Income (loss) from continuing operations	(22,639)	30,196	(40,841)
Income (loss) from discontinued operations, net of income taxes	(9,166)	(32,735)	17,422
Net loss	$(31,805)	$(2,539)	$(23,419)
Net loss per common share—basic
Income (loss) from continuing operations	$(0.37)	$0.49	$(0.67)
Income (loss) from discontinued operations, net of income taxes	(0.15)	(0.53)	0.29
Net loss per common share—basic	$(0.52)	$(0.04)	$(0.38)
Net loss per common share—diluted
Income (loss) from continuing operations	$(0.37)	$0.48	$(0.67)
Income (loss) from discontinued operations, net of income taxes	(0.15)	(0.52)	0.29
Net loss per common share—diluted	$(0.52)	$(0.04)	$(0.38)
Number of shares—basic	61,258	61,989	60,872
Number of shares—diluted	61,258	62,467	60,872
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Net loss	$(31,805)	$(2,539)	$(23,419)
Foreign currency translation gain	—	—	17,079
Post-retirement benefit obligations	73	(133)	1,061
Comprehensive loss	$(31,732)	$(2,672)	$(5,279)
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$101,792	$78,597
Accounts receivable, net of allowance for doubtful accounts of $7,526 and $4,718	21,560	19,565
Inventories	6,728	7,083
Held-to-maturity securities	4,428	—
Prepaid expenses and other assets	12,179	11,758
Assets of discontinued operations held for sale	38,609	73,871
Total current assets	185,296	190,874
Restricted cash	5,667	6,451
Land, buildings, vessels and equipment
Land and land improvements	291,850	234,574
Buildings, vessels and improvements	1,539,272	1,263,054
Furniture, fixtures and equipment	528,027	453,701
Construction in progress	47,908	173,303
Land, building, vessels and equipment, gross	2,407,057	2,124,632
Less: accumulated depreciation	(711,079)	(609,603)
Land, building, vessels and equipment, net	1,695,978	1,515,029
Goodwill	55,157	52,562
Equity method investments	91,424	97,795
Intangible assets, net	20,833	18,516
Other assets, net	54,639	69,392
Total assets	$2,108,994	$1,950,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,234	$46,135
Accrued interest	26,422	21,270
Accrued compensation	37,898	39,801
Accrued taxes	20,709	18,769
Other accrued liabilities	73,028	50,544
Deferred income taxes	3,210	2,426
Current portion of long-term debt	3,250	111
Liabilities of discontinued operations held for sale	—	2,923
Total current liabilities	197,751	181,979
Long-term debt less current portion	1,437,251	1,223,874
Other long-term liabilities	23,382	21,944
Deferred income taxes	3,493	3,430
Total liabilities	1,661,877	1,431,227
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 58,206,813 and 62,143,572 shares outstanding, net of treasury shares	6,458	6,416
Additional paid-in capital	1,053,919	1,043,358
Retained deficit	(542,179)	(510,374)
Accumulated other comprehensive income	9	82
Treasury stock, at cost, 6,374,882 and 2,008,986 of treasury shares	(71,090)	(20,090)
Total stockholders’ equity	447,117	519,392
Total liabilities and stockholders' equity	$2,108,994	$1,950,619

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance as of January 1, 2010	60,080	$6,209	$1,014,233	$(488,379)	$(17,564)	$(20,090)	$494,409
Net loss	—	—	—	(23,419)	—	—	(23,419)
Foreign currency translation gain	—	—	—	—	17,079	—	17,079
Post-retirement benefit obligations	—	—	226	—	835	—	1,061
Comprehensive loss							(5,279)
Share-based compensation	—	—	6,306	—	—	—	6,306
Common stock issuance and option exercises	1,512	151	11,783	—	—	—	11,934
Balance as of December 31, 2010	61,592	6,360	1,032,548	(511,798)	350	(20,090)	507,370
Net loss	—	—	—	(2,539)	—	—	(2,539)
Post-retirement benefit obligations	—	—	135	—	(268)	—	(133)
Comprehensive loss							(2,672)
Adoption of jackpot liability guidance	—	—	—	3,963	—	—	3,963
Share-based compensation	—	—	6,700	—	—	—	6,700
Common stock issuance and option exercises	552	56	3,975	—	—	—	4,031
Balance as of December 31, 2011	62,144	6,416	1,043,358	(510,374)	82	(20,090)	519,392
Net loss	—	—	—	(31,805)	—	—	(31,805)
Post-retirement benefit obligations	—	—	146	—	(73)	—	73
Comprehensive loss							(31,732)
Share-based compensation	—	—	8,795	—	—	—	8,795
Common stock issuance and option exercises	429	42	1,620	—	—	—	1,662
Treasury stock repurchase	(4,366)	—	—	—	—	(51,000)	(51,000)
Balance as of December 31, 2012	58,207	$6,458	$1,053,919	$(542,179)	$9	$(71,090)	$447,117
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(31,805)	$(2,539)	$(23,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,804	105,499	114,083
Loss (gain) on disposal of assets	1,952	2,892	(992)
Loss from equity method investment	30,780	588	—
Loss on early extinguishment of debt	20,718	183	1,852
Reserve on uncollectible loan receivable	1,700	—	—
Impairment of indefinite-lived intangible assets	—	—	11,500
Impairment of buildings, vessels and equipment	—	8,903	366
Impairment of land and development costs	6,950	17,853	23,662
Amortization of debt issuance costs and debt discounts	6,519	5,238	6,695
Share-based compensation expense	8,795	6,700	6,306
Change in income taxes	848	(840)	(7,477)
Other operating activities	—	446	5,304
Changes in operating assets and liabilities:
Receivables, net	6,348	(8,606)	(4,031)
Prepaid expenses, inventories and other	997	9,276	(5,015)
Accounts payable, accrued expenses and other	17,300	(13,784)	(40,151)
Net cash provided by operating activities	186,906	131,809	88,683
Cash flows from investing activities:
Capital expenditures and land additions	(299,464)	(153,452)	(157,537)
Equity method investment, inclusive of capitalized interest	(24,408)	(98,383)	—
Payment for business combinations	(4,300)	(45,216)	—
Purchase of held-to-maturity debt securities	(20,062)	—	—
Proceeds from investments	12,757	—	—
Proceeds from sale of property and equipment	4,295	3,675	14,901
Refund of restricted cash	413	—	1,508
Purchase of intangible asset	(1,057)	—	—
Escrow refund (deposit)	25,000	—	(25,000)
Net proceeds from sale of discontinued operations	10,784	—	35,477
Loans receivable	(6,037)	—	—
Net cash used in investing activities	(302,079)	(293,376)	(130,651)
Cash flows from financing activities:
Proceeds from Credit Facility	47,500	99,000	165,379
Repayments under Credit Facility	(103,500)	(43,000)	(202,298)
Proceeds from issuance of long-term debt	646,750	—	350,000
Repayment of long-term debt	(391,500)	(10,104)	(200,008)
Proceeds from common stock options exercised	1,482	3,717	10,854
Proceeds from issuance of common stock	—	—	1,080
Payments on other secured and unsecured notes payable	(653)	—	—
Purchase of treasury stock	(51,000)	—	—
Debt issuance and other financing costs	(12,408)	(3,139)	(16,849)
Net cash provided by financing activities	136,671	46,474	108,158
Effect of exchange rate changes on cash and cash equivalents	—	—	(379)
Increase (decrease) in cash and cash equivalents	21,498	(115,093)	65,811
Cash and cash equivalents at the beginning of the year	80,294	195,387	129,576
Cash and cash equivalents at the end of the year	$101,792	$80,294	$195,387

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$82,831	$90,513	$95,876
Cash payments (refunds) related to income taxes, net	3,474	(1,802)	7,305
Increase (decrease) in construction related deposits and liabilities	(1,340)	25,757	(30,032)
Non-cash consideration for business combination	(300)	—	—
Non-cash issuance of common stock	180	312	—
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization. Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, Baton Rouge, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, L'Auberge Baton Rouge, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). L'Auberge Baton Rouge in Baton Rouge, Louisiana, opened on September 1, 2012. In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs) and a live and televised poker tournament series (Heartland Poker Tour). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment. We also own a minority equity interest in Asian Coast Development (Canada), Ltd. ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City, which is accounted for under the equity method of accounting. For further details, see Note 7, Investments and Acquisition Activities. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

In December 2012, we entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar Casinos Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt. Ameristar operates the following casinos: Ameristar Casino Resort Spa St. Charles (serving the St. Louis, Missouri metropolitan area); Ameristar Casino Hotel Kansas City (serving the Kansas City metropolitan area); Ameristar Casino Hotel Council Bluffs (serving the Omaha, Nebraska metropolitan area and southwestern Iowa); Ameristar Casino Resort Spa Black Hawk (serving the Denver, Colorado metropolitan area); Ameristar Casino Hotel Vicksburg (serving Jackson, Mississippi and Monroe, Louisiana); Ameristar Casino Hotel East Chicago (serving the Chicagoland area); and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada (serving Idaho and the Pacific Northwest). The transaction is expected to close by the end of the third quarter of 2013, subject to closing conditions and regulatory approvals.

We are acquiring Ameristar pursuant to an Agreement and Plan of Merger, as amended (the “Merger Agreement”), between, Pinnacle, PNK Holdings, Inc., a direct wholly-owned subsidiary of Pinnacle (“Holdco”), PNK Development 32, Inc., an indirect wholly-owned subsidiary of Pinnacle (“Merger Sub”), and Ameristar. Pursuant to the Merger Agreement, the Merger Sub would be merged with and into Ameristar, with Ameristar surviving as a wholly-owned, indirect subsidiary of Pinnacle (the "Merger"). The Merger Agreement further provides that Pinnacle is entitled, under certain circumstances, to effect an alternative merger structure pursuant to which HoldCo would be merged with and into Ameristar with Ameristar as the surviving corporation (the “Alternative Merger”), and immediately thereafter, Ameristar would be merged with and into Pinnacle with Pinnacle as the surviving corporation. On February 1, 2013, the Parties entered into the First Amendment to the Merger Agreement, to more specifically address the effects of the Alternative Merger.

We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.0 billion, not including the refinanced and assumed indebtedness. However, because the Merger would constitute an event of default under Ameristar's existing $1.4 billion senior credit facilities (the “Ameristar Credit Facilities”), requiring the Ameristar Credit Facilities to be amended or repaid in full, the Merger Agreement and Debt Financing Commitment (defined below) contemplate that Ameristar seek an amendment to the Ameristar Credit Facilities to permit the Ameristar Credit Facilities to stay in place and to increase Ameristar's borrowing capacity thereunder by $190 million (the “Ameristar Credit Amendment”). Similarly, because the Merger would trigger the right of the holders of Ameristar's 7.50% Senior Notes due 2021 (the “Ameristar Notes”) to require Ameristar to repurchase the Ameristar Notes at 101% of face value, the Merger Agreement and Debt Financing Commitment contemplate that Ameristar will commence a consent solicitation with respect to the Ameristar Notes to waive the put right and revise certain restrictive covenants in the indenture governing the Ameristar Notes (the “Note Consent”). In the event that the Ameristar Credit Amendment and/or Note Consent are not obtained, we would cause Ameristar to refinance the entirety of the Ameristar Credit Facilities and fund any put payments with respect to the Ameristar Notes. In addition, we intend to seek an amendment to our Credit Facility to increase our borrowing capacity thereunder by $405 million (the “Pinnacle Credit Amendment”). Finally, we intend to obtain an additional $315 million to fund a portion of the merger consideration and transaction costs through the issuance by HoldCo of $315 million of new senior notes.

We intend to fund the cash required in connection with the Merger largely with debt financing. In connection with the Merger, we entered into a commitment letter, dated December 20, 2012, with several financial institutions, which have agreed to provide the debt financing commitments (the “Debt Financing Commitment”) that will fund collectively the consideration to be paid pursuant to the terms of the Merger Agreement, pay transaction fees and expenses, provide working capital and funds for general corporate purposes after the Merger and/or refinance the existing indebtedness of Pinnacle and Ameristar.

The completion of the Merger is subject to various conditions, including, among others, (i) obtaining approval of certain gaming regulators, (ii) the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) approval of the Merger by the stockholders of Ameristar. The Merger is not conditioned on Pinnacle obtaining the debt financing and if the Merger Agreement is terminated due to Pinnacle's inability to obtain adequate financing or obtain gaming regulatory approvals, then Pinnacle will be obligated under certain circumstances to pay Ameristar a reverse termination fee of $85.0 million.

In April 2012, we entered into agreements to execute a series of transactions that would result in us ultimately acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack in San Antonio, Texas. In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRPLLC"), which is a reorganized limited liability company formerly known as RPL, and entered into a management contract with Retama Development Corporation ("RDC") to manage the day-to-day operations of Retama Park Racetrack. For further discussion, see Note 7, Investments and Acquisition Activities.

We have classified certain of our assets and liabilities as held for sale in the accompanying Consolidated Balance Sheets and included the related results of operations in discontinued operations, including our former Boomtown Reno property among others, in the accompanying Consolidated Statements of Operations. For further information, see Note 8, Discontinued Operations. Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

Fair Value. Fair value measurements effect our accounting and impairment assessments of our long-lived assets, investments in unconsolidated affiliates, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also effect our accounting for certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: "Level 1" inputs, such as quoted prices in an active market for identical assets or liabilities; "Level 2" inputs, which are observable inputs for similar assets; or "Level 3" inputs, which are unobservable inputs.

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheet as of December 31, 2012 and 2011:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of December 31, 2012
Liabilities:
Deferred compensation	$1.0	$1.0	$—	$—
As of December 31, 2011
Liabilities:
Deferred compensation	$1.3	$1.3	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheet as of December 31, 2012 and 2011 for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
		(in millions)
As of December 31, 2012
Assets:
Held-to-maturity securities	$14.4	$14.4	$—	$14.4	$—
Promissory notes	$4.0	$4.0	$—	$4.0	$—
Liabilities:
Long-term debt	$1,440.5	$1,532.1	$—	$1,532.1	$—
As of December 31, 2011
Assets:
Held-to-maturity securities	$4.6	$4.6	$—	$4.6	$—
Promissory notes	$—	$—	$—	$—	$—
Liabilities:
Long-term debt	$1,224.0	$1,243.5	$—	$1,243.5	$—

The estimated fair value of our short-term held-to-maturity securities and short-term promissory notes approximated our carrying values because of their short-term nature. The estimated fair value of our long-term held-to-maturity securities and long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices. Our held-to-maturity and promissory notes carrying values include amounts in "Held-to-maturity securities" and "Other Assets, net" in our Consolidated Balance Sheet.

The estimated fair value of our long-term debt includes the fair value of our senior notes, senior subordinated notes and term loan using Level 2 inputs of observable market data on comparable debt instruments on or about December 31, 2012.

Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $101.8 million and $78.6 million at December 31, 2012 and 2011, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value and are valued using Level 1 inputs.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $7.5 million and $4.7 million as of December 31, 2012 and 2011, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $3.9 million, $2.9 million, and $1.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Inventories. Inventories, which consist primarily of food, beverage and operating supplies, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Restricted Cash. Long-term restricted cash of $5.7 million and $6.5 million as of December 31, 2012 and 2011 consists primarily of an indemnification trust deposit of approximately $5.7 million, among other items.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $27.2 million at December 31, 2012 and $30.3 million at December 31, 2011. During the third quarter of 2012, we reclassified $4.5 million of our stock of uniforms, linens, china, glassware, silverware and gaming chips from other assets to land, buildings, vessels and equipment. Depreciation on our stock of uniforms, linens, china, glassware, silverware, and gaming chips totaling $0.4 million for the year ended December 31, 2012 that would have previously been included in operating expenses is included in "Depreciation and amortization" in our Consolidated Statements of Operations. During the fourth quarter of 2012, we recorded $4.7 million in accelerated depreciation expense, associated with assets at our River Downs property, due to the planned demolition of the grandstand and related facilities to make way for a new gaming entertainment center development.

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Depreciation expense	$115.5	$103.7	$109.6
We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repairs costs as incurred. Gains or losses on the dispositions of land, buildings, vessels or equipment are included in the determination of income. We depreciate our land improvements, buildings, vessels and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Years
Land improvements	5 to 20
Buildings and improvements	15 to 35
Vessels	10 to 25
Furniture, fixtures and equipment	3 to 20

We review the carrying value of land, buildings, vessels and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. In cases where the carrying value exceeds fair value, an impairment charge is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the reporting unit level, which for most of our assets is the individual casino. If a long-lived asset is to be sold, the asset is reported at the lower of carrying value or fair value. See Note 2, Land, Buildings, Vessels and Equipment, for further explanation.

Equity Method Investments: We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the Consolidated Statement of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and Indefinite-lived Intangible Assets. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test.
Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. In July 2012, we recorded goodwill totaling $2.6 million related to the acquisition of the Heartland Poker Tour. In January 2011, we recorded goodwill totaling $35.8 million related to the purchase of River Downs. There were no impairments to goodwill in 2012, 2011 or 2010.

Indefinite-lived intangible assets consist of gaming licenses and a 50% interest in additional rights, associated with the Retama Park racing license, to operate and receive potentially expanded gaming revenue in the future. We recorded an impairment to indefinite-lived intangible assets of $11.5 million for the year ended December 31, 2010. See Note 9, Goodwill and Indefinite-Lived Intangible Assets.

Debt Issuance Costs and Debt Discounts. Debt issuance costs include costs incurred in connection with the issuance of debt and are capitalized and amortized to interest expense using the effective interest method. Unamortized debt issuance costs were $34.3 million and $31.2 million at December 31, 2012 and 2011, respectively, and are included in “Other assets, net” on our Consolidated Balance Sheets. Debt discounts incurred in connection with the issuance of debt have been capitalized and are being amortized to interest expense using the effective interest method. Amortization of debt issuance costs and debt discounts included in interest expense was $6.5 million, $5.2 million, and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Self-Insurance Accruals. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. At December 31, 2012 and 2011, we had total self-insurance accruals of $16.5 million and $14.8 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

The mychoice Customer Loyalty Program. Our customer loyalty program, mychoice, offers incentives to customers who gamble at our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2012 and 2011, we had accrued $11.5 million and $10.8 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our Consolidated Balance Sheets.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50.0% percent of being realized. Uncertain tax positions are reviewed each balance sheet date. Liabilities recorded as a result of this analysis are classified as current or long-term based on the timing of expected payment. See Note 4, Income Taxes, for additional information.

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

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, and the cost to provide such benefits were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Complimentary revenues	$110.4	$105.6	$101.2
Promotional allowance costs	$83.9	$81.3	$78.3

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment of our gaming revenues and are recorded as a gaming department expense in the Consolidated Statements of Operations. These taxes for the years ended December 31, 2012, 2011 and 2010 were as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Gaming taxes	$308.1	$297.6	$281.5

Advertising Costs. We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening and development costs until the project is completed. These costs for the years ended December 31, 2012, 2011 and 2010 consist of the following:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Advertising costs	$26.6	$23.2	$24.6

Pre-opening and Development Costs. Pre-opening costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real-estate taxes and similar costs prior to the opening. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects. Pre-opening and development costs are expensed as incurred and for the fiscal years ended December 31, 2012, 2011 and 2010 consist of the following:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
L'Auberge Baton Rouge	$16.0	$4.3	$1.2
River City	0.1	0.2	9.9
Other	5.5	4.3	2.5
Total pre-opening and development costs	$21.6	$8.8	$13.6

Share-based Compensation: We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined using the Black-Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. See Note 6, Employee Benefit Plans.

Earnings per Share. Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the money stock options, restricted stock units and phantom stock units. We calculate the effect of dilutive securities using the treasury stock method. A total of 4.4 million, 4.1 million, and 4.9 million out-of-money stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, because including them would have been anti-dilutive.
For the years ended December 31, 2012 and 2010, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such years and options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were $0.5 million and $0.6 million, respectively.

Treasury stock: In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of shares of our Common Stock. The cost of the shares acquired is treated as a deduction from stockholders' equity. During the year ended December 31, 2012, we repurchased 4.4 million shares of common stock, and deducted $51.0 million from stockholders' equity. The Company suspended share repurchase activity late in 2012. The share repurchase authorization still remains in place.

Reclassifications. The Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. For the years ended December 31, 2011 and 2010, we reclassified $11.4 million and $10.2 million, respectively, in expenses included in "Food and beverage", "Lodging", "Retail, entertainment and other" and "General and administrative" in our Consolidated Statements of Operations to expenses included in "Gaming" in our Consolidated Statements of Operations as we believe these expenses are more closely associated with gaming activities. These reclassifications have no effect on previously reported operating income and net loss.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to fair value measurement and disclosure requirements. This update provides guidance on how fair value measurement should be applied where existing GAAP already requires or permits fair value measurements. In addition, the guidance requires expanded disclosures regarding fair value measurements. This guidance became effective for interim and annual periods beginning after December 15, 2011. The adoption of the measurement guidance did not have a material impact on the Consolidated Financial Statements. The new disclosures have been included with our fair value disclosures in the Notes to the Consolidated Financial Statements.

In July 2012, the FASB issued new accounting guidance for testing indefinite-lived assets for impairment. The new guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that its more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification ("ASC") Topic 350. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We adopted this guidance during the fourth quarter of 2012 and it did not have a significant impact on Consolidated Financial Statements.

In February 2013, the FASB issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, but early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

Note 2—Land, Buildings, Vessels and Equipment
Impairment of development costs: We review our long-term assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the years ended December 31, 2012 and 2011, we recorded no impairment charges related to development costs in continuing operations.

During the year ended December 31, 2010, we recorded impairment charges related to our Sugarcane Bay and our Baton Rouge projects. In April 2010, we canceled our planned Sugarcane Bay project in Lake Charles, Louisiana and surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we recorded impairment charges of $19.1 million, which includes all previously capitalized construction in progress and costs to terminate the construction contract with the general contractor. In September 2010, we expanded the scope and budget for L'Auberge Baton Rouge, and as a result, we incurred an impairment charge for certain of the previously capitalized design components of the project, totaling $4.6 million.

Note 3—Long-Term Debt
Long-term debt at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	(in millions)
Senior Secured Credit Facility	$—	$56.0
Term Loan	319.7	—
7.75% Senior Subordinated Notes due 2022	325.0	—
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	445.8	445.1
7.50% Senior Subordinated Notes due 2015	—	372.2
Other secured and unsecured notes payable	—	0.7
	1,440.5	1,224.0
Less current maturities	(3.3)	(0.1)
	$1,437.3	$1,223.9
Senior Secured Credit Facility: In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million which matures in August 2016. As of December 31, 2012, we had no borrowings outstanding under the Credit Facility, and had $8.6 million committed under letters of credit.

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

The interest rate margins for revolving credit loans under the Credit Facility depend on our performance, measured by a consolidated total leverage ratio (as defined in the Credit Facility), which, in general, is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA, as defined in the Credit Facility. The Credit Facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 3.50% or at a base rate plus a margin ranging from 0.25% to 2.00%, in either case based on our consolidated total leverage ratio. The undrawn revolver facility bears a commitment fee for unborrowed amounts of 0.25% to 0.75% per annum based on our consolidated total leverage ratio.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2012, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 6.75 to 1.00; (2) minimum consolidated interest coverage ratio of 1.75 to 1.00; and (3) maximum consolidated senior secured debt ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of December

31, 2012, we are in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries that own approximately $37.8 million in cash and other assets as of December 31, 2012, a subsidiary that holds our investment in ACDL, our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Term Loan: On March 19, 2012, as contemplated under the Credit Facility, we entered into an Incremental Facility Activation Notice and New Lender Supplement (the "Incremental Facility Notice"). The Incremental Facility Notice notified the Administrative Agent of our activation of a $325 million Incremental Term Loan (the "Term Loan") under the Credit Facility. The Term Loan matures with all outstanding principal amounts due and payable March 19, 2019, provided that such maturity date shall be accelerated to May 1, 2017, if any portion of the Borrower's 8.625% Senior Notes due 2017 are outstanding on May 1, 2017. The Term Loan requires payments of $3.25 million annually, payable in equal quarterly installments, with any remaining amount of the Term Loan required to be repaid in full on the maturity date. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.00%. As discussed below, we used a portion of the Term Loan, to redeem a portion of our then existing 7.50% senior subordinated notes due 2015 ("7.50% Notes”).

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

7.75% Senior Subordinated Notes due 2022: On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par, with interest payable on April 1st and October 1st of each year. Net of initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $318 million. We used all of the net proceeds of the 7.75% Notes offering and a portion of the net proceeds from the Term Loan to redeem all $385 million in aggregate principal amount of our 7.50% Notes and to repay all $70.0 million in then outstanding revolving credit borrowings under the Credit Facility.

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

The 8.75% Notes are senior subordinated, unsecured obligation, and are subordinated in right of payment to all of our existing and future senior debt, including debt under the Credit Facility and the 8.625% senior notes due 2017, and rank equally with our existing and future senior subordinated debt, including our 7.75% Notes. The 8.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries.
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
The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our 7.75% Notes and 8.75% Notes.

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest as defined in the indenture) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.00 to 1.00. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.00 to 1.00 as of December 31, 2012.

The 8.625% Notes, the 8.75% Notes, and the 7.75% Notes become callable at a premium over their face amount on August 1, 2013, May 15, 2015, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

8.625% Notes Redeemable		8.75% Notes Redeemable		7.75% Notes Redeemable
On or after	At a % of	On or after	At a % of	On or after	At a % of
August 1,	par equal to	May 15,	par equal to	April 1,	par equal to
2013	104.313%	2015	104.375%	2017	103.875%
2014	102.156%	2016	102.917%	2018	102.583%
2015 and thereafter	100.000%	2017	101.458%	2019	101.292%
		2018 and thereafter	100.000%	2020 and thereafter	100.000%
Our indentures governing, our 8.75% Notes, 8.625% Notes, and 7.75% Notes and our Credit Facility limit the amount of dividends we are permitted to pay.
7.50% Senior Subordinated Notes due 2015: In March 2012, we redeemed all $385 million in aggregate principal amount of our 7.50% Notes, of which we held $10.0 million. Holders were paid an aggregate of approximately $407 million, representing 103.75% of par, plus accrued and unpaid interest.

Interest expense, net was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Interest expense	$114.8	$106.0	$107.1
Interest income	(0.8)	(0.4)	(0.2)
Capitalized interest	(20.3)	(10.3)	(4.0)
Total interest expense, net of capitalized interest	$93.7	$95.3	$102.9

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest increased in 2012 as compared to 2011 due to L'Auberge Baton Rouge construction prior to the September 2012 opening, our River City expansion project and our investment in ACDL. We have capitalized interest on our investment in ACDL, as ACDL has not begun its principal operations, which consists of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL completes construction of phase one of this development, the investment will no longer qualify for capitalization of interest.
Loss on early extinguishment of debt was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Loss on early extinguishment of debt	$20.7	$0.2	$1.9
During 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% Notes. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original issuance discount costs. In 2011, we recorded a loss on early extinguishment of debt related to the ratable write-off of unamortized deferred financing fees and original debt issuance costs associated with our open market purchases of our 7.50% Notes. For 2010, we incurred a loss on early extinguishment of debt related to the write off of unamortized debt issuance costs related to the modification of our then-existing credit facility and the early retirement of our 8.25% senior subordinated notes due 2012, which were redeemed with the proceeds of our 8.75% Notes.
Scheduled Maturities of Long-term debt: As of December 31, 2012, annual maturities of secured and unsecured notes payable are as follows (amounts shown in millions):

Year ending December 31:
2013	$3.2
2014	3.2
2015	3.2
2016	3.2
2017	453.4
Thereafter	981.3
Total	1,447.5
Less unamortized debt discounts	(7.0)
Long-term debt, including current portion	$1,440.5

Note 4—Income Taxes
The composition of our income tax (expense) benefit from continuing operations for the years ended December 31, 2012, 2011 and 2010 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2012:
U.S. Federal	$—	$(0.9)	$(0.9)
State	(4.0)	0.2	(3.8)
	$(4.0)	$(0.7)	$(4.7)
Year ended December 31, 2011:
U.S. Federal	$—	$1.5	$1.5
State	(3.5)	(0.3)	(3.8)
	$(3.5)	$1.2	$(2.3)
Year ended December 31, 2010:
U.S. Federal	$21.2	$(14.9)	$6.3
State	2.3	3.1	5.4
	$23.5	$(11.8)	$11.7
The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2012		2011		2010
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (expense) benefit at the statutory rate	35.0%	$6.3	(35.0)%	$(11.4)	35.0%	$18.4
State income taxes, net of federal tax benefits	(24.2)%	(4.3)	(14.9)%	(4.8)	5.8%	3.0
Non-deductible expenses and other	(4.7)%	(0.8)	(2.7)%	(0.8)	(1.4)%	(0.7)
Cancellation of stock options	(11.5)%	(2.1)	(3.7)%	(1.2)	—%	—
Non-deductible donation of land	—%	—	(3.5)%	(1.2)	—%	—
Dividend income from foreign subsidiary	—%	—	—%	—	(3.5)%	(1.8)
Reserves for unrecognized tax benefits	(0.7)%	(0.1)	1.7%	0.5	4.1%	2.1
Credits	3.3%	0.5	3.7%	1.2	13.7%	7.2
Change in valuation allowance/reserve of deferred tax assets	(23.2)%	(4.2)	47.2%	15.4	(31.4)%	(16.5)
Income tax (expense) benefit from continuing operations	(26.0)%	$(4.7)	(7.2)%	$(2.3)	22.3%	$11.7

The following table shows the allocation of income tax (expense) benefit between continuing operations, discontinued operations and equity:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Income (loss) from continuing operations before income taxes	$(17.9)	$32.5	$(52.5)
Income tax (expense) benefit allocated to continuing operations	(4.7)	(2.3)	11.7
Income (loss) from continuing operations	(22.6)	30.2	(40.8)
Income (loss) from discontinued operations before income taxes	(9.4)	(32.9)	27.1
Income tax (expense) benefit allocated to discontinued operations	0.2	0.2	(9.7)
Income (loss) from discontinued operations	(9.2)	(32.7)	17.4
Net loss	$(31.8)	$(2.5)	$(23.4)
Income tax (expense) benefit allocated to other comprehensive income	$—	$0.2	$—

At December 31, 2012 and 2011, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2012	2011
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$2.7	$2.6
Allowance for doubtful accounts	3.1	3.0
Legal and merger costs	3.6	2.7
Other	7.7	7.5
Less valuation allowance	(16.4)	(15.1)
Total deferred tax assets—current	0.7	0.7
Deferred tax liabilities—current:
Prepaid expenses	(3.9)	(3.2)
Total deferred tax liabilities—current	(3.9)	(3.2)
Net current deferred tax liabilities	$(3.2)	$(2.5)
Deferred tax assets—non-current:
Federal tax credit carry-forwards	$28.9	$28.3
Federal net operating loss carry-forwards	91.4	77.3
State net operating loss carry-forwards	9.8	11.7
Capital loss carry-forward	6.3	6.4
Deferred compensation	2.6	2.9
Pre-opening expenses capitalized for tax purposes	11.6	10.9
ACDL investment write-down	9.1	—
Share-based compensation expense—book cost	11.9	12.1
Land, building, vessels and equipment, net	—	31.6
Other	18.6	10.8
Less valuation allowance	(184.7)	(190.3)
Total deferred tax assets—non-current	5.5	1.7
Deferred tax liabilities—non-current:
Land, building, vessels and equipment, net	(2.9)	—
Intangible assets	(6.1)	(5.1)
Total deferred tax liabilities—non-current:	(9.0)	(5.1)
Net non-current deferred tax liabilities	$(3.5)	$(3.4)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2012	2011
	(in millions)
Total deferred tax assets	$207.3	$207.7
Less valuation allowances	(201.1)	(205.4)
Less total deferred tax liabilities	(12.9)	(8.2)
Net deferred tax liabilities	$(6.7)	$(5.9)
As of December 31, 2012, we provided a full valuation allowance against deferred tax assets for all jurisdictions except for certain states that are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. We have a cumulative U.S. pretax accounting loss for the years 2010 through 2012. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.

As of December 31, 2012, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.1 million, General Business Credit (“GBC”) carry-forwards of $15.3 million and Foreign Tax Credit (“FTC”) carry-forwards of $10.4 million. The FTC and GBC carry-forwards will begin to expire in 2020 through 2032, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2012, we had $271 million of federal net operating losses, which can be carried forward 20 years and will expire in 2028. We also have $214 million of state net operating loss carry-forwards, predominantly in Louisiana and Missouri, which expire on various dates beginning in 2013. Our net operating loss carry-forwards include a $9.2 million excess tax benefit from stock option deductions, which have not been recognized for financial statement purposes. The excess tax benefit will be credited to additional paid-in capital when the net operating loss is utilized and reduces current-year income tax payable.
We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2011 and state income tax examinations for tax years prior to 2000. In 2010, our federal tax return was examined by the Internal Revenue Service for the years 2006 through 2008, and the audit was concluded with no adjustment. In 2012, our federal tax return was examined by the Internal Revenue Service for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact in our 2012 income tax expense. In June 2012, the California Franchise Tax Board began examination of our franchise tax return for the years 2007, 2008, and 2009. In April 2012, we received a supplemental letter of findings from the Indiana Department of Revenue upholding the prior audit assessment on our Indiana income tax filings for the years 2005, 2006, and 2007. We filed an appeal in June 2012 with the Indiana Tax Court to set aside the entire audit assessment. Our appeal is currently pending Court review. For further discussion, see Note 11, Commitments and Contingencies.

As of December 31, 2012, we had $4.0 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2012, we accrued approximately $0.1 million of interest related to unrecognized tax benefits which consists of current year accrual for uncertain tax benefits offset by the write-offs of previously accrued interest for uncertain tax benefits. We had $0.8 million of cumulative interest accrued as of the end of the year. No penalties were accrued for in any years. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to approximately $4.0 million during the next twelve months.
The following table summarizes the activity related to uncertain tax benefits for 2012 and 2011, excluding any interest or penalties:

	2012	2011
	(in millions)
Balance as of January 1	$7.7	$8.2
Gross increases - tax positions in prior periods	1.5	1.0
Gross decreases - tax positions in prior periods	—	(0.1)
Gross increases - tax positions in current period	0.2	0.2
Statute of limitation expirations	—	(1.6)
Balance as of December 31	$9.4	$7.7

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, and office and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2012 are as follows (amounts are reflected in millions):

Period:
2013	$9.8
2014	9.2
2015	8.6
2016	8.5
2017	6.8
Thereafter	487.6
$530.5
Total rent expense for these long-term lease obligations for the years ended December 31, 2012, 2011 and 2010 was $11.3 million, $9.9 million and $11.9 million, respectively.
We lease the 232 acres underlying our L’Auberge Lake Charles property. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $1.0 million per year, which amount adjusts annually for changes in the consumer price index.
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
We lease approximately 41,000 square feet of corporate office space in Las Vegas, Nevada at a base rent of approximately $1.4 million per year. The lease is for 10 years beginning October 2006, subject to one renewal term of 60 additional months. The annual rent increases based on increases in the consumer price index. Additionally, we also lease approximately 9,900 square feet of corporate office space in Las Vegas, Nevada at a base rent of approximately $0.6 million per year. The lease expires in June 2014.

We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense included in Gaming Expense in the Consolidated Statements of Operation was as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Slot and table game participation expenses	$19.1	$19.6	$22.2

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
In addition to the 2005 Plan, we have three prior stock option plans ("Prior Plans"), which provided for the issuance of up to approximately 4.4 million shares of the Company’s common stock. In addition, in 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan and the Prior Plans for the purchase of 850,000 common shares, all of which remained outstanding as of December 31, 2012. Pursuant to our 2011 Annual Incentive Plan, as adopted under the 2005 Plan, 25% of our executive officers' bonuses are payable in restricted stock units, and such executive officers may elect to receive an additional 25% of their bonus in restricted stock units.
As of December 31, 2012, we have approximately 5.5 million share-based awards outstanding, approximately 0.2 million of which are restricted stock units and other share-based awards. There were approximately 2.5 million share-based awards available for grant under the various plans as of December 31, 2012.

Stock options: Options are granted at the current market price at the date of grant. The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2012	5,336,929	$12.84
Granted	1,356,700	$10.03
Exercised	(171,681)	$8.91
Canceled / Forfeited	(1,002,603)	$15.55
Options outstanding at December 31, 2012	5,519,345	$11.78	5.82	$24.4
Options exercisable at December 31, 2012	2,606,395	$12.86	5.21	$9.7
Expected to vest at December 31, 2012	2,212,243	$10.82	6.36	$11.1

The following information is provided for our stock options:

	For the year ended December 31,
	2012	2011	2010
	(in millions, except grant date fair value)
Weighted-average grant date fair value	$5.06	$6.65	$5.73
Intrinsic value of stock options exercised	$0.5	$3.0	$7.2
Net cash proceeds from exercise of stock options	$1.5	$3.7	$10.9
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $16.2 million at December 31, 2012 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Non-vested Shares: The status of our non-vested shares, which include restricted stock units and other share based awards, as of December 31, 2012 was as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2012	224,970	$11.51
Granted	284,050	$9.96
Vested	(279,108)	$10.06
Canceled / Forfeited	(9,375)	$11.85
Non-vested shares at December 31, 2012	220,537	$11.33

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $2.1 million at December 31, 2012 and the weighted average period over which the costs are expected to be recognized is approximately two years.
Compensation cost: We use the Black-Scholes option-pricing model in order to calculate the compensation costs of employee share-based compensation. Such model requires the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk- Free Interest Rate	Expected Life at Issuance (in years)	Expected Volatility	Expected Dividends
Options granted in the following periods:
2012	0.8%	5.25	58.0%	None
2011	1.8%	5.14	56.7%	None
2010	2.8%	6.60	58.4%	None
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

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Share-based compensation expense	$8.7	$6.6	$6.1
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation ($17,000 for 2012). In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution ($5,500 for 2012). We consider discretionary matching contributions under the 401(k) Plan, which vest ratably over five years, of a 25% discretionary match, up to 5% of eligible compensation. For the years ended December 31, 2012, 2011 and 2010, matching contributions to the 401(k) Plan totaled $1.5 million, $1.5 million, and $1.4 million, respectively.
Director Phantom Stock Units: As part of their 2010 annual retainer, each director received $10,000 worth of phantom stock units on the date of the annual meeting of stockholders. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason. In addition, any director can elect to receive phantom stock units in lieu of payment of an annual retainer and board fees under the Company's Directors Deferred Compensation Plan. Phantom stock units are fully expensed when granted.

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

	December 31,
	2012	2011
	(in millions)
Total obligation under Executive Plan (a)	$6.5	$7.5
Cash surrender value of insurance policies (b)	$2.5	$2.2

(a)	Recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

(b)	Recorded in "Other assets, net" in the Consolidated Balance Sheets.
Director's Medical Plan: In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of 5 years. At present, two members of the Board of Directors are over age 70. The benefit obligation is approximately $0.4 million and $0.4 million for years ended December 31, 2012 and 2011, respectively, and is recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets.

Note 7— Investments and Acquisition Activities

ACDL Equity Method Investments: In August 2011, we invested $95 million in ACDL in exchange for a minority ownership interest, which is accounted for under the equity method, and the right to manage a future resort to be built in Vietnam. As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision making of ACDL is limited. During the year ended December 31, 2012, we invested an additional $15.6 million in ACDL as part of a $60 million capital raise. Subsequent to the $60 million capital raise, ACDL completed an additional $30 million capital raise during the year ended December 31, 2012 with the majority shareholder, and we did not participate. As a result, our equity interest in ACDL is approximately 24.0% at December 31, 2012, assuming conversion of all preferred stock, exercise of all warrants and the exercise of all options. We retain an option to participate in our pro-rata share of the $30 million capital raise, which would offset our dilution if exercised.

Because the financial statements of ACDL are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one-quarter lag. Since ACDL is a development stage entity, its results included no revenues and a net loss of $21.6 million (unaudited) for the trailing twelve months ended September 30, 2012. From our original acquisition date in August 2011 to September 30, 2011, ACDL incurred no revenue and a net loss of $3.4 million (unaudited). During years ended December 31, 2012 and 2011, our proportional share of ACDL's losses totaled $5.8 million and $0.6 million, respectively.

ACDL summarized unaudited balance sheet information is as follows:

	September 30,
	2012	2011
	(in millions)
Current assets	$79.0	$72.1
Total assets	$371.6	$223.2
Current liabilities	$62.5	$23.8
Contingently redeemable shares	$314.0	$260.3
Total liabilities	$457.1	$295.1

Our cash investment in ACDL exceeds our proportional share of the net book value of ACDL. The excess value relates to the Investment Certificate and the potential future earnings of ACDL. The portion of this difference attributable to the fair value of the Investment Certificate will be amortized over the term of the Investment Certificate, or 50 years, which amortization will be included in our determination of income or loss from equity method investments. The portion of this difference attributable to equity method goodwill will not be amortized.

We have capitalized interest on our investment in ACDL because ACDL has not begun its principal operations. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Once ACDL completes construction of the first phase of this operation, the investment will no longer qualify for capitalization of interest, which we expect to occur in the first quarter of 2013. Capitalized interest on this investment was $8.4 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively.

In August 2012, we entered into a stock option agreement with ACDL. Under the terms of the stock option agreement, we were granted an option to purchase common shares of ACDL at a predetermined exercise price. The option granted by ACDL was made to support certain administrative services we plan to render on behalf of ACDL under a yet-to-be negotiated services agreement. The option vests and becomes exercisable on a pro-rata daily basis over a 5-year term from the grant date. Portions of the option that are not vested and exercisable are subject to cancellation and termination provisions outlined within the stock option agreement. As of December 31, 2012, we recorded $0.3 million related to the vested portion of these options, included in "Other assets" and "Other accrued liabilities" in our Consolidated Balance Sheet.

ACDL's wholly-owned Vietnamese subsidiary, Ho Tram Project Company Limited ("HTP"), is currently constructing and developing the first phase of the first resort of the Ho Tram Strip complex of destination integrated resorts and this phase of the project is substantially complete. In 2008, ACDL received an Investment Certificate from the Government of Vietnam for the development of the Ho Tram Strip, which outlined deadlines to complete phases of the development. HTP obtained an Official Letter from the Provincial Government extending the deadline for developing the Ho Tram Strip under the Investment Certificate. HTP is currently in default of the deadlines set out in the Official Letter for completing the first phase of the first resort and golf course.

ACDL and HTP have applied to amend the Investment Certificate to incorporate the deadlines provided for in the Official Letter into the Investment Certificate and to extend further the deadlines for completing the first phase of the first resort and the golf course, which would, if approved, remedy the default. The amendment would, among other things, confirm the project's entitlement to operate prized games upon completion and opening of the first phase of the first resort as provided for in the Official Letter. The process to approve the amendment to the Investment Certificate has been slower than ACDL had expected and as of this filing, has not been approved.

While the Provincial Government has indicated its support for this amendment and ACDL expects the amendment to the Investment Certificate to be granted, there can be no assurance that it will be granted and, if so, as to the timing of such amendment. Additionally, delays in the establishment of regulatory protocols could delay the start of operation of the prized games.

ACDL has advised us that certain issues have arisen with respect to the funding of the first phase of the first resort. HTP is reliant upon a $175 million credit facility (the "HTP Credit Facility") from a syndicate of Vietnamese banks (the "HTP Lenders") to fund this first phase of the first resort of its Ho Tram Strip resort project. The HTP Lenders have suspended funding under the HTP Credit Facility until the amendment to the Investment Certificate has been granted. Through December 31, 2012, HTP had drawn approximately $83.7 million (unaudited) on the HTP Credit Facility.

HTP has expected, and continues to expect, to draw fully on the HTP Credit Facility to fund the first phase of the first resort. In addition, ACDL plans to obtain a working capital credit facility after a successful resolution of the pending amendment to the Investment Certificate.

ACDL has also advised us that based on revised projections of the working capital from the manager of the first resort, it is likely that it will be necessary for HTP to obtain additional capital beyond the previously disclosed $35 million yet-to-be-committed working capital facility. This would be required even assuming the resumption of funding under existing financing commitments from the HTP Lenders and the majority shareholder. The amount of additional working capital needs is still under review. If the HTP Lenders are not prepared to provide the $35 million working capital credit facility or if additional working capital is required, additional funding will have to be obtained. Given the uncertainties surrounding its Investment Certificate and its existing lending agreements, it is uncertain if HTP will be able to secure such working capital facility.

ACDL has been expecting to open the first phase of the MGM Grand Ho Tram Beach in the first quarter of 2013. While the application for the amendment is progressing through the government review and approval process, it is taking longer than expected and its approval is uncertain.

In light of the foregoing, we have concluded the carrying value of our investment has experienced a decline in value, and we have recorded an impairment of approximately $25 million as of December 31, 2012. To estimate fair value, we used a discounted cash flow analysis based on estimated future results of ACDL and market indicators of terminal year capitalization rates. Should the delay in obtaining the amendment to the Investment Certificate and the resumption of funding by the HTP Lenders continue for a prolonged period of time, additional write-downs of our investment in ACDL may be required.

Other Equity Method Investment: During 2012, we committed to invest $2.0 million in Farmworks, a land re-vitalization project in downtown St. Louis. We received credit for approximately $10.0 million towards our obligation to invest $50.0 million in St. Louis as a result of this transaction. This investment is accounted for under the equity method. As of December 31, 2012, we have invested $0.4 million, which is included in "Equity method investments" on our Consolidated Balance Sheets.

Retama Park Racetrack: On April 25, 2012, we entered into agreements to execute a series of transactions to acquire 75.5% of the equity of RPL, the owner of the racing license for Retama Park Racetrack. Under the terms of the agreements, we acquired certain bonds (the "RDC Bonds") and promissory notes (the "RDC Notes") issued by the Retama Development Corporation ("RDC") and a 50% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights") (collectively, the "Acquired Property") for cash consideration of $7.8 million. We also have provided a bridge loans and a supplemental promissory note totaling $2.9 million to RDC, included in "Other assets" in our Consolidated Balance Sheet at December 31, 2012.

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

In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRPLLC"), which is a reorganized limited liability company formerly known as RPL. The Company paid cash consideration of $15 million along with a contribution of a portion of the Acquired Property. In addition, the Company entered into a management contract with RDC to manage the day-to-day operations of Retama Park. In conjunction with the closing of the acquisition, RDC repaid the bridge loans and supplemental promissory note, along with all associated accrued interest, at the time of closing, totaling $2.9 million.

Heartland Poker Tour: On July 2, 2012, we closed on an agreement to purchase substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc., owners of the Heartland Poker Tour and other related assets and intellectual property, for total consideration of $4.6 million. The purchase was accounted for as a business combination. The purchase price for the assets of Federated Sports & Gaming Inc. and Federated Heartland, Inc. was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair values of the assets acquired recorded as goodwill. The allocation of fair value was finalized during the fourth quarter of 2012.

Other Investments: We have short-term investments in corporate bonds classified as held-to-maturity investments, as we have the positive intent and ability to hold these securities to maturity. At December 31, 2012, we hold $4.4 million in corporate bonds and $4.5 million in sales tax increment bonds issued through the City of Reno, included in "Held-to-maturity securities" and "Other Assets, net" in our Consolidated Balance Sheet. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

Ameristar Acquisition: In December 2012, we entered into a definitive agreement to acquire all the outstanding shares of Ameristar for $26.50 per share in cash, representing a total enterprise value of $2.8 billion. The acquisition is expected to close by the end of third quarter of 2013, subject to closing conditions and regulatory approvals.

Note 8—Discontinued Operations
Discontinued operations for December 31, 2012, 2011 and 2010 consist of our former Boomtown Reno operations, our Atlantic City operations, our former President Casino operations, our former Casino Magic Argentina operations, our former Casino Magic Biloxi operations and the former operations at The Casino at Emerald Bay in The Bahamas.

Boomtown Reno: In November 2011, we entered into a definitive agreement to sell our Boomtown Reno operations. On June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. Actual net cash proceeds in the sale totaled approximately $10.8 million, net of approximately $2.1 million in cash acquired by the casino-resort buyers in the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. In addition, Pinnacle continues to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.

Atlantic City: In the first quarter of 2010, we made the decision to sell our Atlantic City operation. Since that time, we actively marketed our operation, however, events and circumstances beyond our control extended the period to complete the sale of this operation beyond one year. During the fourth quarter of 2012, we entered into a definitive agreement to sell our land holdings in Atlantic City, New Jersey for total consideration of approximately $30.6 million, subject to a financing contingency. The transaction is expected to close by the end of the first quarter of 2013. During the second quarter of 2012, our Atlantic City land holdings, along with other related assets, were written down to net realizable value. As a result, we recorded an impairment of $6.9 million during the year ended December 31, 2012.

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

Casino Magic Biloxi: Casino Magic Biloxi closed after experiencing significant damage from Hurricane Katrina in 2005. In February 2010, we settled all remaining insurance claims in exchange for a final payment of approximately $23.4 million. Prior insurance advances that exceeded the book value of destroyed assets and certain insured expenses were recorded as a deferred gain of $18.3 million. As a result of this final settlement, we recognized this deferred gain in February 2010 in addition to the gain associated with the proceeds. We have no further outstanding insurance claims related to Hurricane Katrina. We expect no material continuing costs from this operation.

The Casino at Emerald Bay: The Casino at Emerald Bay in The Bahamas was closed during the first quarter of 2009. In February 2011, we completed the sale of the final asset, resulting in a gain of $0.1 million. We expect no continuing costs from this entity.

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Revenues	$18.9	$39.6	$69.2
Operating loss	(9.5)	(33.0)	(14.5)
Other non-operating income, net	0.1	0.1	41.6
Income (loss) before income taxes	(9.4)	(32.9)	27.1
Income tax benefit (expense)	0.2	0.2	(9.7)
Income (loss) from discontinued operations	$(9.2)	$(32.7)	$17.4

Net assets for entities and operations included in discontinued operations are summarized as follows:

	December 31,
	2012	2011
	(in millions)
Assets:
Property and equipment, net	$36.6	$54.4
Other assets, net	2.0	19.5
Total assets	$38.6	$73.9
Liabilities:
Total liabilities	$—	$2.9
Net assets	$38.6	$71.0

Note 9—Goodwill and Indefinite-lived Intangible Assets
Goodwill. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill is subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. We can elect to first assess qualitative factors to determine whether it is more likely than not that the reporting unit fair value is less than its carrying value. If we determine it is more likely than not that the reporting unit fair value is less than its carrying value, we utilize the two-step impairment test to identify any potential goodwill impairments and measure the amount of goodwill impairment to be recognized, if any.
There were no impairments to goodwill for the years ended December 31, 2012, 2011 or 2010. During 2012, we recorded goodwill totaling $2.6 million related to our acquisition of the Heartland Poker Tour. In January 2011, we recorded goodwill totaling $35.8 million related to the purchase of River Downs.

Our goodwill balance includes the following:

	Boomtown New Orleans	River Downs	Heartland Poker Tour	Total
	(in millions)
Original value	$16.8	$35.8	$2.6	$55.2
Accumulated impairment charges	—	—	—	—
Net book value at December 31, 2012	$16.8	$35.8	$2.6	$55.2
Indefinite-Lived Intangible Assets. Indefinite-lived intangible assets include gaming licenses and an Enhanced Gaming Right associated with the Retama Park Racetrack, which are reviewed for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. In 2012, we adopted new guidance that allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value is less than carrying value. If we determine it is more likely than not that the fair value is less than carrying value, we will calculated the fair value of the indefinite-lived intangible asset and perform a quantitative impairment test.
As a result of the cancellation of our planned Sugarcane Bay project, we surrendered the related gaming license to the Louisiana Gaming Control Board. In connection with this decision, we fully impaired our gaming license by $11.5 million during the second quarter of 2010, which amount comprises impairment of indefinite-lived intangible assets in the Consolidated Statements of Operations for the year ended December 31, 2010. There were no impairments to our indefinite-lived intangible assets for the years ended December 31, 2012 and 2011.

Our indefinite-lived intangible assets include the following:

	Boomtown Bossier City	L'Auberge Baton Rouge	Retama Park Racetrack	Heartland Poker Tour	Total
	(in millions)
Original value	$15.7	$23.9	$1.1	$0.2	$40.9
Accumulated impairment charges	(5.7)	(15.4)	—	—	(21.1)
Net book value at December 31, 2012	$10.0	$8.5	$1.1	$0.2	$19.8

Note 10—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries consist of the following:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Loss (gain) on disposal of assets, net	$(0.4)	$3.4	$2.6
Reserve on uncollectable loan receivable	1.7	—	—
Redevelopment contributions	10.2	—	—
Impairment of long-lived assets	0.3	0.4	0.6
Legal settlement expense (recoveries)	—	0.4	(6.5)
Write-downs, reserves and recoveries, net	$11.8	$4.2	$(3.3)

Loss (gain) on disposal of assets, net: We recorded a net gain of $0.4 million during 2012, which includes a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers. We received compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. The net gain was offset by disposals of slot and equipment at our properties in the normal course of business during the year ended December 31, 2012.

In 2011, we entered into an agreement with the Port of Lake Charles whereby we exchanged land parcels and received $2.5 million of rent credits on our L'Auberge Lake Charles lease payments, resulting in a total a $3.2 million gain. This gain was offset by a loss of $5.7 million equal to the carrying value of land donated to the City of Lake Charles. The remainder of the loss on disposal of assets for 2011 relates to the disposal of slot machines and other assets in the normal course of business. During 2010, we sold our corporate jet, two seaplanes, a warehouse, and disposed of various slot equipment at our properties resulting in our recognizing a net loss of $2.6 million.

Redevelopment contribution: In December 2012, we committed to donate cash and land to a series of not-for-profit initiatives and the City of St. Louis, which resulted in a charge of $10.2 million. The donations satisfy the Company's remaining $37 million commitment under our St. Louis redevelopment agreement.

Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports & Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012. In July 2012, we purchased the assets of FSG for total consideration of $4.6 million, of which $4.3 million was cash and $0.3 million was credit against a portion of the previously made loan, which amount is shown as a recovery during the year ended December 31, 2012.

Impairment of assets: During the year ended December 31, 2012, we recorded an impairment charge totaling $0.3 million, related to a decline in value on our gaming-zoned land in Central City, Colorado. The fair value of this land was determined using a sales comparison approach. In 2011, we incurred an impairment charge related to previously capitalized costs associated with projects that will not be pursued. In 2010, we incurred an impairment loss related to sales tax incremental bonds.

Legal settlement expense (recoveries): In 2011, we paid $0.4 million in regards to a legal settlement. In 2010, we received a $6.5 million legal settlement related to the recovery of legal fees.

Note 11—Commitments and Contingencies
Guaranteed Maximum Price Agreement for L'Auberge Baton Rouge: On April 5, 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $249 million, which amount is currently being negotiated. We are currently unable to determine the final guaranteed maximum price.
Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel ("Lumière Place"), we have a redevelopment agreement, which, among other things, commits us to oversee the investment of $50 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. Such investment can be made with partners and partner contributions and project debt financing, all of which count toward the $50 million investment commitment including previously made investments that satisfied the initial $13 million of the commitment. In December 2012, we entered into an amendment to the redevelopment agreement that committed us to donate cash and land to a series of not-for-profit initiatives and the City of St. Louis. These contributions fully satisfied the remaining obligation under the redevelopment agreement. In addition, we are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010.
Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority, which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375 million, pursuant to the agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, (b) a meeting room/event space with at least 10,000 square feet, and (c) a parking garage with a minimum of 1,600 parking spaces, which was completed and opened in November 2012. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event the second phase is not substantially complete by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages increases by $1.0 million, hence, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million. Our $82 million expansion project at River City that is currently underway is expected to fulfill the requirement to open the second phase.

Guaranteed Maximum Price Agreement for River Downs: In January 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the mobilization, demolition, site work and foundation work for River Downs. This agreement provides, among other things, that the contractor will complete the initial work for a total guaranteed maximum price of approximately $20 million.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties of $2.3 million, challenging the treatment of income and gain from certain asset sales outside of Indiana, which we reported on our Indiana state tax returns for the years 2000 through 2007. In March 2010, the Company timely filed a protest with the IDR requesting abatement of all tax, interest and penalties. In September 2010, a hearing was held with the IDR where the Company restated significant facts and positions, which the Company believed the field agent had not taken into consideration in issuing the assessment. On March 30, 2011, the IDR issued a letter of finding which denied all issues protested in the hearing, but sustained the Company's request to waive penalties.  In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. As of December 31, 2012, we continue to believe that we have adequately reserved for the potential outcome.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At December 31, 2012 and 2011, we had total self-insurance accruals of $16.5 million and $14.8 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Ameristar Lawsuit: On December 24, 2012, a putative shareholder class action lawsuit related to our proposed acquisition of Ameristar was filed in Nevada District Court for Clark County, captioned Joseph Grob v. Ameristar Casinos, Inc., et al. (the “Grob action”).  The complaint names Ameristar and members of Ameristar's Board of Directors (the “Ameristar Defendants”); and Pinnacle Entertainment, Inc., PNK Holdings, Inc., and PNK Development 32, Inc. as defendants (the “Pinnacle Defendants”).  The complaint generally alleges that the Board of Directors of Ameristar, aided and abetted by Ameristar and the Pinnacle Defendants, breached their fiduciary duties owed to Ameristar's shareholders in connection with Pinnacle's proposed acquisition of Ameristar.  The action includes claims for, among other things, an injunction halting the proposed acquisition of Ameristar by Pinnacle, and an award of costs and expenses to the putative plaintiff shareholder, including attorneys' fees. Thereafter, other plaintiffs filed additional complaints in the same court making essentially the same allegations and seeking similar relief to the Grob action.  On January 15, 2013, the court issued an order consolidating the actions, and any subsequently filed actions, into a single, consolidated action.  The action is still in the initial stages and there has been no discovery.  We believe that the allegations directed against us lack merit and intend to defend ourselves vigorously.

Other:  We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 12—Consolidating Condensed Financial Information

Our subsidiaries (excluding a subsidiary that owns a minority equity interest in ACDL; subsidiaries with approximately $37.8 million in cash and other assets as of December 31, 2012; and certain non-material subsidiaries) have fully, unconditionally, jointly and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations
For the year ended December 31, 2012
Revenues:
Gaming	$—	$1,042.5	$—	$—	$1,042.5
Food and beverage	—	74.6	—	—	74.6
Other	0.1	79.4	0.5	—	80.0
	0.1	1,196.5	0.5	—	1,197.1
Expenses:
Gaming	—	588.6	—	—	588.6
Food and beverage	—	64.5	—	—	64.5
General and administrative and other	29.8	256.6	2.8	—	289.2
Depreciation and amortization	3.3	112.2	0.2	—	115.7
Write downs, reserves, recoveries, net	0.3	9.8	1.7	—	11.8
	33.4	1,031.7	4.7	—	1,069.8
Operating income (loss)	(33.3)	164.8	(4.2)	—	127.3
Equity earnings of subsidiaries	111.2	—	—	(111.2)	—
Interest (expense) and non-operating income, net	(114.4)	12.1	8.6	—	(93.7)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(30.8)	—	(30.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(57.2)	176.9	(26.4)	(111.2)	(17.9)
Management fee and inter-company interest	30.1	(21.7)	(8.4)	—	—
Income tax expense	(4.7)	—	—	—	(4.7)
Income (loss) from continuing operations	(31.8)	155.2	(34.8)	(111.2)	(22.6)
Income (loss) from discontinued operations, net of taxes	—	(9.1)	(0.1)	—	(9.2)
Net income (loss)	$(31.8)	$146.1	$(34.9)	$(111.2)	$(31.8)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2011
Revenues:
Gaming	$—	$997.6	$—	$—	$997.6
Food and beverage	—	69.4	—	—	69.4
Other	0.1	74.1	—	—	74.2
	0.1	1,141.1	—	—	1,141.2
Expenses:
Gaming	—	575.3	—	—	575.3
Food and beverage	—	60.7	—	—	60.7
General and administrative and other	37.4	231.1	—	—	268.5
Depreciation and amortization	3.4	100.5	—	—	103.9
Write downs, reserves, recoveries and impairments	0.7	3.5	—	—	4.2
	41.5	971.1	—	—	1,012.6
Operating income (loss)	(41.4)	170.0	—	—	128.6
Equity earnings of subsidiaries	127.8	—	—	(127.8)	—
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.6)	—	(0.6)
Interest (expense) and non-operating income, net	(105.7)	7.0	3.4	—	(95.3)
Income (loss) from continuing operations before inter-company activity and income taxes	(19.5)	177.0	2.8	(127.8)	32.5
Management fee and inter-company interest	19.3	(15.9)	(3.4)	—	—
Income tax benefit	(2.3)	—	—	—	(2.3)
Income (loss) from continuing operations	(2.5)	161.1	(0.6)	(127.8)	30.2
Income from discontinued operations, net of taxes	—	(32.9)	0.2	—	(32.7)
Net income (loss)	$(2.5)	$128.2	$(0.4)	$(127.8)	$(2.5)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2010
Revenues:
Gaming	$—	$932.9	$—	$—	$932.9
Food and beverage	—	64.4	—	—	64.4
Other	0.4	60.9	—	—	61.3
	0.4	1,058.2	—	—	1,058.6
Expenses:
Gaming	—	541.1	—	—	541.1
Food and beverage	—	57.6	—	—	57.6
General and administrative and other	42.8	224.0	(0.6)	—	266.2
Depreciation and amortization	5.3	104.3	0.1	—	109.7
Write downs, reserves, recoveries and impairments	(5.9)	38.2	(0.5)	—	31.8
	42.2	965.2	(1.0)	—	1,006.4
Operating income (loss)	(41.8)	93.0	1.0	—	52.2
Equity earnings of subsidiaries	99.6	2.1	—	(101.7)	—
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)
Interest (expense) and non-operating income, net	(105.6)	2.8	—	—	(102.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(49.7)	97.9	1.0	(101.7)	(52.5)
Management fee and inter-company interest	14.6	(14.6)	—	—	—
Income tax benefit	11.7	—	—	—	11.7
Income (loss) from continuing operations	(23.4)	83.3	1.0	(101.7)	(40.8)
Income (loss) from discontinued operations, net of taxes	—	15.8	1.6	—	17.4
Net income (loss)	$(23.4)	$99.1	$2.6	$(101.7)	$(23.4)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2012
Current assets, excluding discontinued operations	$17.4	$106.3	$23.0	$—	$146.7
Property and equipment, net	21.7	1,672.8	1.5	—	1,696.0
Other non-current assets	47.4	74.5	14.4	—	136.3
Investment in subsidiaries	1,861.4	—	—	(1,861.4)	—
Equity method investment	—	—	91.4	—	91.4
Assets of discontinued operations held for sale	—	38.6	0.7	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0
Current liabilities, excluding discontinued operations	$50.9	$146.3	$0.6	$—	$197.8
Notes payable, long term	1,437.3	—	—	—	1,437.3
Other non-current liabilities	13.8	12.7	0.3	—	26.8
Liabilities of discontinued operations held for sale	—	—	—	—	—
Inter-company	—	—	1.2	(1.2)	—
Equity	447.1	1,733.2	128.9	(1,862.1)	447.1
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0

As of December 31, 2011
Current assets, excluding discontinued operations	$23.2	$78.6	$15.2	$—	$117.0
Property and equipment, net	20.3	1,494.2	0.5	—	1,515.0
Other non-current assets	58.5	88.4	—	—	146.9
Investment in subsidiaries	1,692.9	—	—	(1,692.9)	—
Equity method investment	—	—	97.8	—	97.8
Assets of discontinued operations held for sale	—	74.5	—	(0.6)	73.9
Inter-company	1.2	—	—	(1.2)	—
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6
Current liabilities, excluding discontinued operations	$38.8	$140.0	$0.3	$—	$179.1
Notes payable, long term	1,223.3	0.5	—	—	1,223.8
Other non-current liabilities	14.6	10.8	—	—	25.4
Liabilities of discontinued operations held for sale	—	2.9	—	—	2.9
Inter-company	—	—	1.2	(1.2)	—
Equity	519.4	1,581.5	112.0	(1,693.5)	519.4
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Cash Flows
For the year ended December 31, 2012
Cash provided by (used in) operating activities	$(140.0)	$277.7	$49.2	$—	$186.9
Capital expenditures and other	(8.5)	(252.2)	(41.4)	—	(302.1)
Cash provided by (used in) investing activities	(8.5)	(252.2)	(41.4)	—	(302.1)
Change in notes payable and other	136.7	—	—	—	136.7
Cash provided by financing activities	136.7	—	—	—	136.7
Increase (decrease) in cash and cash equivalents	(11.8)	25.5	7.8	—	21.5
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$5.5	$73.5	$22.8	$—	$101.8

For the year ended December 31, 2011
Cash provided by (used in) operating activities	$(95.0)	$190.4	$(0.1)	$36.5	$131.8
Capital expenditures and other	(11.1)	(184.0)	(98.2)	—	(293.3)
Cash provided by (used) in investing activities	(11.1)	(184.0)	(98.2)	—	(293.3)
Change in notes payable and other	46.4	—	36.5	(36.5)	46.4
Cash provided by (used in) financing activities	46.4	—	36.5	(36.5)	46.4
Increase (decrease) in cash and cash equivalents	(59.7)	6.4	(61.8)	—	(115.1)
Cash and cash equivalents, beginning of period	77.0	41.6	76.8	—	195.4
Cash and cash equivalents, end of period	$17.3	$48.0	$15.0	$—	$80.3

For the year ended December 31, 2010
Cash provided by (used in) operating activities	$(32.0)	$160.7	$(40.1)	$—	$88.6
Capital expenditures and other	(0.7)	(175.8)	45.9	—	(130.6)
Cash used in investing activities	(0.7)	(175.8)	45.9	—	(130.6)
Change in notes payable and other	108.2	—	—	—	108.2
Cash provided by (used in) financing activities	108.2	—	—	—	108.2
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash and cash equivalents	75.5	(15.1)	5.4	—	65.8
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$77.0	$41.6	$76.8	$—	$195.4

(a)	The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: ACE Gaming, LLC; AREP Boardwalk
Properties LLC; Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Casino One Corporation; Louisiana-I Gaming; Mitre Associates LLC; PNK (Baton Rouge) Partnership; PNK (Biloxi), LLC; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (ES), LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; PNK (STLH), LLC; PNK (ST. LOUIS RE), LLC; and PSW Properties LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude; a subsidiary that owns a minority interest in ACDL; a subsidiary with $3.9 million in cash and cash equivalents as of December 31, 2012; a subsidiary with approximately $4.4 million in total assets as of December 31, 2012; a subsidiary with $25.2 million in total assets as of December 31, 2012; a subsidiary with $4.3 million in total assets as of December 31, 2012; and certain non-material subsidiaries.

Note 13—Segment Information
We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Revenues and Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the years ended December 31, 2012, 2011 and 2010. Prior year amounts have been updated for discontinued operations.

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Revenues:
L’Auberge Lake Charles	$383.9	$375.4	$342.0
St. Louis (a)	393.5	382.0	337.1
Boomtown New Orleans	122.1	133.6	139.1
Belterra Casino Resort	156.3	154.8	152.1
Boomtown Bossier City	81.0	85.0	87.9
L'Auberge Baton Rouge	47.9	—	—
River Downs	11.7	10.3	—
Other	0.7	0.1	0.4
Total Revenue	$1,197.1	$1,141.2	$1,058.6
Adjusted EBITDA: (b)
L’Auberge Lake Charles	$115.5	$103.9	$92.9
St. Louis (a)	98.7	86.5	62.3
Boomtown New Orleans	38.0	44.9	43.9
Belterra Casino Resort	32.0	28.6	30.0
Boomtown Bossier City	18.3	18.8	20.2
L'Auberge Baton Rouge	4.9	—	—
River Downs	(1.6)	(2.2)	—
Other	(0.3)	—	—
	305.5	280.5	249.3
Corporate expenses (c)	(20.4)	(28.4)	(35.7)
Consolidated Adjusted EBITDA (b)	$285.1	$252.1	$213.6

Other income (expense):
Depreciation and amortization	(115.7)	(103.9)	(109.7)
Pre-opening and development costs	(21.6)	(8.8)	(13.6)
Non-cash share-based compensation	(8.7)	(6.6)	(6.1)
Impairment of indefinite-lived intangible assets	—	—	(11.5)
Impairment of development costs	—	—	(23.7)
Write-downs, reserves and recoveries, net	(11.8)	(4.2)	3.3
Net interest expense, net of capitalized interest	(93.7)	(95.3)	(102.9)
Loss from equity method investment	(30.8)	(0.6)	—
Loss on early extinguishment of debt	(20.7)	(0.2)	(1.9)
Income tax benefit (expense)	(4.7)	(2.3)	11.7
Income (loss) from continuing operations	$(22.6)	$30.2	$(40.8)

Capital expenditures
L'Auberge Lake Charles	$16.5	$20.0	$10.7
St. Louis (a)	40.3	13.8	77.9
Boomtown New Orleans	5.5	4.9	3.4
Belterra Casino Resort	3.6	3.2	8.6
Boomtown Bossier City	3.3	2.9	3.5
L’Auberge Baton Rouge	223.7	96.9	32.0
River Downs	2.1	0.1	—
Corporate and other	4.5	11.7	21.4
	$299.5	$153.5	$157.5

	December 31,
	2012	2011
	(in millions)
Assets:
L’Auberge Lake Charles	$319.6	$317.3
St. Louis (a)	748.0	752.0
Boomtown New Orleans	73.8	62.4
Belterra Casino Resort	173.0	180.0
Boomtown Bossier City	83.2	86.1
L'Auberge Baton Rouge	404.0	208.5
River Downs	42.7	45.5
Corporate and other	264.7	298.8
	$2,109.0	$1,950.6

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)
We define Consolidated Adjusted EBITDA as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense, income (loss) from equity method investments, loss on early extinguishment of debt, loss on sale of discontinued operations, discontinued operations and income taxes. We define Adjusted EBITDA for each segment as earnings before depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, interest income and expense and income taxes. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately; as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2012 and 2011:

	2012
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$301.6	$304.2	$298.3	$293.0
Operating income	11.9	33.0	38.8	43.5
Income (loss) from continuing operations	(42.0)	6.8	12.9	(0.3)
Loss from discontinued operations, net of taxes	(0.4)	(7.1)	(1.0)	(0.7)
Net income (loss)	$(42.4)	$(0.3)	$12.0	$(1.0)
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.71)	$0.11	$0.21	$(0.01)
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.12)	(0.02)	(0.01)
Net income (loss)—basic	$(0.72)	$(0.01)	$0.19	$(0.02)
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.71)	$0.10	$0.21	$(0.01)
Income (loss) from discontinued operations, net of taxes	(0.01)	(0.11)	(0.02)	(0.01)
Net income (loss)—diluted	$(0.72)	$(0.01)	$0.19	$(0.02)

	2011
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$275.8	$295.9	$289.4	$280.1
Operating income	37.1	37.5	22.0	32.1
Income (loss) from continuing operations	17.7	11.8	(5.2)	5.9
Income (loss) from discontinued operations, net of taxes	7.3	(12.6)	(23.9)	(3.6)
Net income (loss)	$25.0	$(0.8)	$(29.1)	$2.4
Per Share Data—Basic (a)
Income (loss) from continuing operations	$0.28	$0.19	$(0.08)	$0.10
Income (loss) from discontinued operations, net of taxes	0.12	(0.20)	(0.39)	(0.06)
Net income (loss)—basic	$0.40	$(0.01)	$(0.47)	$0.04
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$0.28	$0.19	$(0.08)	$0.10
Income (loss) from discontinued operations, net of taxes	0.12	(0.20)	(0.39)	(0.06)
Net income (loss)—diluted	$0.40	$(0.01)	$(0.47)	$0.04

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
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Ernst & Young LLP has issued an audit report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:
We have audited Pinnacle Entertainment, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pinnacle Entertainment Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Pinnacle Entertainment Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2013

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	112
All other schedules have been omitted for the reason that the required information is presented in the financial statements or notes thereto, the amounts involved are not significant or the schedules are not applicable.

3.Exhibits

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

2.1
Agreement and Plan of Merger, dated as of December 20, 2012, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 21, 2012. (SEC File No. 001-13641).

2.2
First Amendment to Agreement and Plan of Merger, dated as of February 1, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 1, 2013. (SEC File No. 001-13641).

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

Exhibit
Number	Description of Exhibit
4.10†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Executive), is hereby incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.11†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.12†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.13†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.14†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 4.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.15†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant) is hereby incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.16†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant) is hereby incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.17†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.18†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.19†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.20†
Stock Option Grant Notice and Stock Option Agreement (Stock Option Exchange Program), dated September 14, 2011, by and between Pinnacle Entertainment, Inc. and Daniel Boudreaux is hereby incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.21†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

4.22†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.23
Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.24
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

4.25
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.26
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.27
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.28*
Fifth Supplemental Indenture, dated as of August 1, 2012, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.29*
Sixth Supplemental Indenture, dated as of January 29, 2013, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

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

4.32
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

4.35*
Fourth Supplemental Indenture, dated as of August 1, 2012, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

Exhibit
Number	Description of Exhibit
4.36*
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.37
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.38
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.39
First Supplemental Indenture, dated as of July 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.40*
Second Supplemental Indenture, dated as of August 1, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.41*
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.42
Form of 7.75% Senior Subordinated Note due 2022 is incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.43
Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.  (SEC File No. 001-13641).

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

Exhibit
Number	Description of Exhibit
10.5
Waiver to Fourth Amended and Restated Credit Agreement, dated as of November 1, 2011, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2011. (SEC File No. 001-13641).

10.6
Consent Under Fourth Amended and Restated Credit Agreement, dated March 5, 2012, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

10.7
Incremental Facility Activation Notice and New Lender Supplement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., Barclays Bank, PLC, as the administrative agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.8
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

10.16†
Employment Agreement, dated April 5, 2012, between Pinnacle Entertainment, Inc. and John A. Godfrey is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2012. (SEC File No. 001-13641).

10.17†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.18†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.19†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.20†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.21†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011. (SEC File No. 001-13641).

10.22†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

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

10.26†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.27†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.28†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.29†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

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

10.46
Sixth Amendment to the Redevelopment Agreement dated January 30, 2012 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.47*	Seventh Amendment to the Redevelopment Agreement dated December 11, 2012 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.48
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.49
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.50
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.51
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

10.53
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.54
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.55
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.56
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.57
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

10.63
Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (Canada) LTD. is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. (SEC File No. 001-13641).

10.64
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

10.65
Amended and Restated Shareholders Agreement dated as of August 29, 2012 by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.a.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2012. (SEC File No. 001-13641).

10.66
First Amendment to the Amended and Restated Shareholders Agreement, dated as of September 28, 2012 by and among Asian Coast Development (Canada) Ltd., Harbinger II S.a.r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., PNK Development 18, LLC and PNK Development 31, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012. (SEC File No. 001-13641).

10.67
Second Amended and Restated Shareholders Agreement, dated as of December 6, 2012, by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.à.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.68
Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc. is hereby incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641)

10.69
Debt Commitment letter, dated December 20, 2012, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2012. (SEC File No. 001-13641).

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

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	March 1, 2013	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Date:	March 1, 2013
Anthony M. Sanfilippo
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Date:	March 1, 2013
Carlos A. Ruisanchez
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Stephen C. Comer	Date:	March 1, 2013
Stephen C. Comer
Director

By:	/s/ Richard J. Goeglein	Date:	March 1, 2013
Richard J. Goeglein
Director

By:	/s/ Bruce A. Leslie	Date:	March 1, 2013
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Date:	March 1, 2013
James L. Martineau
Director

By:	/s/ Desirée Rogers	Date:	March 1, 2013
Desirée Rogers
Director

By:	/s/ Jaynie Miller Studenmund	Date:	March 1, 2013
Jaynie Miller Studenmund
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2010, 2011 and 2012
(amounts in thousands)

	As of	2010		As of	2011		As of	2012		As of
Description	1/1/2010	Additions	Deductions	12/31/2010	Additions	Deductions	12/31/2011	Additions	Deductions	12/31/2012
Allowance for doubtful accounts	$4,353	$1,144	$(2,720)	$2,777	$2,908	$(967)	$4,718	$3,876	$(1,068)	$7,526

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
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

2.1
Agreement and Plan of Merger, dated as of December 20, 2012, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 21, 2012. (SEC File No. 001-13641).

2.2
First Amendment to Agreement and Plan of Merger, dated as of February 1, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 1, 2013. (SEC File No. 001-13641).

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

Exhibit
Number	Description of Exhibit
4.10†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Executive), is hereby incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.11†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.12†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.13†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.14†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 4.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.15†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant) is hereby incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.16†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant) is hereby incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.17†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.18†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.19†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.20†
Stock Option Grant Notice and Stock Option Agreement (Stock Option Exchange Program), dated September 14, 2011, by and between Pinnacle Entertainment, Inc. and Daniel Boudreaux is hereby incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.21†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

4.22†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.23
Indenture dated as of August 10, 2009, governing the 8.625% Senior Notes due 2017, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 13, 2009. (SEC File No. 001-13641).

4.24
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

4.25
Second Supplemental Indenture, dated as of January 26, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.26
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.27
Fourth Supplemental Indenture, dated as of January 28, 2011, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.28*
Fifth Supplemental Indenture, dated as of August 1, 2012, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.29*
Sixth Supplemental Indenture, dated as of January 29, 2013, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

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

4.32
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

4.35*
Fourth Supplemental Indenture, dated as of August 1, 2012, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

Exhibit
Number	Description of Exhibit
4.36*
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.37
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.38
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.39
First Supplemental Indenture, dated as of July 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.40*
Second Supplemental Indenture, dated as of August 1, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.41*
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.

4.42
Form of 7.75% Senior Subordinated Note due 2022 is incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.43
Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.  (SEC File No. 001-13641).

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

Exhibit
Number	Description of Exhibit
10.5
Waiver to Fourth Amended and Restated Credit Agreement, dated as of November 1, 2011, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2011. (SEC File No. 001-13641).

10.6
Consent Under Fourth Amended and Restated Credit Agreement, dated March 5, 2012, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

10.7
Incremental Facility Activation Notice and New Lender Supplement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., Barclays Bank, PLC, as the administrative agent is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.8
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

10.16†
Employment Agreement, dated April 5, 2012, between Pinnacle Entertainment, Inc. and John A. Godfrey is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 6, 2012. (SEC File No. 001-13641).

10.17†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.18†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.19†
Amended and Restated Employment Agreement dated December 22, 2008 between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (SEC File No. 001-13641).

10.20†
First Amendment to Amended and Restated Employment Agreement, dated September 23, 2010, between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 24, 2010. (SEC File No. 001-13641).

10.21†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011. (SEC File No. 001-13641).

10.22†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

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

10.26†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.27†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.28†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.29†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

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

10.46
Sixth Amendment to the Redevelopment Agreement dated January 30, 2012 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.47*	Seventh Amendment to the Redevelopment Agreement dated December 11, 2012 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.48
Lease and Development Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004. (SEC File No. 001-13641).

10.49
Letter Agreement dated as of August 12, 2004 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.50
Second Amendment to Lease and Development Agreement dated as of October 7, 2005 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (SEC File No. 001-13641).

10.51
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

10.53
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.54
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.55
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.56
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.57
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

10.63
Subscription Agreement, dated as of May 25, 2011, between PNK Development 18, LLC and Asian Coast Development (Canada) LTD. is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. (SEC File No. 001-13641).

10.64
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

10.65
Amended and Restated Shareholders Agreement dated as of August 29, 2012 by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.a.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2012. (SEC File No. 001-13641).

10.66
First Amendment to the Amended and Restated Shareholders Agreement, dated as of September 28, 2012 by and among Asian Coast Development (Canada) Ltd., Harbinger II S.a.r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., PNK Development 18, LLC and PNK Development 31, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012. (SEC File No. 001-13641).

10.67
Second Amended and Restated Shareholders Agreement, dated as of December 6, 2012, by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.à.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 12, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.68
Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc. is hereby incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641)

10.69
Debt Commitment letter, dated December 20, 2012, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2012. (SEC File No. 001-13641).

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

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i)Consolidated Balance Sheets,
(ii)Consolidated Statements of Operations,
(iii)Consolidated Statements of Changes in Stockholders' Equity,
(iv)Consolidated Statements of Cash Flows; and
(v)Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.