Form 10-Q
period 2013-03-31
PINNACLE ENTERTAINMENT INC.
filed 2013-05-10
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of the close of business on May 7, 2013, the number of outstanding shares of the registrant’s common stock was 58,381,813.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012	3
Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2013 and 2012	4
Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	5
Condensed Consolidated Statement of Changes in Stockholders' Equity	6
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Executive Summary	27
Results of Operations	28
Liquidity and Capital Resources	36
Contractual Obligations and Other Commitments	42
Critical Accounting Policies	42
Forward-Looking Statements	42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 6. Exhibits	48

Signature Page	50

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2013	2012
Revenues:
Gaming	$277,184	$259,662
Food and beverage	17,408	16,201
Lodging	7,974	8,522
Retail, entertainment and other	10,073	8,600
Total revenues	312,639	292,985
Expenses and other costs:
Gaming	156,209	142,839
Food and beverage	15,268	14,572
Lodging	4,890	4,365
Retail, entertainment and other	4,198	4,055
General and administrative	60,081	54,648
Depreciation and amortization	28,002	26,246
Pre-opening and development costs	7,561	2,758
Write-downs, reserves and recoveries, net	314	8
Total expenses and other costs	276,523	249,491
Operating income	36,116	43,494
Net interest expense, net of capitalized interest	(28,670)	(21,918)
Loss on early extinguishment of debt	—	(20,718)
Loss from equity method investments	(92,181)	(1,595)
Loss from continuing operations before income taxes	(84,735)	(737)
Income tax (expense) benefit	(611)	411
Loss from continuing operations	(85,346)	(326)
Loss from discontinued operations, net of income taxes	(45)	(683)
Net loss	$(85,391)	$(1,009)
Net loss per common share—basic
Loss from continuing operations	$(1.46)	$(0.01)
Loss from discontinued operations, net of income taxes	—	(0.01)
Net loss per common share—basic	$(1.46)	$(0.02)
Net loss per common share—diluted
Loss from continuing operations	$(1.46)	$(0.01)
Loss from discontinued operations, net of income taxes	—	(0.01)
Net loss per common share—diluted	$(1.46)	$(0.02)
Number of shares—basic	58,339	62,187
Number of shares—diluted	58,339	62,187
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2013	2012
Net loss	$(85,391)	$(1,009)
Post-retirement plan benefit obligation, net of income taxes	—	5
Comprehensive loss	$(85,391)	$(1,004)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,877	$101,792
Accounts receivable, net of allowance for doubtful accounts of $7,563 and $7,526	21,172	21,560
Inventories	6,559	6,728
Held-to-maturity securities	—	4,428
Prepaid expenses and other assets	10,339	12,179
Assets of discontinued operations held for sale	38,609	38,609
Total current assets	175,556	185,296
Restricted cash	5,667	5,667

Land, buildings, vessels and equipment, net	1,718,585	1,695,978
Goodwill	58,476	55,157
Equity method investments	424	91,424
Intangible assets, net	24,708	20,833
Other assets, net	63,825	54,639
Total assets	$2,047,241	$2,108,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,476	$33,234
Accrued interest	30,789	26,422
Accrued compensation	30,504	37,898
Accrued taxes	22,493	20,709
Other accrued liabilities	80,199	73,028
Deferred income taxes	3,011	3,210
Current portion of long-term debt	3,250	3,250
Total current liabilities	207,722	197,751
Long-term debt less current portion	1,436,740	1,437,251
Other long-term liabilities	22,842	23,382
Deferred income taxes	3,692	3,493
Total liabilities	1,670,996	1,661,877
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 58,381,813 and 58,206,813 shares outstanding, net of treasury shares	6,476	6,458
Additional paid in capital	1,056,902	1,053,919
Retained deficit	(627,570)	(542,179)
Accumulated other comprehensive income	9	9
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders' equity	364,727	447,117
Non-controlling interest	11,518	—
Total stockholders' equity	376,245	447,117
Total liabilities and stockholders' equity	$2,047,241	$2,108,994
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Attributable to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2013	58,207	$6,458	$1,053,919	$(542,179)	$9	$(71,090)	$447,117	$—	$447,117
Net loss	—	—	—	(85,391)	—	—	(85,391)	—	(85,391)
Non-controlling interest	—	—	—	—	—	—	—	12,429	12,429
Distribution to minority owner	—	—	—	—	—	—	—	(911)	(911)
Share-based compensation	—	—	1,944	—	—	—	1,944	—	1,944
Common stock issuance and option exercises	150	15	935	—	—	—	950	—	950
Share issuance	25	3	104	—	—	—	107	—	107
Balance as of March 31, 2013	58,382	$6,476	$1,056,902	$(627,570)	$9	$(71,090)	$364,727	$11,518	$376,245

See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(85,391)	$(1,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,002	26,252
Loss (gain) on disposal of assets	309	(1,993)
Loss from equity method investments	92,181	1,595
Loss on early extinguishment of debt	—	20,718
Reserve on uncollectible loan receivable	—	2,000
Impairment of buildings, vessels and equipment	151	—
Amortization of debt issuance costs and debt discounts	1,666	1,614
Share-based compensation expense	1,944	2,057
Changes in operating assets and liabilities:
Receivables, net	242	10,776
Prepaid expenses and other	2,315	2,042
Accounts payable, accrued expenses and other	(32)	(10,009)
Net cash provided by operating activities	41,387	54,043
Cash flows from investing activities:
Capital expenditures	(39,031)	(65,989)
Equity method investments, inclusive of capitalized interest	—	(2,530)
Purchase of held-to-maturity debt securities	(5,853)	—
Proceeds from matured investments	4,428	—
Proceeds from sale of property and equipment	202	3,647
Proceeds from non-refundable deposit	1,300	—
Loans receivable, net	(4,586)	(2,000)
Net cash used in investing activities	(43,540)	(66,872)
Cash flows from financing activities:
Proceeds from Credit Facility	—	47,500
Repayments under Credit Facility	—	(103,500)
Proceeds from issuance of long-term debt	—	646,750
Repayment of long-term debt	(813)	(389,090)
Proceeds from common stock options exercised	962	612
Distribution to non-controlling interest minority owner	(911)	—
Debt issuance and other financing costs	—	(12,737)
Net cash (used in) provided by financing activities	(762)	189,535
(Decrease) increase in cash and cash equivalents	(2,915)	176,706
Cash and cash equivalents at the beginning of the period	101,792	80,294
Cash and cash equivalents at the end of the period	$98,877	$257,000

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$22,720	$22,310
Cash payments related to income taxes, net	84	12
Increase in construction-related deposits and liabilities	7,273	11,746
See accompanying notes to the unaudited Condensed Consolidated Financial Statements

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate casinos located in Lake Charles, Baton Rouge, New Orleans and Bossier City, Louisiana (L’Auberge Lake Charles, L'Auberge Baton Rouge, Boomtown New Orleans and Boomtown Bossier City), St. Louis, Missouri (River City Casino and Lumière Place Casino and Hotels), and southeastern Indiana (Belterra Casino Resort). In addition, we own and operate a racetrack facility in Cincinnati, Ohio (River Downs), manage a racetrack facility in San Antonio, Texas (Retama Park Racetrack), and own and operate a live and televised poker tournament series (Heartland Poker Tour). We view each property as an operating segment, with the exception of our properties located in St. Louis, Missouri, which are aggregated into the “St. Louis” reporting segment and our racetrack related operations, which consist of River Downs and Retama Park Racetrack (which we manage). We also own a minority equity interest in Asian Coast Development (Canada), Ltd. ("ACDL"), a British Columbia corporation that is developing Vietnam's first integrated resort near Ho Chi Minh City. For further details, see Note 6, Investments and Acquisition Activities. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

In December 2012, we entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar Casinos Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt. Ameristar operates the following casinos: Ameristar Casino Resort Spa St. Charles; Ameristar Casino Hotel Kansas City; Ameristar Casino Hotel Council Bluffs; Ameristar Casino Resort Spa Black Hawk; Ameristar Casino Hotel Vicksburg; Ameristar Casino Hotel East Chicago; and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada.

We are acquiring Ameristar pursuant to an Agreement and Plan of Merger, dated December 20, 2012, as amended (the “Merger Agreement”), between, Pinnacle, PNK Holdings, Inc., a direct wholly-owned subsidiary of Pinnacle (“Holdco”), PNK Development 32, Inc., an indirect wholly-owned subsidiary of Pinnacle (“Merger Sub”), and Ameristar.

On April 2, 2013, at the request and expense of Pinnacle, Ameristar successfully completed the solicitation of consents from holders of the $1.04 billion outstanding principal amount of Ameristar's 7.5% Senior Notes due 2021 (the “Ameristar Notes”) for waivers of and amendments to certain provisions of the indenture governing the Ameristar Notes. The holders of the Ameristar Notes are entitled to receive a consent fee of $19.00 for each $1,000 in principal amount of the Ameristar Notes for which consents were validly delivered and unrevoked on or prior to April 2, 2013. We paid 50% of the consent fee, or $9.8 million in early April and the remaining 50.0% will be payable, if at all, promptly following the consummation of the Merger. Following this consent solicitation, we now expect to complete the Ameristar merger using a simplified structure, whereby Ameristar will merge with Pinnacle in a series of steps with Pinnacle being the surviving entity.

On April 25, 2013, the stockholders of Ameristar approved the Merger Agreement at a special meeting of stockholders.

We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1 billion, not including the refinanced and assumed indebtedness. We intend to fund the cash required in connection with the Merger largely with debt financing. In connection with the Merger, we entered into an amended and restated commitment letter, dated December 20, 2012, with several financial institutions, which have agreed to provide the debt financing commitments (the “Debt Financing Commitment”) that will fund collectively the consideration to be paid pursuant to the terms of the Merger Agreement, pay transaction fees and expenses, provide working capital and funds for general corporate purposes after the Merger and refinance the existing indebtedness of Pinnacle and Ameristar. As a result of the successful consent solicitation, we expect to execute a financing for the Ameristar merger to reflect the simplified structure described above.

The completion of the Merger is expected to close in the second or third quarter of 2013, subject to various conditions, including, among others, (i) obtaining approval of certain gaming regulators, and (ii) the termination or expiration of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger is not conditioned on Pinnacle obtaining the debt financing and if the Merger Agreement is terminated due to Pinnacle's inability to obtain adequate financing or obtain gaming regulatory approvals, then Pinnacle will be obligated under certain circumstances to pay Ameristar a reverse termination fee of $85.0 million.

In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRP"), the owner of the racing license for Retama Park Racetrack in San Antonio, Texas, and entered into a management contract with Retama Development Corporation ("RDC") to manage the day-to-day operations of Retama Park Racetrack. For further discussion, see Note 6, Investments and Acquisition Activities.

We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and include the related results of operations in discontinued operations. For further information, see Note 7, Discontinued Operations. Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

Principles of Consolidation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with the instructions for generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet as of:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
As of March 31, 2013	(in millions)
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—
As of December 31, 2012
Liabilities:
Deferred compensation	$1.0	$1.0	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of March 31, 2013	(in millions)
Assets:
Held-to-maturity securities	$15.9	$31.2	$—	$31.2	$—
Promissory notes	$9.0	15.9	$—	$15.9	$—
Liabilities:
Long-term debt	$1,440.0	$1,534.0	$—	$1,534.0	$—
As of December 31, 2012
Assets:
Held-to-maturity securities	$14.4	$14.4	$—	$14.4	$—
Promissory notes	$4.0	$4.0	$—	$4.0	$—
Liabilities:
Long-term debt	$1,440.5	$1,532.1	$—	$1,532.1	$—

The estimated fair value of our long-term held-to-maturity securities and long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair value of our long-term debt includes the fair value of our senior notes, senior subordinated notes and term loan using Level 2 inputs of observable market data on comparable debt instruments on or about March 31, 2013 and December 31, 2012.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $27.2 million at March 31, 2013 and December 31, 2012, respectively. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, vessels and equipment are included in the determination of income.

The following table presents a summary of our land, buildings, vessels and equipment:

	March 31, 2013	December 31, 2012
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$297.1	$291.9
Buildings, vessels and improvements	1,538.3	1,539.3
Furniture, fixtures and equipment	531.1	528.0
Construction in progress	84.2	47.9
Land, buildings, vessels and equipment, gross	$2,450.7	$2,407.1
Less: accumulated depreciation	(732.1)	(711.1)
Land, buildings, vessels and equipment, net	$1,718.6	$1,696.0

Equity Method Investments: We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the Condensed Consolidated Statement of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or intangible assets during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, we acquired $3.3 million of goodwill and a $5.0 million intangible asset related to our acquisition of PRP. For further discussion, see Note 6, Investments and Acquisition Activities.
The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At March 31, 2013 and December 31, 2012, we had accrued $13.1 million and $11.5 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended March 31,
	2013	2012
	(in millions)
Gaming taxes	$81.1	$76.6
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, respectively, they consist of the following:

	For the three months ended March 31,
	2013	2012
	(in millions)
Ameristar acquisition	$6.8	$—
Other	0.8	2.8
Total pre-opening and development costs	$7.6	$2.8

Earnings per Share: For the three months ended March 31, 2013 and 2012, we recorded net losses from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such periods and options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.2 million and 0.4 million for the three months ended March 31, 2013 and 2012, respectively.

Treasury stock: In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of shares of our Common Stock. The cost of the shares acquired is treated as a deduction from stockholders' equity. During the year ended December 31, 2012, we repurchased 4.4 million shares of common stock, and deducted $51.0 million from stockholders' equity. We suspended share repurchase activity late in 2012. The share repurchase authorization still remains in place.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. For the three months ended March 31, 2012, we reclassified $2.7 million in expenses included in "Food and beverage", "Lodging", "Retail, entertainment and other" and "General and administrative" in our unaudited Condensed Consolidated Statement of Operations to expenses included in "Gaming" in our unaudited Condensed Consolidated Statement of Operation as we believe these expenses are more closely associated with gaming activities. These reclassifications have no effect on previously reported operating income and net loss.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued new accounting guidance for testing indefinite-lived assets for impairment. The new guidance states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification ("ASC") Topic 350. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We adopted this guidance during the fourth quarter of 2012 and it did not have a significant impact on our Consolidated Financial Statements.

In February 2013, the FASB issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012, but early adoption is permitted. We adopted this guidance during the first quarter of 2013 and it did not have a material impact on our financial statements.

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

Note 2—Long-Term Debt
Long-term debt at March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012
	(in millions)
Senior Secured Credit Facility	$—	$—
Term Loan	319.0	319.7
7.75% Senior Subordinated Notes due 2022	325.0	325.0
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	446.0	445.8
	1,440.0	1,440.5
Less current maturities	(3.3)	(3.3)
	$1,436.7	$1,437.3
Senior Secured Credit Facility: In August 2011, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Facility") with a revolving credit commitment of $410 million, which matures in August 2016. As of March 31, 2013, we had no borrowings outstanding under the revolving credit facility, and had $8.1 million committed under letters of credit.

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

7.75% Senior Subordinated Notes due 2022: On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par with interest payable on April 1 and October 1 of each year. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318 million. We used all of the net proceeds of the 7.75% Notes offering and a portion of the net proceeds from the Term Loan to redeem all $385 million in aggregate principal amount of our then existing 7.50% Notes and to repay all $70 million in then outstanding revolving credit borrowings under the Credit Facility.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350 million in aggregate principal amount of 8.75% senior subordinated notes due 2020 ("8.75% Notes"). The 8.75% Notes were issued at par with interest payable on May 15th and November 15th of each year. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million.

8.625% Senior Notes due 2017: In August 2009, we issued $450 million in aggregate principal amount of 8.625% senior unsecured notes due 2017 ("8.625% Notes"). The 8.625% Notes were issued at a price of 98.597% of par, to yield 8.875% to maturity, with interest payable on August 1st and February 1st of each year. Net of the original issue discount, initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $434 million.

Loss on early extinguishment of debt: In March 2012, we redeemed all $385 million in aggregate principal amount of our 7.50% Notes, of which we held $10 million. Holders were paid an aggregate of approximately $407 million, representing 103.75% of par, plus accrued and unpaid interest. During the three months ended March 31, 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% Notes. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original issuance discount costs.
Net interest expense, net of capitalized interest was as follows:

	For the three months ended March 31,
	2013	2012
	(in millions)
Interest expense	$29.2	$27.4
Interest income	(0.1)	(0.1)
Capitalized interest	(0.4)	(5.4)
Total net interest expense, net of capitalized interest	$28.7	$21.9

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest decreased in 2013 as compared to 2012 due to L'Auberge Casino and Hotel Baton Rouge construction prior to the September 2012 opening, and our investment in ACDL. During 2012, we capitalized interest on our investment in ACDL, as ACDL had not completed construction of phase one of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. Construction of phase one of this development was substantially completed in the first quarter of 2013 and we have now ceased capitalization of interest on our investment.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three months ended March 31, 2013 was 0.7%, or an expense of $0.6 million, as compared to an effective tax rate of 55.8%, or a benefit of $0.4 million, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance adjustment against a portion of our deferred tax assets, and a reserve for unrecognized tax benefits. A substantial portion of our tax provision represents state taxes in the jurisdiction of Indiana and Louisiana where we have no valuation allowance. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to $4.0 million during the next twelve months.

We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2011 and state income tax examinations for tax years prior to 2000. In 2012, our federal tax return was examined by the Internal Revenue Service for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that had an immaterial impact on our 2012 income tax expense.

Note 4—Employee Benefit Plans
Share-based Compensation: As of March 31, 2013, we had approximately 5.8 million share-based awards outstanding, approximately 0.3 million of which were restricted stock units and other share based awards, and the rest of which were common stock options. In addition, we had approximately 2.3 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2013	2012
	(in millions)
Share-based compensation expense	$1.8	$2.0

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2013	5,519,345	$11.78
Granted	67,000	$15.58
Exercised	(96,159)	$9.98
Canceled, Forfeited	(44,550)	$12.94
Options outstanding at March 31, 2013	5,445,636	$11.85
Options exercisable at March 31, 2013	2,780,461	$12.68
Expected to vest after March 31, 2013	2,019,114	$10.99

The unamortized compensation costs not yet expensed related to stock options totaled approximately $13.0 million at March 31, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $1.0 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The associated shares were newly issued common stock.

The following information is provided for our stock options:

	For the three months ended March 31,
	2013	2012
Weighted-average grant date fair value	$7.82	$5.67
Non-vested Shares: The following table summarizes information related to our non-vested shares, which includes restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2013	220,537	$11.33
Granted	128,092	$14.34
Vested	(31,431)	$13.56
Canceled, Forfeited	—	$—
Unvested shares at March 31, 2013	317,198	$12.33

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $3.4 million at March 31, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2013	2012
	(in millions)
Loss (gain) on disposal of assets	$0.3	$(2.0)
Reserve on uncollectable loan receivable	—	2.0
Gain on collection of loan receivables	(0.2)	—
Impairment of assets	0.2	—
Write-downs, reserves and recoveries, net	$0.3	$—
Loss (gain) on disposal of assets: We recorded a loss of $0.3 million during the three months ended March 31, 2013, related to the disposal of slot and other equipment at our properties in the normal course of business. During the three months ended March 31, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. The gain was offset by losses on disposals of slot and other equipment and write-off of design fees in the normal course of business.
Reserve on uncollectable loan receivables: In January 2012, we made a $2.0 million loan to Federated Sports & Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012.
Gain on collection of loan receivables: During the first quarter of 2013, we recorded a net gain totaling $0.2 million related to collections on outstanding loan receivables over aggregate carrying values.
Impairment of assets: During the first quarter of 2013, we recorded an impairment charge totaling $0.2 million related to a decline in value of slot equipment removed from the casino floor.

Note 6—Investments and Acquisition Activities

ACDL Investment: In August 2011, through a wholly-owned subsidiary, we invested $95 million in ACDL in exchange for a minority ownership interest, which is accounted for under the equity method, and the right to manage a future resort to be built in Vietnam. Including this original investment and through various capital raising transactions since then, we have invested a total of approximately $111.8 million and currently hold approximately a 25% equity interest, assuming conversion of all preferred stock, exercise of all warrants and exercise of certain options. Entities affiliated with Harbinger Capital Partners are the majority shareholders of ACDL. Because the financial statements of ACDL are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one-quarter lag.

ACDL is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts and residential developments in southern Vietnam. The Ho Tram Strip project is located approximately 80 miles southeast of Ho Chi Minh City. The first phase of the Ho Tram Strip is to feature 541 luxury guestrooms and suites, a full spectrum of world-class restaurants and amenities, VIP accommodations, a conference center, golf course, and an entertainment area featuring 90 live table games and 500 electronic games. The second integrated resort of the Ho Tram Strip, for which we have secured a management agreement, will be jointly developed by ACDL and us, and owned by ACDL. We expect that the second integrated resort, which would be branded as a distinct premium resort, would be similar in project scope to the first phase of the first resort described above.

ACDL's wholly-owned Vietnamese subsidiary, Ho Tram Project Company Limited (“HTP”), is currently constructing and developing the series of resorts of the Ho Tram Strip, and the first phase of the project is substantially complete, except for the golf course. As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision making of ACDL is limited. Since our initial investment, we invested an additional $16.8 million in ACDL as part of additional capital raises of approximately $66.5 million. In addition to this capital raise, ACDL completed an additional $30 million capital raise of debt and warrants in December 2012 with the majority shareholder. We did not participate in this capital raise, and our ownership was diluted. We retain an option to participate in our pro-rata share of the $30 million capital raise, which would offset our dilution from that capital raise if exercised.

In August 2012, we entered into a stock option agreement with ACDL. Under the terms of the stock option agreement, we were granted an option to purchase common shares of ACDL at a predetermined exercise price. The option granted by ACDL was made to support certain administrative services we would render to ACDL under a yet-to-be negotiated services agreement. The option vests and becomes exercisable on a pro-rata daily basis over a 5-year term from the grant date. Portions of the option that are not vested and exercisable are subject to cancellation and termination provisions outlined within the stock option agreement.

In 2008, ACDL received an Investment Certificate from the Government of Vietnam for the development of the Ho Tram Strip, which outlined deadlines to complete phases of the development, and some of these deadlines were not met. The Investment Certificate allows for, among other things, large scale hotel complexes with a casino amenity in the resort. HTP obtained an Official Letter from the Provincial Government extending the deadline for developing the Ho Tram Strip under the Investment Certificate. However, this Official Letter did not constitute an amendment to the Investment Certificate.

In October 2012, HTP's lenders, a consortium of Vietnamese banks, suspended funding under a $175 million credit facility at least in part due to lack of an amendment to the Investment Certificate. As of December 31, 2012, approximately $83.7 million was drawn under the HTP's credit facility. The remaining funds under this facility, together with additional funding from outside sources, is needed to complete and open the first phase of the first resort.

MGM Hospitality International Holdings Limited (“MGM”) was providing and agreed to provide pre-opening services and to manage the first integrated resort of the Ho Tram Strip under a management agreement, dated November 17, 2008, between MGM and HTP. On March 4, 2013, MGM provided notice that it was exercising its right to terminate the management agreement as a result of the failure to achieve certain pre-opening milestones before March 1, 2013, including receipt of the amendment to the Investment Certificate. The first integrated resort has been substantially completed and has been branded with the MGM brand. MGM and the MGM brand are highly regarded in Asia for gaming resorts and were important components of the project.

In April 2013, the anticipated amendment to the Investment Certificate was granted, which extends further the deadlines for completing the first phase of the first resort and the golf course. Among other things, the amendment confirms the project's entitlement to operate prized games upon completion and opening of the first phase of the first resort. The amended Investment Certificate provides that the full gaming entitlement of the first and second gaming resorts is subject to the completion of certain phases of the overall project by certain deadlines. If those deadlines are not met, the gaming entitlement could be significantly scaled back.

It is uncertain whether HTP's lenders will resume full funding to the project despite the fact that the amendment to the Investment Certificate was granted. The failure to receive the amendment to the Investment Certificate or to resolve other regulatory matters that delayed the opening of the first phase of the first resort beyond the first quarter of 2013, as originally expected, led, in part, to MGM's decision to terminate the management agreement. It is currently uncertain whether HTP will open the first resort under HTP management or with a third party contractor, or when such opening may occur. Additional costs will be incurred to rebrand the first resort given MGM's departure, which costs are unbudgeted.

During the fourth quarter of 2012, we concluded that the carrying value of our investment in ACDL experienced a decline in value, and we, therefore, recorded an impairment of approximately $25 million as of December 31, 2012. To estimate fair value, we used a discounted cash flow analysis based on estimated future results of ACDL and market indicators of terminal year capitalization rates. Since the beginning of March 2013, certain events have occurred with respect to our investment in ACDL, including, but not limited to, the termination of MGM's management agreement and the related issue of determining the manner in which the property will be opened and operated, further governmental and regulatory approvals needed for the project, the uncertainty of the lenders resuming full funding of the project, and additional capital needs of ACDL. The amendment to the Investment Certificate includes deadlines, which if not met, may result in a reduction of allowed gaming positions. As a result, we recorded an other-than-temporary impairment of approximately $92.2 million, impairing the remaining asset carrying value of our investment in ACDL. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future ACDL net income, if any, equals the share of ACDL net losses not recognized during the period the equity method was suspended.

Equity Method Investment: During the first quarter of 2012, we committed to invest $2.0 million in Farmworks, a land re-utilization project in downtown St. Louis. As of March 31, 2013, we have invested $0.4 million included in "Equity method investment" in our unaudited Condensed Consolidated Balance Sheet. We received credit for approximately $10.0 million towards our obligation to invest $50.0 million in St. Louis as a result of this transaction. This investment is accounted for under the equity method.

Retama Park Racetrack: On April 25, 2012, we acquired certain bonds (the "RDC Bonds") and promissory notes (the "RDC Notes") issued by the Retama Development Corporation ("RDC") and a 50% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights" and together with the RDC Bonds and RDC Notes, the "Acquired Property") for cash consideration of $7.8 million. On January 29, 2013, we acquired 75.5% of the equity of PRP through a contribution of a majority of the Acquired Property, cash consideration of $16.7 million, and commitments to future capital funding up to $2.0 million annually over the next five years. Cash consideration in the transaction was used primarily to refinance existing RDC indebtedness and to provide RDC working capital.

The acquisition of 75.5% of the equity of PRP was accounted for as a business combination. The purchase price for the equity of PRP was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair value of the assets acquired recorded as goodwill. The provisional purchase price allocation includes goodwill of $3.3 million and other intangibles of $5.0 million. The allocation of fair value is preliminary and may be adjusted up to one year after the acquisition date.

As of March 31, 2013, we held $9.0 million in promissory notes issued by RDC, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet, which have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. Uncertainty exists as to RDC's ability to make these interest payments, therefore we have not recorded accrued interest on these promissory notes.

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

Investments Securities: As of March 31, 2013, we held, at amortized cost, $4.5 million in sales tax increment bonds, with long-term contractual maturities, issued through the City of Reno, Nevada, and $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

Note 7—Discontinued Operations
Discontinued operations for March 31, 2013 consist primarily of land from our former Boomtown Reno operations and our Atlantic City operations. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 1 and 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.
Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. Actual net cash proceeds in the sale, at closing, total approximately $10.8 million, net of approximately $2.1 million in cash acquired by the casino-resort buyers in the sale. In March 2013, we agreed to a final working capital adjustment with the casino-resort buyer in which we received an additional $0.5 million in cash proceeds towards the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of our membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. In addition, Pinnacle continues to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.
Atlantic City: During the first quarter of 2013, we entered into an amended definitive agreement to sell our land holdings in Atlantic City, New Jersey for total consideration of approximately $30.6 million, subject to a financing contingency. In connection with the agreement to sell our land holdings, we received a non-refundable deposit from the buyer. The transaction is expected to close by the end of the third quarter of 2013.

Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended March 31,
	2013	2012
	(in millions)
Revenues	$0.2	$8.5
Operating loss	$—	$(0.8)
Income tax benefit	—	0.1
Loss from discontinued operations, net of income taxes	$—	$(0.7)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Assets:
Land	$36.6	$36.6
Other assets, net	2.0	2.0
Total assets	$38.6	$38.6
Liabilities:
Total liabilities	$—	$—
Net assets	$38.6	$38.6

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: In April 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provides that the contractor will complete the construction of the casino for the total guaranteed maximum price of approximately $249.0 million. In May 2013, we entered into a settlement agreement with the general contractor, which among other things increased the total guaranteed maximum price by approximately $9.0 million, including all change orders, for a total of $258.0 million.

Redevelopment Agreement: In connection with our Lumière Place Casino and Hotel, we have a redevelopment agreement which, among other things, committed us to oversee the investment of $50.0 million in residential housing, retail or mixed-use developments in the City of St. Louis within five years of the opening of Lumière Place. In December 2012, we entered into an amendment to the redevelopment agreement that committed us to donate cash and land to series of not-for-profit initiatives and the City of St. Louis. These contributions fully satisfied the remaining obligation under the redevelopment agreement. In addition, we are also obligated to pay an annual fee of $1.0 million to the City of St. Louis, which obligation began after our River City Casino opened in March 2010.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375 million, pursuant to the lease and development agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75.0 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, (b) a meeting room/event space with at least 10,000 square feet, and (c) a parking garage with a minimum of 1,600 parking spaces, which was completed and opened in November 2012. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event that the second phase is not substantially completed by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages ($2 million) increases by $1.0 million, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million. Our $82.0 million expansion project at River City, which is expected to be completed in the fall of 2013, is expected to fulfill this commitment without penalty.

Guaranteed Maximum Price Agreement for River Downs: In January 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the mobilization, demolition, site work and foundation work for River Downs. This agreement provides, among other things, that the contractor will complete the initial work for a total guaranteed maximum price of approximately $20.2 million.

Guaranteed Maximum Price Agreement for Boomtown New Orleans: In February 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of a 150-guestroom hotel tower at our Boomtown New Orleans property for a total guaranteed maximum price of approximately $14.2 million.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At March 31, 2013 and December 31, 2012, we had total self-insurance accruals of $17.6 million and $16.5 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

Ameristar Lawsuit: On December 24, 2012, a putative stockholder class action lawsuit related to our proposed acquisition of Ameristar was filed in Nevada District Court for Clark County, captioned Joseph Grob v. Ameristar Casinos, Inc., et al. (the “Grob action”). The complaint names Ameristar and members of Ameristar's Board of Directors (the “Ameristar Defendants”); and Pinnacle Entertainment, Inc., PNK Holdings, Inc., and PNK Development 32, Inc. as defendants (the “Pinnacle Defendants”). The complaint generally alleges that the Board of Directors of Ameristar, aided and abetted by Ameristar and the Pinnacle Defendants, breached their fiduciary duties owed to Ameristar's stockholder in connection with Pinnacle's proposed acquisition of Ameristar. The action includes claims for, among other things, an injunction halting the proposed acquisition of Ameristar by Pinnacle, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. Thereafter, other plaintiffs filed additional complaints in the same court making essentially the same allegations and seeking similar relief to the Grob action. On January 15, 2013, the court issued an order consolidating the actions, and any subsequently filed actions, into a single, consolidated action. On April 16, 2013, the Nevada District Court heard plaintiffs' motion for a preliminary injunction and denied plaintiffs' request. On April 25, 2013, the stockholders of Ameristar approved the Merger Agreement at a special meeting of stockholders. We believe that the allegations directed against us lack merit and intend to defend ourselves vigorously.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $47.0 million in cash and other assets as of March 31, 2013, which represent a subsidiary that owns a minority equity interest in ACDL; a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack; and certain non-material subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2013
Statement of Operations
Revenues:
Gaming	$—	$277.2	$—	$—	$277.2
Food and beverage	—	17.4	—	—	17.4
Other	—	18.0	—	—	18.0
	—	312.6	—	—	312.6
Expenses:
Gaming	—	156.2	—	—	156.2
Food and beverage	—	15.3	—	—	15.3
General and administrative and other	13.4	63.1	0.2	—	76.7
Depreciation and amortization	1.6	26.4	—	—	28.0
Write-downs, reserves and recoveries	—	0.5	(0.2)	—	0.3
	15.0	261.5	—	—	276.5
Operating income (loss)	(15.0)	51.1	—	—	36.1
Equity earnings of subsidiaries	(43.5)	—	—	43.5	—
Interest expense and non-operating income, net	(29.0)	0.3	—	—	(28.7)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(87.5)	51.4	(92.2)	43.5	(84.8)
Management fee & inter-company interest	2.7	(2.7)	—	—	—
Income tax expense	(0.6)	—	—	—	(0.6)
Income (loss) from continuing operations	(85.4)	48.7	(92.2)	43.5	(85.4)
Loss from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	$(85.4)	$48.7	$(92.2)	$43.5	$(85.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2012
Statement of Operations
Revenues:
Gaming	$—	$259.7	$—	$—	$259.7
Food and beverage	—	16.2	—	—	16.2
Other	—	17.1	—	—	17.1
	—	293.0	—	—	293.0
Expenses:
Gaming	—	142.8	—	—	142.8
Food and beverage	—	14.6	—	—	14.6
General and administrative and other	7.6	58.3	—	—	65.9
Depreciation and amortization	0.7	25.5	—	—	26.2
Write-downs, reserves and recoveries	—	(2.0)	2.0	—	—
	8.3	239.2	2.0	—	249.5
Operating income (loss)	(8.3)	53.8	(2.0)	—	43.5
Equity earnings of subsidiaries	47.1	—	—	(47.1)	—
Interest expense and non-operating income, net	(27.3)	3.3	2.1	—	(21.9)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(1.6)	—	(1.6)
Income (loss) from continuing operations before inter-company activity and income taxes	(9.2)	57.1	(1.5)	(47.1)	(0.7)
Management fee & inter-company interest	7.8	(5.7)	(2.1)	—	—
Income tax expense	0.4	—	—	—	0.4
Income (loss) from continuing operations	(1.0)	51.4	(3.6)	(47.1)	(0.3)
Loss from discontinued operations, net of taxes	—	(0.7)	—	—	(0.7)
Net income (loss)	$(1.0)	$50.7	$(3.6)	$(47.1)	$(1.0)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of March 31, 2013
Balance Sheet
Current assets	$20.1	$105.1	$11.7	$—	$136.9
Property and equipment, net	21.3	1,691.1	6.2	—	1,718.6
Other non-current assets	46.4	78.3	28.0	—	152.7
Investment in subsidiaries	1,783.5	—	—	(1,783.5)	—
Equity method investment	—	—	0.4	—	0.4
Assets of discontinued operations held for sale	—	38.6	0.7	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
	$1,872.5	$1,913.1	$47.0	$(1,785.4)	$2,047.2
Current liabilities	$57.2	$149.2	$1.3	$—	$207.7
Long-term debt (including current portion)	1,436.7	—	—	—	1,436.7
Other non-current liabilities	13.9	12.7	—	—	26.6
Inter-company	—	—	1.2	(1.2)	—
Total Pinnacle stockholders' equity	364.7	1,751.2	33.0	(1,784.2)	364.7
Non-controlling interest	—	—	11.5	—	11.5
Total equity	$364.7	$1,751.2	$44.5	$(1,784.2)	$376.2

	$1,872.5	$1,913.1	$47.0	$(1,785.4)	$2,047.2
As of December 31, 2012
Balance Sheet
Current assets	$17.4	$106.3	$23.0	$—	$146.7
Property and equipment, net	21.7	1,672.8	1.5	—	1,696.0
Other non-current assets	47.4	74.5	14.4	—	136.3
Investment in subsidiaries	1,861.4	—	—	(1,861.4)	—
Equity method investment	—	—	91.4	—	91.4
Assets of discontinued operations held for sale	—	38.6	0.7	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0
Current liabilities	$50.9	$146.3	$0.6	$—	$197.8
Long-term debt	1,437.3	—	—	—	1,437.3
Other non-current liabilities	13.8	12.7	0.3	—	26.8
Liabilities of discontinued operations held for sale	—	—	—	—	—
Inter-company	—	—	1.2	(1.2)	—
Total equity	447.1	1,733.2	128.9	(1,862.1)	447.1
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2013
Statement of Cash Flows
Cash provided by operating activities	$8.4	$32.9	$0.1	$—	$41.4
Capital expenditures and other	3.3	(35.5)	(11.3)	—	(43.5)
Cash used in investing activities	3.3	(35.5)	(11.3)	—	(43.5)
Change in notes payable and other	(0.8)	—	—	—	(0.8)
Cash used in financing activities	(0.8)	—	—	—	(0.8)
Increase (decrease) in cash and cash equivalents	10.9	(2.6)	(11.2)	—	(2.9)
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$16.4	$70.9	$11.6	$—	$98.9

For the three months ended March 31, 2012
Statement of Cash Flows
Cash provided by (used in) operating activities	$(29.0)	$70.4	$12.6	$—	$54.0
Capital expenditure and other	(2.3)	(60.1)	(4.5)	—	(66.9)
Cash used in investing activities	(2.3)	(60.1)	(4.5)	—	(66.9)
Change in notes payable	189.6	—	—	—	189.6
Cash provided by financing activities	189.6	—	—	—	189.6
Increase (decrease) in cash and cash equivalents	158.3	10.3	8.1	—	176.7
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$175.6	$58.3	$23.1	$—	$257.0
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

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude: subsidiaries with approximately $47.0 million in cash and other assets, which represent a subsidiary that owns a minority interest in ACDL; a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack; and certain non-material subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to loss from continuing operations for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31,
	2013	2012
	(in millions)
Revenues:
L'Auberge Lake Charles	$90.3	$96.9
St. Louis (a)	96.2	100.4
Boomtown New Orleans	30.9	32.9
Belterra Casino Resort	34.9	38.3
Boomtown Bossier City	21.0	22.6
L'Auberge Baton Rouge	36.7	—
Racetrack (b)	2.4	1.9
Other	0.2	—
Total Revenue	$312.6	$293.0
Adjusted EBITDA (c):
L'Auberge Lake Charles	$26.9	$29.7
St. Louis (a)	25.0	25.7
Boomtown New Orleans	10.3	11.0
Belterra Casino Resort	6.4	8.0
Boomtown Bossier City	5.4	5.9
L'Auberge Baton Rouge	5.1	—
Racetrack (b)	(0.2)	(0.4)
Other	—	—
	78.9	79.9
Corporate expenses (d)	(5.0)	(5.4)
Consolidated Adjusted EBITDA (c)	73.9	74.5
Other benefits (costs):
Depreciation and amortization	(28.0)	(26.2)
Pre-opening and development costs	(7.6)	(2.8)
Non-cash share-based compensation expense	(1.8)	(2.0)
Write-downs, reserves and recoveries, net	(0.3)	—
Net interest expense, net of capitalized interest	(28.7)	(21.9)
Loss from equity method investment	(92.2)	(1.6)
Loss on early extinguishment of debt	—	(20.7)
Income tax (expense) benefit	(0.6)	0.4
Loss from continuing operations	$(85.3)	$(0.3)

	For the three months ended March 31,
	2013	2012
	(in millions)
Capital expenditures:
L'Auberge Lake Charles	$9.7	$2.8
St. Louis (a)	16.5	4.2
Boomtown New Orleans	0.8	1.1
Belterra Casino Resort	2.7	0.1
Boomtown Bossier City	1.2	0.8
L'Auberge Baton Rouge	1.2	54.5
Racetrack (b)	4.4	0.1
Corporate and other, including development projects and discontinued operations	2.5	2.4
	$39.0	$66.0

	March 31, 2013	December 31, 2012
	(in millions)
Assets
L'Auberge Lake Charles	$320.3	$319.6
St. Louis (a)	769.1	748.0
Boomtown New Orleans	74.2	73.8
Belterra Casino Resort	167.6	173.0
Boomtown Bossier City	83.4	83.2
L'Auberge Baton Rouge	398.2	404.0
Racetrack (b)	48.5	42.7
Corporate and other, including development projects and discontinued operations	185.9	264.7
	$2,047.2	$2,109.0

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)	Our Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs.

(c)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(d)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City; and Louisiana; L'Auberge Baton Rouge in Baton Rouge, Louisiana. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio, manage a racetrack facility, Retama Park Racetrack, in San Antonio, Texas, and own and operate a live and televised poker tournament series, Heartland Poker Tour. We also own a minority equity interest in Asian Coast Development (Canada) Ltd. ("ACDL"), a British Columbia corporation, that is developing Vietnam's first integrated resort near Ho Chi Minh City.

In December 2012, we entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar Casinos Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt. Ameristar owns and operates eight casino properties in seven markets. Ameristar's portfolio of casinos consists of the following: Ameristar Casino Resort Spa St. Charles; Ameristar Casino Hotel Kansas City; Ameristar Casino Hotel Council Bluffs; Ameristar Casino Resort Spa Black Hawk; Ameristar Casino Hotel Vicksburg; Ameristar Casino Hotel East Chicago; and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada. Subject to the satisfaction or waiver of conditions in the Agreement and Plan to Merger, dated December 20, 2012, as amended (the "Merger Agreement"), we expect our acquisition of Ameristar pursuant to the Merger Agreement (the "Merger") to close in the second or third quarter of 2013.

In April 2012, we entered into agreements to execute a series of transactions that would result in us ultimately acquiring 75.5% of the equity of Retama Partners, Ltd. ("RPL"), the owner of the racing license for Retama Park Racetrack in San Antonio, Texas. In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRP"), which is a reorganized limited liability company formerly known as RPL, and entered into a management contract with Retama Development Corporation ("RDC") to manage the day-to-day operations of Retama Park Racetrack.

We operate casino properties, all of which include gaming and dining facilities, and some of which include hotel, retail and other amenities. In addition, we operate two racetracks and a poker tour. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2013 and 2012. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to loss from continuing operations in accordance with U.S. GAAP.

	For the three months ended March 31,
	2013	2012
	(in millions)
Revenues:
L'Auberge Lake Charles	$90.3	$96.9
St. Louis (a)	96.2	100.4
Boomtown New Orleans	30.9	32.9
Belterra Casino Resort	34.9	38.3
Boomtown Bossier City	21.0	22.6
L'Auberge Baton Rouge	36.7	—
Racetrack (b)	2.4	1.9
Other	0.2	—
Total Revenue	$312.6	$293.0
Adjusted EBITDA (c):
L'Auberge Lake Charles	$26.9	$29.7
St. Louis (a)	25.0	25.7
Boomtown New Orleans	10.3	11.0
Belterra Casino Resort	6.4	8.0
Boomtown Bossier City	5.4	5.9
L'Auberge Baton Rouge	5.1	—
Racetrack (b)	(0.2)	(0.4)
Other	—	—
	78.9	79.9
Corporate expenses (d)	(5.0)	(5.4)
Consolidated Adjusted EBITDA (c)	73.9	74.5
Other benefits (costs):
Depreciation and amortization	(28.0)	(26.2)
Pre-opening and development costs	(7.6)	(2.8)
Non-cash share-based compensation expense	(1.8)	(2.0)
Write-downs, reserves and recoveries, net	(0.3)	—
Net interest expense, net of capitalized interest	(28.7)	(21.9)
Loss from equity method investment	(92.2)	(1.6)
Loss on early extinguishment of debt	—	(20.7)
Income tax expense	(0.6)	0.4
Loss from continuing operations	$(85.3)	$(0.3)

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)	Our Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs.

(c)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations, including our ability to service debt and fund capital expenditures, acquisitions and operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, as an alternative to cash flows from operating activities as a measure of liquidity, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(d)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

Segment comparison of the three months ended March 31, 2013 and 2012

L'Auberge Lake Charles

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$79.5	$85.7	(7.2)%
Total revenues	90.3	96.9	(6.8)%
Operating income	21.9	23.9	(8.4)%
Adjusted EBITDA	26.9	29.7	(9.4)%
L'Auberge Lake Charles, our largest property, had a decrease in revenues and Adjusted EBTIDA for the three months ended March 31, 2013 as compared to the prior-year period, as a result of overall market declines and significant disruptions from the execution of the first phase of its room renovation program, which displaced approximately 16% of its available room nights. Economic pressure including the payroll tax increase and the delay in tax refund checks also dampened business volume.

St. Louis

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$84.6	$87.5	(3.3)%
Total revenues	96.2	100.4	(4.2)%
Operating income	14.7	11.6	26.7%
Adjusted EBITDA	25.0	25.7	(2.7)%
The St. Louis segment consists of River City and Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière). Revenues have decreased during the three months ended March 31, 2013 as compared to the prior-year period due to overall difficult market conditions that resulted in lower guest discretionary spending including increases in payroll taxes and tax refund check delays.
Boomtown New Orleans

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$29.7	$31.6	(6.0)%
Total revenues	30.9	32.9	(6.1)%
Operating income	8.5	11.7	(27.4)%
Adjusted EBITDA	10.3	11.0	(6.4)%
Boomtown New Orleans' revenues and Adjusted EBITDA decreased for the three months ended March 31, 2013 as compared to the prior-year period. Boomtown New Orleans performance was negatively impacted by general difficult market conditions and operating challenges. Economic pressure including the payroll tax increase and the delay in tax refund checks also dampened business volume. We are making select facility improvements to increase the property's competitiveness, which includes plans to build a 150-room hotel tower with a budget of $20 million and completion expected in the summer of 2014. We also continue to refine marketing programs to drive additional profitable revenues.

Belterra Casino Resort

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$30.9	$33.7	(8.3)%
Total revenues	34.9	38.3	(8.9)%
Operating income	3.4	4.9	(30.6)%
Adjusted EBITDA	6.4	8.0	(20.0)%

During the three months ended March 31, 2013, revenues and Adjusted EBTIDA for Belterra have declined from the prior-year period due to additional competition from Ohio casinos, overall economic conditions such as increases in payroll taxes, and delayed distribution of tax refunds which impacted customer spend. In addition, the property's Adjusted EBITDA was negatively impacted by temporarily elevated repair and maintenance operating expenses and the closure of two food and beverage outlets, which were under renovations, including the buffet. The newly renovated buffet re-opened in March of 2013, and the other outlet will open in the second quarter of 2013.

Boomtown Bossier City

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$19.9	$21.1	(5.7)%
Total revenues	21.0	22.6	(7.1)%
Operating income	4.0	4.3	(7.0)%
Adjusted EBITDA	5.4	5.9	(8.5)%
Boomtown Bossier City's revenues and Adjusted EBITDA have declined for the three months ending March 31, 2013 compared with the results in the prior period. Boomtown Bossier City continues to face a very competitive operating environment. Economic pressure including the payroll tax increase and the delay in tax refund checks also dampened business volume.
L'Auberge Baton Rouge

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$32.7	$—	NM
Total revenues	36.7	—	NM
Operating loss	(0.8)	—	NM
Adjusted EBITDA	5.1	—	NM
We opened L'Auberge Baton Rouge on September 1, 2012. During its second full quarter of operations the property saw its gaming volumes increase in each month of the 2013 first quarter. We expect L'Auberge Baton Rouge to continue to ramp up its operations and Adjusted EBITDA production in 2013, particularly through growth of gaming volumes from regional high-end players, further database penetration and continued rationalization of its operating expense structure.

Racetrack

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$—	$—	NM
Total revenues	2.4	1.9	26.3%
Operating loss	(0.6)	(0.5)	20.0%
Adjusted EBITDA (loss)	(0.2)	(0.4)	(50.0)%

The Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs. River Downs offers live thoroughbred horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year. Revenues increased during the three months ended March 31, 2013 as compared to the prior-year period. Adjusted EBITDA (loss) has decreased for the three months ended March 31, 2013 as compared to 2012 due to improved operational efficiencies.

Other

Other results include results of our newly acquired Heartland Poker Tour, among other items. In July 2012, we purchased the assets of Heartland Poker Tour for total consideration of $4.6 million.

Other factors affecting loss from continuing operations
The following is a description of the other costs and benefits affecting income from continuing operations for the three and nine months ended March 31, 2013 and 2012, respectively:

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Other (costs) benefits:
Corporate expenses	$(5.0)	$(5.4)	(7.4)%
Depreciation and amortization	(28.0)	(26.2)	6.9%
Pre-opening and development costs	(7.6)	(2.8)	171.4%
Share-based compensation expense	(1.8)	(2.0)	(10.0)%
Write-downs, reserves and recoveries, net	(0.3)	—	NM
Loss from equity method investment	(92.2)	(1.6)	NM
Loss on early extinguishment of debt	—	(20.7)	(100.0)%
Net interest expense, net of capitalized interest	(28.7)	(21.9)	31.1%
Income tax (expense) benefit	(0.6)	0.4	(250.0)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll and benefits, professional fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Efforts to eliminate non-value added expenses at our Las Vegas headquarters, as well as the ramp up of cost savings and property allocations, have resulted in lower corporate expenses.
Depreciation and amortization expense increased for the three months ended March 31, 2013 as compared to the prior-year periods due to the opening of L'Auberge Baton Rouge.

Pre-opening and development costs for the three months ended March 31, 2013 and 2012 consist of the following:

	For the three months ended March 31,
	2013	2012
	(in millions)
Ameristar acquisition	$6.8	$—
Other	0.8	2.8
Total pre-opening and development costs	$7.6	$2.8
Pre-opening and development costs increased for the three months ending March 31, 2013 compared with the results in the prior period primarily due to costs associated with the pending Ameristar merger.
Share-based compensation expense

	For the three months ended March 31,
	2013	2012
	(in millions)
Shared-based compensation expense	$1.8	$2.0
Share-based compensation expense relates to the fair value of options on the date of issuance. Share-based compensation expense for the three months ending March 31, 2013 was consistent with the same expense in the prior period.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended March 31,
	2013	2012
	(in millions)
Loss (gain) on disposal of assets	$0.3	$(2.0)
Reserve on uncollectable loan receivable	—	2.0
Gain on collection of loan receivables	(0.2)	—
Impairment of assets	0.2	—
Write-downs, reserves and recoveries, net	$0.3	$—

Loss (gain) on disposal of assets: During the three months ended March 31, 2013, we recorded a loss of $0.3 million related to the disposal of slot and other equipment at our properties. During the three months ended March 31, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the consideration for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. The gain was offset by losses on disposals of slot and other equipment and a write-off of design fees in the normal course of business.

Reserve on uncollectable loan receivable: In January 2012, we made a $2.0 million loan to Federated Sports Gaming, Inc. ("FSG"), and in February 2012, FSG filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result of the filing, we determined it was appropriate to fully reserve for the loan receivable during the first quarter of 2012.

Gain on collection of loan receivables: During the first quarter of 2013, we recorded a net gain totaling $0.2 million related to collections on outstanding loan receivables over aggregate carrying values.

Impairment of assets: During the first quarter of 2013, we recorded an impairment charge totaling $0.2 million related to a decline in value of slot equipment removed from the casino floor.

Interest expense consists of the following:

	For the three months ended March 31,
	2013	2012
	(in millions)
Interest expense	$29.2	$27.4
Interest income	(0.1)	(0.1)
Capitalized interest	(0.4)	(5.4)
Total interest expense, net of capitalized interest	$28.7	$21.9

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest decreased in 2013 as compared to 2012 due to L'Auberge Casino and Hotel Baton Rouge construction prior to the September 2012 opening and our investment in ACDL. During 2012, we capitalized interest on our investment in ACDL, as ACDL had not completed construction of phase one of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. Construction of phase one of this development was substantially completed in 2013 and our investment no longer qualifies for capitalization of interest.

Loss on equity method investment: We have a minority ownership interest in ACDL, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the three months ended March 31, 2013, we recorded an other-than-temporary impairment of approximately $92.2 million, fully impairing the remaining asset carrying value of our investment in ACDL. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Loss on early extinguishment of debt: During the three months ended March 31, 2012, we redeemed all $385 million in aggregate principal amount of our then existing 7.50% senior subordinated notes due 2015. We recorded a $20.7 million loss on early extinguishment of debt as a result of this transaction, related to the redemption premium, the write off of unamortized deferred financing fees and original issuance discounts.
Income taxes: Our effective tax rate for continuing operations for the three months ended March 31, 2013 was 0.7%, or an expense of $0.6 million, as compared to an effective tax rate of 55.8%, or a benefit of $0.4 million, for the prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses, the recording of a valuation allowance against a portion of our deferred tax assets generated in the current year, and a reserve for unrecognized tax benefits. A substantial portion of our tax provision represents state taxes in the jurisdiction of Indiana and Louisiana where we have no valuation allowance. In 2012, our federal tax return was examined by the Internal Revenue Service for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact.
Discontinued operations: Discontinued operations as of March 31, 2013 consist primarily of land from our former Boomtown Reno operations and our Atlantic City operations.

Boomtown Reno: In June 2012, we closed the sale of our Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. In March 2013, we agreed to a final working capital adjustment with the casino-resort buyer in which we received an additional $0.5 million in cash proceeds towards the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million. In addition, we continue to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.

Atlantic City: During the first quarter of 2013, we entered into an amended definitive agreement to sell our land holdings in Atlantic City, New Jersey for total consideration of approximately $30.6 million, subject to a financing contingency. In connection with the agreement to sell our land holdings, we received a non-refundable deposit from the buyer. The transaction is expected to close by the end of the third quarter of 2013.

Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended March 31,
	2013	2012
	(in millions)
Revenues	$0.2	$8.5
Operating loss	$—	$(0.8)
Income tax benefit	—	0.1
Loss from discontinued operations, net of income taxes	$—	$(0.7)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Assets:
Land	$36.6	$36.6
Other assets, net	2.0	2.0
	$38.6	$38.6
Liabilities:
Total liabilities	$—	$—
Net Assets	$38.6	$38.6

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2013, we held $98.9 million of cash and cash equivalents and $5.7 million of restricted cash. We estimate that approximately $70.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. As of March 31, 2013, we had no borrowings on our $410 million amended and restated credit facility and had $8.1 million committed under various letters of credit. We anticipate borrowings under our credit facility in the future to fund development and expansion projects and other general corporate needs.
On December 20, 2012, we entered into a definitive agreement to acquire Ameristar in an all cash transaction valued at $2.8 billion, including assumed debt. We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.0 billion, not including the refinanced and assumed indebtedness. We intend to fund the cash required in connection with the Merger largely with debt financing as discussed below.

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

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Net cash provided by operating activities	$41.4	$54.0	(23.3)%
Net cash used in investing activities	$(43.5)	$(66.9)	(35.0)%
Net cash (used in) provided by financing activities	$(0.8)	$189.5	(100.4)%
Operating Cash Flow
Our cash provided by operating activities in the three months ended March 31, 2013, as compared to the prior-year period, decreased due to a decline in results from operations attributable to overall market conditions, increased competition, and operational disruptions.
Investing Cash Flow

The following is a summary of our capital expenditures by property or development project:

	For the three months ended March 31,
	2013	2012
	(in millions)
L’Auberge Lake Charles	$9.7	$2.8
Lumiere Place	1.0	2.0
River City	15.5	2.0
Boomtown New Orleans	0.8	1.1
Belterra Casino Resort	2.7	0.1
Boomtown Bossier City	1.2	0.8
L'Auberge Baton Rouge	1.2	54.5
Racetrack (a)	4.4	0.1
Other	2.5	2.5
Total capital expenditures	$39.0	$65.9
(a) Our Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs.

Construction on our River City expansion project continues, which includes a parking garage, completed in November 2012, a multi-purpose event center, expected to be completed in June 2013, and a 200-guestroom hotel, expected to open by the fall of 2013. As of March 31, 2013, we have spent approximately $56.5 million of the $82 million budget.

During the first quarter of 2013, we completed the demolition work necessary to develop a gaming entertainment facility at River Downs, and began placement of foundation pilings. As of March 31, 2013, we have spent approximately $7.5 million of the $209 million budget, excluding land and capitalized interest costs.

During the first quarter of 2013, we commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million.

During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of March 31, 2013, we have spent approximately $17.8 million of the $24 million budget. The first phase was completed in April 2013, and we anticipate beginning the second phase in the Fall of 2013, which is expected to be completed in the first half of 2014.

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

For further discussion regarding the financing of the Ameristar merger, see section "Financing the Merger" below. For further discussion regarding of our projects and associated capital needs, see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the year ended December 31, 2012.
Financing Cash Flow

Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million. As of March 31, 2013, we had $8.1 million committed under various letters of credit and no borrowings under our Credit Facility. The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016.

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

The proceeds of the Credit Facility may be used for general corporate purposes, including the payment of certain expenditures associated with the current construction and development activities.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of March 31, 2013, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 6.75 to 1.00; (2) minimum consolidated interest coverage ratio (as defined in the credit facility) of 1.85 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the credit facility) of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of March 31, 2013, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries with approximately $47.0 million in total assets as of March 31, 2013, (which includes a subsidiary that holds our investment in ACDL, a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of March 31, 2013, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% Notes. The 7.75% Notes were issued at par with interest payable on April 1 and October 1 of each year. Net of initial purchasers’ fees and various costs and expenses, net proceeds from the offering were approximately $318.3 million. We used all of the net proceeds of the 7.75% Notes offering and a portion of the net proceeds from the Term Loan to redeem all $385 million in aggregate principal amount of our then existing 7.50% senior subordinated notes due 2015 and to repay $70.0 million in then outstanding revolving credit borrowings under the Credit Facility.

The 8.625% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 8.625% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 8.625% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 8.625% Notes rank senior to our 8.75% Notes and 7.75% Notes.

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

Under the indenture governing the 8.625% Notes, among other debt baskets, we are permitted to incur the greater of $750 million or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 8.625% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 8.625% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of March 31, 2013.

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

Financing the Merger

On December 20, 2012, Pinnacle entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including the outstanding debt of Ameristar. Pinnacle is acquiring Ameristar pursuant to an Agreement and Plan of Merger, dated December 20, 2012, as amended, between, Pinnacle, PNK Holdings, Inc., a direct wholly-owned subsidiary of Pinnacle (“Holdco”), PNK Development 32, Inc., an indirect wholly-owned subsidiary of Pinnacle (“Merger Sub”), and Ameristar.
On April 2, 2013, at the request and expense of Pinnacle, Ameristar successfully completed the solicitation of consents from holders of the $1.04 billion outstanding principal amount of Ameristar's 7.50% Senior Notes due 2021 (the “Ameristar Notes”) for waivers of and amendments to certain provisions of the indenture governing the Ameristar Notes. The holders of the Ameristar Notes are entitled to receive a consent fee of $19.00 for each $1,000 in principal amount of the Ameristar Notes for which consents were validly delivered and unrevoked on or prior to April 2, 2013. We paid 50% of the consent fee, or $9.8 million, in early April and the remaining 50% will be payable, if at all, promptly following the consummation of the Merger. Following this consent solicitation, we now expects to complete the Ameristar merger using a simplified structure, whereby Ameristar will merge with Pinnacle in a series of steps with Pinnacle being the surviving entity.
On April 25, 2013, the stockholders of Ameristar approved the Merger Agreement at a special meeting of stockholders.
We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.0 billion, not including the refinanced and assumed indebtedness. We intend to fund the cash required in connection with the Merger largely with debt financing. In connection with the Merger, we entered into a commitment letter, dated December 20, 2012, with several financial institutions, which have agreed to provide the debt financing commitments (the “Debt Financing Commitments”) that will fund collectively the consideration to be paid pursuant to the terms of the Merger Agreement, pay transaction fees and expenses, provide working capital and funds for general corporate purposes after the Merger and refinance the existing indebtedness of Pinnacle and Ameristar. For a further discussion of the terms of the commitment letter, please see “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within our Annual Report on Form 10-K for the year ended December 31, 2012. As a result of the successful consent solicitation, we expect to execute a financing for the Ameristar merger to reflect the simplified structure described above.

The funding of the Debt Financing Commitments is contingent on the satisfaction of certain conditions set forth in the Debt Commitment Letter. To the extent that market conditions deteriorate between now and the funding of the Debt Financing Commitments or we are unable to satisfy the relevant conditions to the Debt Financing Commitments, we may be unable to finance the Merger on terms acceptable to us or at all. To the extent that we are unable to secure the Debt Financing Commitments, we will need to seek alternate sources of capital and we may be unable to complete the Merger.
The Merger Agreement permits us to amend the Debt Commitment Letter so long as such amendment would not reasonably be expected to delay or prevent the completion of the Merger and such amended terms are not materially less beneficial to us. Under the Merger Agreement, we must use our reasonable best efforts to complete the debt financing on the terms and conditions as set forth in the Debt Financing Commitments.
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

In general, the Debt Financing Commitments will expire on the earliest of (a) September 21, 2013, (b) the termination of the Merger Agreement, and (c) the closing of the Merger and (d) Pinnacle has obtained a commitment letter with respect to a simpler financing structure for the combined company as described above.

The Merger is not conditioned on Pinnacle obtaining the debt financing described above and if the Merger Agreement is terminated due to Pinnacle's inability to obtain adequate financing or obtain gaming regulatory approvals, then Pinnacle will be obligated under certain circumstances to pay Ameristar a reverse termination fee of $85.0 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the three months ended March 31, 2013 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no newly identified critical accounting policies and estimates in the first quarter of 2013, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, Form 10-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the Merger and the financing and other transactions related thereto, including the timing and ability to close the transaction with Ameristar, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of its L'Auberge Baton Rouge property, the Company's ability to improve operations and performance at Boomtown New Orleans, the budgets, completion and opening schedules of the Company's various projects, including the Company's various projects, the anticipated capital expenditures for 2013 and in the future, the ability of the Company to sell or otherwise dispose of discontinued operations, the ability of the Company to close the transaction to sell the Company's Atlantic City land holdings, the projected opening date for the Ho Tram Beach and the ability of ACDL to operate the property, and meet the deadlines associated with the project, the resumption of funding by Vietnamese bank syndicate, securing a working capital facility and additional capital needed for completing the Ho Tram Strip are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	our business is particularly sensitive to reductions in consumers' discretionary spending as a result of recent downturns in the economy or other changes we cannot accurately predict;

•	we face risks associated with growth and acquisitions;

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

•	subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital;

•	insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect the market for our securities;

•	rising operating costs at our gaming properties could have a negative impact on our business;

•	the global financial crisis and recession have affected our business and financial condition, and may continue to affect us in ways that we currently cannot accurately predict;

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

•
ACDL, in which we own a minority interest and is developing a complex of integrated resorts in Vietnam, is relying on funding from a credit facility from a syndicate of Vietnamese banks to complete the first phase of the company's Ho Tram Strip resort project. The syndicate of banks has suspended funding. It is uncertain whether the first phase of the Ho Tram Strip resort project will open;

•
we face many other risks associated with our investment in ACDL, such as HTP's ability to operate the property, to meet the deadlines associated with the project, to raise capital to fund the development of subsequent phases of the planned resort complex and business and regulatory risks, among other risks, inherent in investing in an entity conducting gaming operations in Vietnam;

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

•	natural disasters have made it more challenging for us to obtain similar levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties;

•	we may incur property or other losses that are not adequately covered by insurance, which may harm our results of operations;

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

•
some of our casinos are located on leased property. If we default on one or more leases, the applicable lessor could terminate the affected leases and we could lose possession of such affected casinos;

•	we are subject to litigation which, if adversely determined, could cause us to incur substantial losses;

•	work stoppages, organizing drives and other labor problems could interrupt our future profits;

•	we face environmental and archaeological regulation of our real estate;

•	climate change, climate change regulations and greenhouse effects could adversely impact our operations and markets;

•	the market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all;

•	we and Ameristar will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our and their financial results;

•
the closing of the Merger is dependent upon the satisfaction of conditions, which may prevent the Merger from being consummated on the anticipated timeline, or at all. If completed , the Merger may not achieve its intended results, and we and Ameristar may be unable to successfully integrate our operations;

•
we may be unable to obtain financing to complete the Merger on terms acceptable to us or at all, in which case we will need to seek alternative sources of capital or the completion of the Merger will be jeopardized;

•	Pinnacle will have significantly more debt after the Merger than it historically had and we may not be able to obtain adequate financing to execute our opening strategy;

•	the combined company may experience an impairment of its goodwill which could adversely affect our financial condition and results of operations; and

•
we may be required to sell, divest or otherwise convey particular assets including up to two operating properties of Pinnacle and/or Ameristar, which could have an adverse impact on our financial condition and results of operations.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Quarterly Report on Form 10-Q, as well as the "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2013, we had $8.1 million committed under various letters of credit under our Credit Facility and no borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25% as of March 31, 2013. In addition, we had $321.8 million outstanding under a Term Loan under our Credit Facility. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. The Term Loan currently bears interest at 4.0%.
As of March 31, 2013, if LIBOR rates were to decrease by one percentage point, our annual interest expense would not decrease, assuming constant debt levels. If LIBOR rates were to increase by one percentage point above our floor, our annual interest expense would increase by approximately $3.2 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2013. At March 31, 2013, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—%	—%	—%	—%	—%	—%	—%
Term Loan	$2,438	$3,250	$3,250	$3,250	$3,250	$306,313	$321,751	$323,359
Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$350,188
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.625% Notes	$—	$—	$—	$—	$450,000	$—	$450,000	$478,125
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$382,375
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The following is a material update to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012:
Ameristar Lawsuit: On December 24, 2012, a putative stockholder class action lawsuit related to our proposed acquisition of Ameristar was filed in Nevada District Court for Clark County, captioned Joseph Grob v. Ameristar Casinos, Inc., et al. (the “Grob action”). The complaint names Ameristar and members of Ameristar's Board of Directors (the “Ameristar Defendants”); and Pinnacle Entertainment, Inc., PNK Holdings, Inc., and PNK Development 32, Inc. as defendants (the “Pinnacle Defendants”). The complaint generally alleges that the Board of Directors of Ameristar, aided and abetted by Ameristar and the Pinnacle Defendants, breached their fiduciary duties owed to Ameristar's stockholders in connection with Pinnacle's proposed acquisition of Ameristar. The action includes claims for, among other things, an injunction halting the proposed acquisition of Ameristar by Pinnacle, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. Thereafter, other plaintiffs filed additional complaints in the same court making essentially the same allegations and seeking similar relief to the Grob action. On January 15, 2013, the court issued an order consolidating the actions, and any subsequently filed actions, into a single, consolidated action. On April 16, 2013, the Nevada District Court heard plaintiffs' motion for a preliminary injunction and denied plaintiffs' request. On April 25, 2013, the stockholders of Ameristar approved the Merger Agreement at a special meeting of stockholders. We believe that the allegations directed against us lack merit and intend to defend ourselves vigorously.
Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for year ended December 31, 2012.

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

4.1
Sixth Supplemental Indenture, dated as of January 29, 2013, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.2
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.3
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

10.1*
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc.

10.2*
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner& Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, and Wells Fargo Securities, LLC.

10.3*
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Barclays Bank PLC.

10.4*
Commitment Joinder Letter, dated January 25, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Credit Agricole Corporate and Investment Bank.

10.5*
Commitment Joinder Letter, dated March 15, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and UBS Securities LLC and UBS Loan Finance LLC.

10.6*
Commitment Joinder Letter, dated March 8, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Fifth Third Bank.

Exhibit Number	Description of Exhibit
10.7*	Eighth Amendment to the Redevelopment Agreement dated April 26, 2013 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.8
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

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)unaudited Condensed Consolidated Statements of Operations;
(ii)unaudited Condensed Consolidated Statements of Comprehensive Income;
(iii)unaudited Condensed Consolidated Balance Sheets;
(iv)unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity;
(v)unaudited Condensed Consolidated Statements of Cash Flows; and
Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 10, 2013	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
Executive Vice President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.1
Sixth Supplemental Indenture, dated as of January 29, 2013, governing the 8.625% Senior Notes due 2017, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.2
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.3
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

10.1*
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc.

10.2*
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner& Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, and Wells Fargo Securities, LLC.

10.3*
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Barclays Bank PLC.

10.4*
Commitment Joinder Letter, dated January 25, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Credit Agricole Corporate and Investment Bank.

10.5*
Commitment Joinder Letter, dated March 15, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and UBS Securities LLC and UBS Loan Finance LLC.

10.6*
Commitment Joinder Letter, dated March 8, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Fifth Third Bank.

10.7*	Eighth Amendment to the Redevelopment Agreement dated April 26, 2013 by and between Land Clearance for Redevelopment Authority of the City of St. Louis and Pinnacle Entertainment, Inc.

10.8
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

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)unaudited Condensed Consolidated Statements of Operations;
(ii)unaudited Condensed Consolidated Statements of Comprehensive Income;
(iii)unaudited Condensed Consolidated Balance Sheets;
(iv)unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity;
(v)unaudited Condensed Consolidated Statements of Cash Flows; and
       (vi) Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
Management contract or compensatory plan or arrangement.