Form 10-K/A
period 2012-12-31
PINNACLE ENTERTAINMENT INC.
filed 2013-05-31
CIK 356213

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment No. 1”) of Pinnacle Entertainment, Inc. (the “Company”) for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”), is being filed solely to amend Item 8 of Part II of the Form 10-K in order to provide a revised Note 7 (Investments and Acquisition Activities) within the Notes to the Consolidated Financial Statements included in Form 10-K and Item 15 of Part IV of the Form 10-K. The revised Note 7 provides more detailed disclosure regarding the Company's investment in Asian Coast Development (Canada), Ltd. (“ACDL”) and expanded financial information regarding ACDL. Item 15 of Part IV of the Form 10-K has been amended to include new certifications as reflected in Exhibits 31.1, 31.2 and 32, a new consent from the Company's independent registered public accounting firm, Ernst & Young LLP, as reflected in Exhibit 23.1, and new financial statements in Exhibit 101 formated in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-K as originally filed.

Item 8 of Part II and Item 15 of Part IV of the Form 10-K are the only portions of the Form 10-K being supplemented or amended by this Amendment No. 1. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to SEC rules, the Company is including new certifications in Exhibits 31.1, 31.2 and 32, a new consent from the Company's independent registered public accounting firm in Exhibit 23.1 and new financial statements in Exhibit 101 formatted in XBRL. This Amendment No. 1 does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this Amendment No. 1 and the Form 10-K.

PINNACLE ENTERTAINMENT, INC.

Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART II

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

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2013,
except for Note 7, as to which the date is
May 31, 2013

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

Note 7— Investments and Acquisition Activities

ACDL Equity Method Investments: In August 2011, through a wholly-owned subsidiary, we invested $95 million in ACDL in exchange for a minority ownership interest, which is accounted for under the equity method, and the right to manage a future resort to be built in Vietnam. Including this original investment and through various capital raising transactions since then, we have invested a total of approximately $111.8 million and currently hold a minority equity interest, assuming conversion of all preferred stock, exercise of all warrants and exercise of certain options. Entities affiliated with Harbinger Capital Partners are the majority shareholders of ACDL. Because the financial statements of ACDL are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one-quarter lag.

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

ACDL's wholly-owned Vietnamese subsidiary, Ho Tram Project Company Limited (“HTP”), is currently constructing and developing the series of resorts of the Ho Tram Strip, and the first phase of the project is substantially complete, except for the golf course. As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision making of ACDL is limited. Since our initial investment, we invested an additional $16.8 million in ACDL as part of additional capital raises of approximately $66.5 million. In addition to these capital raises, ACDL completed an additional $30.0 million capital raise of debt and warrants in December 2012 with the majority shareholder. We did not participate in this capital raise, and our ownership was diluted, assuming the exercise of the warrants issued to the majority shareholder. We retain an option to purchase our pro-rata share of the $30 million capital raise from the majority shareholder, which would offset our dilution from that capital raise if exercised. In May 2013, ACDL received commitments from its majority shareholder to provide financing up to $30.0 million, subject to certain conditions. We did not participate in the first disbursement of this loan, and our ownership would be diluted, assuming the exercise of the warrants issued to the majority shareholder. We retain an option to purchase our pro-rata share of this loan from the majority shareholder, which would offset any potential dilution if exercised.

We have capitalized interest on our investment in ACDL because ACDL has not begun its principal operations. ACDL currently has activities in progress to commence these planned operations, and is using all funds to acquire assets for the future operations. Capitalized interest on this investment was $8.4 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively. We ceased capitalizing interest on our investment in ACDL in January 2013 due to the cessation of construction of the first phase of the project.

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

In 2008, ACDL received an Investment Certificate from the Government of Vietnam for the development of the Ho Tram Strip, which outlined deadlines to complete phases of the development, and some of these deadlines were not met. The Investment Certificate allows for, among other things, large scale hotel complexes with a casino amenity in two of the resorts. HTP obtained an Official Letter from the Provincial Government extending the deadline for developing the Ho Tram Strip under the Investment Certificate. However, this Official Letter did not constitute an amendment to the Investment Certificate.

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

During the fourth quarter of 2012, we concluded that the carrying value of our investment in ACDL experienced a decline in value, and we, therefore, recorded an impairment of approximately $25 million as of December 31, 2012. To estimate fair value, we used a discounted cash flow analysis based on estimated future results of ACDL and market indicators of terminal year capitalization rates. Since the beginning of March 2013, certain events have occurred with respect to our investment in ACDL, including, but not limited to, the termination of MGM's management agreement and the related issue of determining the manner in which the property will be opened and operated, further governmental and regulatory approvals needed for the project, the uncertainty of the lenders resuming full funding of the project, and additional capital needs of ACDL. The amendment to the Investment Certificate includes deadlines, which if not met, may result in a reduction of allowed gaming positions. As a result, we recorded an impairment of $92.2 million, impairing the remaining asset carrying value of our investment in ACDL during the first quarter of 2013. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future ACDL net income, if any, equals the share of ACDL net losses not recognized during the period the equity method was suspended.

The condensed consolidated financial information presented below have been prepared in conformity with U.S. GAAP using accounting principles applicable to a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business as they come due. ACDL has not reached commercial operations as of the balance sheet date presented below. The financial information presented below does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of ACDL to commence commercial operations and continue as a going concern. Such adjustments could be material.

ACDL's Condensed Consolidated Statements of Operations and Comprehensive Loss are as follows:

	Twelve Months Ended September 30,
	2012	2011
	(in thousands)
Expense
General and administrative	$9,181	$7,957
Professional fees	5,498	2,654
Pre-opening expense	4,603	—
Interest expense	—	4,756
Other expenses	2,726	5,051
Net loss before income taxes	22,008	20,418
Deferred income tax (recovery) expense	(837)	837
Net loss	$21,171	$21,255
Comprehensive loss	$21,171	$21,255

ACDL's Condensed Consolidated Balance Sheets are as follows:

	September 30,
	2012	2011
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$70,786	$83,560
Other current assets	8,167	7,183
	78,953	90,743
Property and equipment, net	248,810	88,375
Intangible assets, net	27,561	27,396
Other assets	16,234	7,157
Total assets	$371,558	$213,671

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$61,690	$19,132
Current portion of long-term debt	823	—
	62,513	19,132
Long-term debt	80,545	—
Other long-term liabilities	8	878
	80,553	878
Contingently redeemable shares	314,026	260,319
	457,092	280,329
Total shareholders' equity	(85,534)	(66,658)
Total liabilities and shareholders' equity	$371,558	$213,671

ACDL's Condensed Consolidated Statements of Cash Flows are as follows:

	Twelve Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(14,511)	$(9,997)
Net cash used in investing activities	(125,445)	(47,935)
Net cash provided by financing activities	127,168	94,998
Effect of exchange rates on cash and cash equivalents	14	24
Net increase (decrease) in cash and cash equivalents	(12,774)	37,090
Cash and cash equivalents, beginning of period	83,560	46,470
Cash and cash equivalents, end of period	$70,786	$83,560

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

Ameristar Acquisition: In December 2012, we entered into a definitive agreement to acquire all the outstanding shares of Ameristar for $26.50 per share in cash, representing a total enterprise value of $2.8 billion. On April 2, 2013, at the request and expense of Pinnacle, Ameristar successfully completed the solicitation of consents from holders of the $1.4 billion outstanding principal amount of Ameristar's 7.50% Senior Notes due 2021 (the “Ameristar Notes”) for waivers of and amendments to certain provisions of the indenture governing the Ameristar Notes. On April 25, 2013, the stockholders of Ameristar approved the Merger Agreement at a special meeting of stockholders. The acquisition is expected to close by the end of third quarter of 2013, subject to closing conditions and regulatory approvals. On May 29, 2013, the Federal Trade Commission (“FTC”) issued an administrative compliance regarding our acquisition of Ameristar alleging that the combination of the two companies will lessen competition in the St. Louis and Lake Charles areas. We expect the transaction to be completed in the time frame agreed upon with Ameristar in our definitive agreement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2.	Financial Statement Schedule:

Page Number
Schedule II - Valuation and Qualifying Accounts	58

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

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1**	Consent of Ernst & Young LLP.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

101**
Financial statements from Pinnacle Entertainment, Inc.'s Annual Report on Form 10-K/A for the annual period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i)Consolidated Balance Sheets,
(ii)Consolidated Statements of Operations,
(iii)Consolidated Statements of Changes in Stockholders' Equity,
(iv)Consolidated Statements of Cash Flows, and
(v)Notes to the Consolidated Financial Statements.

*	Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013 (SEC File No. 001-13641)
**	Filed herewith
***	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 31, 2013	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principle Accounting Officer)

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
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

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1**	Consent of Ernst & Young LLP.

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

101**
Financial statements from Pinnacle Entertainment, Inc.'s Annual Report on Form 10-K/A for the annual period ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):
(i)Consolidated Balance Sheets,
(ii)Consolidated Statements of Operations,
(iii)Consolidated Statements of Changes in Stockholders' Equity,
(iv)Consolidated Statements of Cash Flows, and
(v)Notes to the Consolidated Financial Statements.

*	Filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013 (SEC File No. 001-13641)
**	Filed herewith
***	Furnished herewith.
†	Management contract or compensatory plan or arrangement.