Form 10-K/A
period 2012-12-31
PINNACLE ENTERTAINMENT INC.
filed 2013-07-26
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (the “Amendment No. 2”) of Pinnacle Entertainment, Inc. (the “Company”) for the fiscal year ended December 31, 2012, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “Form 10-K”) and Amendment No. 1 to the Annual Report on Form 10-K (the "Amendment No. 1") that was filed with the SEC on May 31, 2013. Amendment No. 2 is being filed to provide management's conclusions as to the effectiveness of disclosure controls and procedures and internal control over financial reporting, as well as the attestation report of the independent registered public accounting firm pursuant to Item 9A of Form 10-K. Amendment No. 2 is also being filed to provide a revised Note 1 (Summary of Significant Accounting Policies) and Note 12 (Consolidating Condensed Financial Information) within the Notes to the Consolidated Financial Statements included in Form 10-K and Item 15 of Part IV of the Form 10-K. The revised Note 1 provides additional disclosure regarding the Company's capitalization policies related to development projects and additional disclosure regarding promotional allowances. The revised Note 12 provides additional disclosure regarding cash used in investing and financing activities in the Consolidated Condensed Financial Information. Item 15 of Part IV of the Form 10-K has been amended to include new certifications as reflected in Exhibits 31.1, 31.2 and 32, a new consent from the Company's independent registered public accounting firm, Ernst & Young LLP, as reflected in Exhibit 23.1, and new financial statements in Exhibit 101 formated in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-K and Amendment No. 1 as originally filed.

Item 8 of Part II, Item 9A and Item 15 of Part IV of the Form 10-K are the only portions of the Form 10-K being supplemented or amended by this Amendment No. 2. Additionally, in connection with the filing of this Amendment No. 2 and pursuant to SEC rules, the Company is including new certifications in Exhibits 31.1, 31.2 and 32, a new consent from the Company's independent registered public accounting firm in Exhibit 23.1 and new financial statements in Exhibit 101 formatted in XBRL. This Amendment No. 2 does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Form 10-K and Amendment No. 1, including any amendments to those filings, as information in such filings may update or supersede certain information contained in those filings as well as this Amendment No. 2, the Form 10-K and Amendment No. 1.

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

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project, during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portions of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 3, Long-term Debt.

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

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses. The amounts included in promotional allowances and the cost of providing such promotional allowances are as follows:

	For the year ended December 31,
	2012	2011	2010
	(in millions)
Food and beverage	$68.1	$65.5	$62.1
Lodging	31.7	30.7	29.6
Other	10.6	9.4	9.5
Total promotional allowances	$110.4	$105.6	$101.2

Promotional allowance costs included in gaming expense	$83.9	$81.3	$78.3

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
	(in millions)
Statements of Operations
For the year ended December 31, 2012
Revenues:
Gaming	$—	$1,042.5	$—	$—	$1,042.5
Food and beverage	—	74.6	—	—	74.6
Other	0.1	79.4	0.5	—	80.0
	0.1	1,196.5	0.5	—	1,197.1
Expenses:
Gaming	—	588.6	—	—	588.6
Food and beverage	—	64.5	—	—	64.5
General and administrative and other	29.8	256.6	2.8	—	289.2
Depreciation and amortization	3.3	112.2	0.2	—	115.7
Write downs, reserves, recoveries, net	0.3	9.8	1.7	—	11.8
	33.4	1,031.7	4.7	—	1,069.8
Operating income (loss)	(33.3)	164.8	(4.2)	—	127.3
Equity earnings of subsidiaries	111.2	—	—	(111.2)	—
Interest (expense) and non-operating income, net	(114.4)	12.1	8.6	—	(93.7)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(30.8)	—	(30.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(57.2)	176.9	(26.4)	(111.2)	(17.9)
Management fee and inter-company interest	30.1	(21.7)	(8.4)	—	—
Income tax expense	(4.7)	—	—	—	(4.7)
Income (loss) from continuing operations	(31.8)	155.2	(34.8)	(111.2)	(22.6)
Income (loss) from discontinued operations, net of taxes	—	(9.1)	(0.1)	—	(9.2)
Net income (loss)	$(31.8)	$146.1	$(34.9)	$(111.2)	$(31.8)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2011
Revenues:
Gaming	$—	$997.6	$—	$—	$997.6
Food and beverage	—	69.4	—	—	69.4
Other	0.1	74.1	—	—	74.2
	0.1	1,141.1	—	—	1,141.2
Expenses:
Gaming	—	575.3	—	—	575.3
Food and beverage	—	60.7	—	—	60.7
General and administrative and other	37.4	231.1	—	—	268.5
Depreciation and amortization	3.4	100.5	—	—	103.9
Write downs, reserves, recoveries and impairments	0.7	3.5	—	—	4.2
	41.5	971.1	—	—	1,012.6
Operating income (loss)	(41.4)	170.0	—	—	128.6
Equity earnings of subsidiaries	127.8	—	—	(127.8)	—
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.6)	—	(0.6)
Interest (expense) and non-operating income, net	(105.7)	7.0	3.4	—	(95.3)
Income (loss) from continuing operations before inter-company activity and income taxes	(19.5)	177.0	2.8	(127.8)	32.5
Management fee and inter-company interest	19.3	(15.9)	(3.4)	—	—
Income tax benefit	(2.3)	—	—	—	(2.3)
Income (loss) from continuing operations	(2.5)	161.1	(0.6)	(127.8)	30.2
Income from discontinued operations, net of taxes	—	(32.9)	0.2	—	(32.7)
Net income (loss)	$(2.5)	$128.2	$(0.4)	$(127.8)	$(2.5)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2010
Revenues:
Gaming	$—	$932.9	$—	$—	$932.9
Food and beverage	—	64.4	—	—	64.4
Other	0.4	60.9	—	—	61.3
	0.4	1,058.2	—	—	1,058.6
Expenses:
Gaming	—	541.1	—	—	541.1
Food and beverage	—	57.6	—	—	57.6
General and administrative and other	42.8	224.0	(0.6)	—	266.2
Depreciation and amortization	5.3	104.3	0.1	—	109.7
Write downs, reserves, recoveries and impairments	(5.9)	38.2	(0.5)	—	31.8
	42.2	965.2	(1.0)	—	1,006.4
Operating income (loss)	(41.8)	93.0	1.0	—	52.2
Equity earnings of subsidiaries	99.6	2.1	—	(101.7)	—
Loss on early extinguishment of debt	(1.9)	—	—	—	(1.9)
Interest (expense) and non-operating income, net	(105.6)	2.8	—	—	(102.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(49.7)	97.9	1.0	(101.7)	(52.5)
Management fee and inter-company interest	14.6	(14.6)	—	—	—
Income tax benefit	11.7	—	—	—	11.7
Income (loss) from continuing operations	(23.4)	83.3	1.0	(101.7)	(40.8)
Income (loss) from discontinued operations, net of taxes	—	15.8	1.6	—	17.4
Net income (loss)	$(23.4)	$99.1	$2.6	$(101.7)	$(23.4)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2012
Current assets, excluding discontinued operations	$17.4	$106.3	$23.0	$—	$146.7
Property and equipment, net	21.7	1,672.8	1.5	—	1,696.0
Other non-current assets	47.4	74.5	14.4	—	136.3
Investment in subsidiaries	1,861.4	—	—	(1,861.4)	—
Equity method investment	—	—	91.4	—	91.4
Assets of discontinued operations held for sale	—	38.6	0.7	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0
Current liabilities, excluding discontinued operations	$50.9	$146.3	$0.6	$—	$197.8
Notes payable, long term	1,437.3	—	—	—	1,437.3
Other non-current liabilities	13.8	12.7	0.3	—	26.8
Liabilities of discontinued operations held for sale	—	—	—	—	—
Inter-company	—	—	1.2	(1.2)	—
Equity	447.1	1,733.2	128.9	(1,862.1)	447.1
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0

As of December 31, 2011
Current assets, excluding discontinued operations	$23.2	$78.6	$15.2	$—	$117.0
Property and equipment, net	20.3	1,494.2	0.5	—	1,515.0
Other non-current assets	58.5	88.4	—	—	146.9
Investment in subsidiaries	1,692.9	—	—	(1,692.9)	—
Equity method investment	—	—	97.8	—	97.8
Assets of discontinued operations held for sale	—	74.5	—	(0.6)	73.9
Inter-company	1.2	—	—	(1.2)	—
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6
Current liabilities, excluding discontinued operations	$38.8	$140.0	$0.3	$—	$179.1
Notes payable, long term	1,223.3	0.5	—	—	1,223.8
Other non-current liabilities	14.6	10.8	—	—	25.4
Liabilities of discontinued operations held for sale	—	2.9	—	—	2.9
Inter-company	—	—	1.2	(1.2)	—
Equity	519.4	1,581.5	112.0	(1,693.5)	519.4
	$1,796.1	$1,735.7	$113.5	$(1,694.7)	$1,950.6

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Cash Flows
For the year ended December 31, 2012
Cash provided by (used in) operating activities	$(140.0)	$277.7	$49.2	$—	$186.9
Capital expenditures	(4.1)	(294.8)	(0.5)	—	(299.4)
Equity method investment, inclusive of capitalized interest	—	(0.3)	(24.1)	—	(24.4)
Purchase of held-to-maturity debt securities	(4.5)	—	(15.6)	—	(20.1)
Escrow refund	—	25.0	—	—	25.0
Other	0.1	17.9	(1.2)	—	16.8
Cash used in investing activities	(8.5)	(252.2)	(41.4)	—	(302.1)
Proceeds from Credit Facility	47.5	—	—	—	47.5
Repayment under Credit Facility	(103.5)	—	—	—	(103.5)
Proceed from issuance of long-term debt	646.8	—	—	—	646.8
Repayment of long-term debt	(391.5)	—	—	—	(391.5)
Purchase of treasury stock	(51.0)	—	—	—	(51.0)
Other	(11.6)	—	—	—	(11.6)
Cash provided by financing activities	136.7	—	—	—	136.7
Increase (decrease) in cash and cash equivalents	(11.8)	25.5	7.8	—	21.5
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$5.5	$73.5	$22.8	$—	$101.8

For the year ended December 31, 2011
Cash provided by (used in) operating activities	$(95.0)	$190.4	$(0.1)	$36.5	$131.8
Capital expenditures	(11.1)	(142.1)	(0.2)	—	(153.4)
Equity method investment, inclusive of capitalized interest	—	—	(98.4)	—	(98.4)
Payment for business combination	—	(45.2)	—	—	(45.2)
Proceeds from sale of property and equipment	—	3.3	0.4	—	3.7
Cash used in investing activities	(11.1)	(184.0)	(98.2)	—	(293.3)
Proceeds from Credit Facility	99.0	—	—	—	99.0
Repayment under Credit Facility	(43.0)	—	—	—	(43.0)
Other	(9.6)	—	36.5	(36.5)	(9.6)
Cash provided by (used in) financing activities	46.4	—	36.5	(36.5)	46.4
Increase (decrease) in cash and cash equivalents	(59.7)	6.4	(61.8)	—	(115.1)
Cash and cash equivalents, beginning of period	77.0	41.6	76.8	—	195.4
Cash and cash equivalents, end of period	$17.3	$48.0	$15.0	$—	$80.3

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2010
Cash provided by (used in) operating activities	$(32.0)	$160.7	$(40.1)	$—	$88.6
Capital expenditures	(2.3)	(155.2)	—	—	(157.5)
Proceeds from sale of property and equipment	0.1	4.3	10.5	—	14.9
Escrow deposit	—	(25.0)	—	—	(25.0)
Net proceeds from sale of discontinued operations	—	—	35.5	—	35.5
Other	1.5	0.1	(0.1)	—	1.5
Cash provided by (used in) investing activities	(0.7)	(175.8)	45.9	—	(130.6)
Proceeds from Credit Facility	165.4	—	—	—	165.4
Repayment under Credit Facility	(202.3)	—	—	—	(202.3)
Proceed from issuance of long-term debt	350.0	—	—	—	350.0
Repayment of long-term debt	(200.0)	—	—	—	(200.0)
Debt issuance and other financing costs	(16.8)	—	—	—	(16.8)
Other	11.9	—	—	—	11.9
Cash provided by financing activities	108.2	—	—	—	108.2
Effect of exchange rate changes on cash	—	—	(0.4)	—	(0.4)
Increase (decrease) in cash and cash equivalents	75.5	(15.1)	5.4	—	65.8
Cash and cash equivalents, beginning of period	1.5	56.7	71.4	—	129.6
Cash and cash equivalents, end of period	$77.0	$41.6	$76.8	$—	$195.4

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

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 1, 2013

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:

2.	Financial Statement Schedule:

Page Number
Schedule II - Valuation and Qualifying Accounts	61

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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	July 26, 2013	By:	/s/ Carlos A. Ruisanchez
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