Form 10-Q
period 2013-06-30
PINNACLE ENTERTAINMENT INC.
filed 2013-08-07
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of the close of business on August 5, 2013, the number of outstanding shares of the registrant’s common stock was 58,623,418.

PINNACLE ENTERTAINMENT, INC.

PART I

Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2013 and 2012	4
Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	5
Condensed Consolidated Statement of Changes in Stockholders' Equity	6
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Executive Summary	30
Results of Operations	32
Liquidity and Capital Resources	40
Contractual Obligations and Other Commitments	44
Critical Accounting Policies	44
Forward-Looking Statements	44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

PART II

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	50

Item 6. Exhibits	51

Signature Page	53

Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.18
Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Gaming	$271,870	$255,936	$549,054	$515,598
Food and beverage	20,427	19,713	37,835	35,914
Lodging	10,786	11,050	18,760	19,572
Retail, entertainment and other	12,257	11,611	22,330	20,211
Total revenues	315,340	298,310	627,979	591,295
Expenses and other costs:
Gaming	155,383	143,089	311,592	285,928
Food and beverage	16,876	16,390	32,144	30,962
Lodging	5,270	5,389	10,160	9,754
Retail, entertainment and other	6,143	6,895	10,341	10,950
General and administrative	62,443	56,524	122,524	111,172
Depreciation and amortization	27,135	26,201	55,137	52,447
Pre-opening and development costs	17,208	4,212	24,769	6,970
Write-downs, reserves and recoveries, net	1,927	788	2,241	796
Total expenses and other costs	292,385	259,488	568,908	508,979
Operating income	22,955	38,822	59,071	82,316
Interest expense, net	(28,401)	(22,485)	(57,071)	(44,403)
Loss on early extinguishment of debt	—	—	—	(20,718)
Loss from equity method investments	—	(1,244)	(92,181)	(2,839)
Income (loss) from continuing operations before income taxes	(5,446)	15,093	(90,181)	14,356
Income tax (expense) benefit	251	(2,150)	(360)	(1,739)
Income (loss) from continuing operations	(5,195)	12,943	(90,541)	12,617
Income (loss) from discontinued operations, net of income taxes	88	(985)	43	(1,668)
Net income (loss)	(5,107)	11,958	(90,498)	10,949
Net loss attributable to non-controlling interest	(25)	—	(25)	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(5,082)	$11,958	$(90,473)	$10,949
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.09)	$0.21	$(1.55)	$0.20
Loss from discontinued operations, net of income taxes	—	(0.02)	—	(0.03)
Net income (loss) per common share—basic	$(0.09)	$0.19	$(1.55)	$0.17
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.09)	$0.21	$(1.55)	$0.20
Loss from discontinued operations, net of income taxes	—	(0.02)	—	(0.03)
Net income (loss) per common share—diluted	$(0.09)	$0.19	$(1.55)	$0.17
Number of shares—basic	58,523	62,536	58,431	62,365
Number of shares—diluted	58,523	62,901	58,431	62,739
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(5,107)	$11,958	$(90,498)	$10,949
Post-retirement plan benefit obligation, net of income taxes	—	4	—	9
Comprehensive income (loss)	(5,107)	11,962	(90,498)	10,958
Comprehensive loss attributable to non-controlling interest	(25)	—	(25)	—
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$(5,082)	$11,962	$(90,473)	$10,958
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,233	$101,792
Accounts receivable, net of allowance for doubtful accounts of $7,971 and $7,526	20,895	21,560
Inventories	6,600	6,728
Held-to-maturity securities	—	4,428
Prepaid expenses and other assets	21,067	12,179
Assets of discontinued operations held for sale	38,609	38,609
Total current assets	173,404	185,296
Restricted cash	5,667	5,667
Land, buildings, vessels and equipment, net	1,735,256	1,695,978
Goodwill	58,476	55,157
Equity method investments	1,541	91,424
Intangible assets, net	24,674	20,833
Other assets, net	61,581	54,639
Total assets	$2,060,599	$2,108,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,731	$33,234
Accrued interest	26,507	26,422
Accrued compensation	32,005	37,898
Accrued taxes	27,604	20,709
Other accrued liabilities	72,760	73,028
Deferred income taxes	3,012	3,210
Current portion of long-term debt	3,250	3,250
Total current liabilities	201,869	197,751
Long-term debt less current portion	1,456,232	1,437,251
Other long-term liabilities	22,825	23,382
Deferred income taxes	3,751	3,493
Total liabilities	1,684,677	1,661,877
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 58,623,418 and 58,206,813 shares outstanding, net of treasury shares	6,500	6,458
Additional paid in capital	1,061,662	1,053,919
Retained deficit	(632,652)	(542,179)
Accumulated other comprehensive income	9	9
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders' equity	364,429	447,117
Non-controlling interest	11,493	—
Total stockholders' equity	375,922	447,117
Total liabilities and stockholders' equity	$2,060,599	$2,108,994

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Attributable to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2013	58,207	$6,458	$1,053,919	$(542,179)	$9	$(71,090)	$447,117	$—	$447,117
Net loss	—	—	—	(90,473)	—	—	(90,473)	(25)	(90,498)
Non-controlling interest	—	—	—	—	—	—	—	12,429	12,429
Distribution to minority owner	—	—	—	—	—	—	—	(911)	(911)
Share-based compensation	—	—	5,421	—	—	—	5,421	—	5,421
Common stock issuance and option exercises	391	39	2,122	—	—	—	2,161	—	2,161
Tax benefit from stock option exercises	—	—	14	—	—	—	14	—	14
Share issuance	25	3	186	—	—	—	189	—	189
Balance as of June 30, 2013	58,623	$6,500	$1,061,662	$(632,652)	$9	$(71,090)	$364,429	$11,493	$375,922

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(90,498)	$10,949
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,137	52,479
Loss (gain) on disposal of assets	1,253	(144)
Loss from equity method investments	92,181	2,839
Loss on early extinguishment of debt	—	20,718
Reserve on uncollectible loan receivable	—	2,000
Amortization of debt issuance costs and debt discounts	3,351	3,240
Share-based compensation expense	5,421	5,206
Changes in operating assets and liabilities:
Receivables, net	518	7,016
Prepaid expenses and other	(8,168)	(6,428)
Accounts payable, accrued expenses and other	17,360	10,117
Net cash provided by operating activities	76,555	107,992
Cash flows from investing activities:
Capital expenditures	(106,389)	(156,914)
Equity method investments, inclusive of capitalized interest	(2,298)	(4,414)
Purchase of held-to-maturity debt securities	(5,853)	(20,062)
Proceeds from matured investments	4,428	—
Proceeds from sale of property and equipment	298	3,712
Net proceeds from sale of discontinued operations	—	10,784
Purchase of intangible assets	—	(1,057)
Proceeds from non-refundable deposit	2,550	—
Loans receivable, net	(4,586)	(5,785)
Refund of restricted cash	—	413
Net cash used in investing activities	(111,850)	(173,323)
Cash flows from financing activities:
Proceeds from Credit Facility	50,000	47,500
Repayments under Credit Facility	(30,000)	(103,500)
Proceeds from issuance of long-term debt	—	646,750
Repayment of long-term debt	(1,625)	(389,875)
Proceeds from common stock options exercised, net	2,288	631
Payments on other secured and unsecured notes payable	—	(653)
Distribution to non-controlling interest minority owner	(911)	—
Debt issuance and other financing costs	(16)	(12,836)
Net cash provided by financing activities	19,736	188,017
(Decrease) increase in cash and cash equivalents	(15,559)	122,686
Cash and cash equivalents at the beginning of the period	101,792	80,294
Cash and cash equivalents at the end of the period	$86,233	$202,980

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$53,832	$35,444
Cash payments related to income taxes, net	2,227	1,869
Increase (decrease) in construction-related deposits and liabilities	(16,047)	20,849

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

In December 2012, we entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar Casinos Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt (the "Merger"). Ameristar operates the following casinos: Ameristar Casino Resort Spa St. Charles; Ameristar Casino Hotel Kansas City; Ameristar Casino Hotel Council Bluffs; Ameristar Casino Resort Spa Black Hawk; Ameristar Casino Hotel Vicksburg; Ameristar Casino Hotel East Chicago; and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada.

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

We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.14 billion, not including the refinanced and assumed indebtedness. We intend to fund the cash required in connection with the Merger largely with debt financing. On August 5, 2013, PNK Finance Corp., our wholly-owned subsidiary, closed an offering of $850 million in aggregate principal amount of 6.375% senior notes due 2021. The proceeds of the offering are being held in escrow and will be released upon closing of the Merger. In addition, upon closing of the Merger, we anticipate entering into a new credit agreement which will provide for $1 billion in revolving credit facility and $1.6 billion in new term loans. The net proceeds from the offering of the 6.375% Notes, after deducting the initial purchasers' selling commissions and the estimated offering expenses payable of Pinnacle, are expected to be approximately $835 million. We intend to use the net proceeds from the offering, together with proceeds from an anticipated new credit facility, to finance the aggregate cash consideration for the Merger, pay related transaction fees and expenses, redeem our existing 8.625% senior notes due 2017 (the “8.625% Notes”) and provide working capital and funds for general corporate purposes after the Merger.

The Merger is expected to close in August 2013, subject to various conditions, including, among others the approval of the U.S. Federal Trade Commission ("FTC"). In May 2013, the FTC issued an administrative complaint regarding the Merger. In June 2013, we reached an agreement in principle with the Bureau of Competition staff of the FTC on proposed divestiture remedies to obtain anti-trust clearance for the Merger, which included a proposed sale of Lumiere Place Casino and Hotels and Ameristar's Lake Charles development project. In July 2013, we entered into a definitive agreement to sell the Ameristar Casino Lake Charles development project to GNLC Holdings, Inc. ("Golden Nugget"), subject to closing conditions and regulatory approvals. Golden Nugget will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at the time, less a $37 million credit. We anticipate a formal Consent Order detailing the terms and conditions of these proposed divestiture remedies and gaining anti-trust clearance to complete the Merger to be approved by the FTC in August 2013.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of June 30, 2013
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—
As of December 31, 2012
Liabilities:
Deferred compensation	$1.0	$1.0	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheet for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of June 30, 2013	(in millions)
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.0	$15.9	$—	$15.9	$—
Liabilities:
Long-term debt	$1,459.5	$1,523.0	$—	$1,523.0	$—
As of December 31, 2012
Assets:
Held-to-maturity securities	$14.4	$14.4	$—	$14.4	$—
Promissory notes	$4.0	$4.0	$—	$4.0	$—
Liabilities:
Long-term debt	$1,440.5	$1,532.1	$—	$1,532.1	$—

The estimated fair value for certain of our long-term held-to-maturity securities and our long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair value for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that rely on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair value of our long-term debt includes the fair value of our senior notes, senior subordinated notes and term loan using Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2013 and December 31, 2012.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.6 million at June 30, 2013. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, vessels and equipment are included in the determination of income.

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project, during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portions of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 2, Long-term Debt.

The following table presents a summary of our land, buildings, vessels and equipment:

	June 30, 2013	December 31, 2012
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$298.8	$291.9
Buildings, vessels and improvements	1,561.5	1,539.3
Furniture, fixtures and equipment	536.2	528.0
Construction in progress	88.8	47.9
Land, buildings, vessels and equipment, gross	2,485.3	2,407.1
Less: accumulated depreciation	(750.0)	(711.1)
Land, buildings, vessels and equipment, net	$1,735.3	$1,696.0

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

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. There were no impairments to goodwill or intangible assets during the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013, we acquired $3.3 million of goodwill and a $5.0 million intangible asset related to our acquisition of PRP. For further discussion, see Note 6, Investments and Acquisition Activities.
The mychoice Customer Loyalty Program: Our customer loyalty program, mychoice, offers incentives to customers who gamble at our casinos. Customers earn points based on their level of play that may be redeemed for benefits such as cash back, shopping, dining, hotel stays, or free credit that can be replayed in the slot machines or at table games. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At June 30, 2013 and December 31, 2012, we had accrued $13.3 million and $11.5 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Food and beverage	$19.8	$16.2	$38.7	$32.2
Lodging	8.9	7.9	17.1	15.4
Other	3.3	2.5	6.3	4.7
Total promotional allowances	$32.0	$26.6	$62.1	$52.3

Promotional allowance costs included in gaming expense	$23.0	$19.5	$46.3	$38.5

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Gaming taxes	$79.3	$76.0	$160.4	$152.4
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three and six months ended June 30, 2013 and 2012, respectively, they consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Ameristar acquisition	$16.6	$—	$23.3	$—
Other	0.6	4.2	1.5	7.0
Total pre-opening and development costs	$17.2	$4.2	$24.8	$7.0

Earnings per Share: For the three and six months ended June 30, 2013, we recorded net losses from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such periods and options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.6 million and 1.4 million for the three and six months ended June 30, 2013, respectively.

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

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. For the six months ended June 30, 2012, we reclassified $2.7 million in expenses included in "Food and beverage", "Lodging", "Retail, entertainment and other" and "General and administrative" in our unaudited Condensed Consolidated Statement of Operations to expenses included in "Gaming" in our unaudited Condensed Consolidated Statement of Operation as we believe these expenses are more closely associated with gaming activities. These reclassifications have no effect on previously reported operating income and net loss.

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

Note 2—Long-Term Debt
Long-term debt at June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012
	(in millions)
Senior Secured Credit Facility	$20.0	$—
Term Loan	318.3	319.7
7.75% Senior Subordinated Notes due 2022	325.0	325.0
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	446.2	445.8
	1,459.5	1,440.5
Less current maturities	(3.3)	(3.3)
	$1,456.2	$1,437.3
Senior Secured Credit Facility: In August 2011, we entered into the Fourth Amended and Restated Credit Agreement (the "Credit Facility") with a revolving credit commitment of $410 million, which matures in August 2016. As of June 30, 2013, we had $20 million outstanding under the revolving credit facility, and had $8.1 million committed under letters of credit. In addition, upon closing of the Merger with Ameristsar, we anticipate entering into a new credit agreement which will provide for $1 billion in revolving credit facility and $1.6 billion in new term loans.

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

7.75% Senior Subordinated Notes due 2022: On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par with interest payable on April 1st and October 1st of each year. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318 million.

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

Loss on early extinguishment of debt: During the six months ended June 30, 2012, we incurred a $20.7 million loss related to the early redemption of our then existing 7.50% senior subordinated notes due 2015. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original issuance discount costs.
Interest expense, net of capitalized interest and interest income was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest expense	$29.3	$29.1	$58.5	$56.5
Interest income	(0.1)	(0.2)	(0.2)	(0.3)
Capitalized interest	(0.8)	(6.4)	(1.2)	(11.8)
Interest expense, net	$28.4	$22.5	$57.1	$44.4

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest decreased in 2013 as compared to 2012 due to L'Auberge Casino and Hotel Baton Rouge construction prior to the September 2012 opening, and our investment in ACDL. During 2012, we capitalized interest on our investment in ACDL, as ACDL had not completed construction of phase one of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. Construction of phase one of this development was substantially completed in the first quarter of 2013 and phase one of the integrated resort opened in July 2013.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and six months ended June 30, 2013 was 4.6%, or a benefit of $0.3 million, and 0.4%, or an expense of $0.4 million, as compared to an effective tax rate of 14.2%, or an expense of $2.2 million and 12.1%, or an expense of $1.7 million, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance adjustment against a portion of our deferred tax assets, and a reserve for unrecognized tax benefits. A substantial portion of our tax provision represents state taxes in the jurisdiction of Indiana and Louisiana where we have no valuation allowance. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to $4.0 million during the next twelve months.

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

Note 4—Employee Benefit Plans
Share-based Compensation: As of June 30, 2013, we had approximately 6.2 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below. In addition, we had approximately 3.4 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Share-based compensation expense	$3.5	$3.2	$5.3	$5.3

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2013	5,519,345	$11.78
Granted	474,259	$20.10
Exercised	(237,709)	$9.49
Canceled, Forfeited	(166,300)	$13.28
Options outstanding at June 30, 2013	5,589,595	$12.54
Options exercisable at June 30, 2013	3,043,761	$12.66
Expected to vest after June 30, 2013	1,903,333	$12.52

The unamortized compensation costs not yet expensed related to stock options totaled approximately $14.8 million at June 30, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $2.3 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the six months ended June 30,
	2013	2012
Weighted-average grant date fair value	$9.94	$4.96
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2013	220,537	$11.33
Granted	487,914	$13.91
Vested	(110,511)	$15.72
Canceled, Forfeited	(30,832)	$9.63
Unvested shares at June 30, 2013	567,108	$12.79

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $6.3 million at June 30, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2013	—	$—
Granted	122,776	$25.14
Unvested shares at June 30, 2013	122,776	$25.14

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Loss (gain) on disposal of assets	$0.8	$0.8	$1.1	$(1.2)
Reserve on uncollectable loan receivable	—	—	—	2.0
Gain on collection of loan receivables	—	—	(0.2)	—
Impairment of assets	1.1	—	1.3	—
Write-downs, reserves and recoveries, net	$1.9	$0.8	$2.2	$0.8
Loss (gain) on disposal of assets: We recorded a loss of $0.8 million and $1.1 million during the three and six months ended June 30, 2013, respectively, related to the disposal of slot and other equipment at our properties in the normal course of business. During the six months ended June 30, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the compensation for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. The gain was offset by losses on disposals of slot and other equipment and write-off of design fees in the normal course of business.
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
Impairment of assets: We own Sales Tax Anticipation Revenue ("STAR") bonds issued by Reno, Nevada, which were originally purchased in 2010. These bonds, in part, were issued to fund certain road access improvements that benefited our owned Boomtown Reno property. During the second quarter of 2013, we recorded an impairment charge totaling $1.1 million related to these STAR bonds. The fair value was calculated using discounted cash flows using Level 3 inputs, as there is not an active market for these bonds.

Note 6—Investments and Acquisition Activities

ACDL Investment: In August 2011, we invested in ACDL in exchange for a minority ownership interest, which was accounted for under the equity method. During the fourth quarter of 2012, we concluded that the carrying value of our investment in ACDL experienced a decline in value due to delays in receiving necessary approvals from the Vietnamese government for opening the casino as originally anticipated in the project scope, and funding issues thats resulted from the delays in approval. We recorded an impairment of approximately $25 million as of December 31, 2012. During the first quarter of 2013, MGM Hospitality International Holdings Limited ("MGM"), the anticipated manager of the casino operations, terminated their management agreement with ACDL for failure to meet certain milestones, including obtaining the necessary government approvals. During the first quarter of 2013, we concluded that the carrying value of our investment in ACDL experienced a further decline in value due to the management agreement termination, the uncertainty of project funding, and additional capital needs of ACDL. As a result, we recorded an impairment of approximately $92.2 million, impairing the remaining asset carrying value of our investment in ACDL. To estimate fair value, we used a discounted cash flow analysis based on estimated future results of ACDL and market indicators of terminal year capitalization rates. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future ACDL net income, if any, equals the share of ACDL net losses not recognized during the period the equity method was suspended. On July 26, 2013, the first integrated resort of the Ho Tram Strip project opened to the public.

Equity Method Investment: During the first quarter of 2012, we committed to invest $2.0 million in Farmworks, a land re-utilization project in downtown St. Louis. As of June 30, 2013, we have invested $1.5 million included in "Equity method investment" in our unaudited Condensed Consolidated Balance Sheet. This investment is accounted for under the equity method.

Retama Park Racetrack: In April 2012, we acquired certain bonds (the "RDC Bonds") and promissory notes (the "RDC Notes") issued by the Retama Development Corporation ("RDC") and a 50% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights" and together with the RDC Bonds and RDC Notes, the "Acquired Property") for cash consideration of $7.8 million. On January 29, 2013, we acquired 75.5% of the equity of PRP through a contribution of a majority of the Acquired Property, cash funding of $16.7 million, and commitments to future capital funding up to $2.0 million annually over the next five years. Cash consideration in the transaction was used primarily to refinance existing RDC indebtedness and to provide RDC working capital.

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

As of June 30, 2013, we held $9.0 million in promissory notes issued by RDC, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet, which have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. Uncertainty exists as to RDC's ability to make these interest payments, therefore we have not recorded accrued interest on these promissory notes.

Heartland Poker Tour: In July 2012, we closed on an agreement to purchase substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc., owners of the Heartland Poker Tour and other related assets and intellectual property, for total consideration of $4.6 million. The purchase was accounted for as a business combination. The purchase price for the assets of Federated Sports & Gaming Inc. and Federated Heartland, Inc. was allocated based upon estimated fair values of the assets, with the excess of estimated fair value over the net book value of the assets acquired recorded as goodwill. The allocation of fair value was finalized during the fourth quarter of 2012.

Investments Securities: As of June 30, 2013, we held $3.4 million in STAR bonds, with long-term contractual maturities, issued through the City of Reno, Nevada, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet. The STAR bonds are held at an amortized cost basis, which was reduced by an impairment charge taken during the second quarter of 2013 totaling $1.1 million.

As of June 30, 2013, we held, at amortized cost, $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

Note 7—Discontinued Operations
Discontinued operations for June 30, 2013 consist primarily of land from our former Boomtown Reno operations and our Atlantic City operations. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 1 and 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.
Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. Actual net cash proceeds in the sale, at closing, totaled approximately $10.8 million, net of approximately $2.1 million in cash acquired by the casino-resort buyers in the sale. In March 2013, we agreed to a final working capital adjustment with the casino-resort buyer in which we received an additional $0.5 million in cash proceeds towards the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of our membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. During the second quarter of 2013, this option was extended into the third quarter of 2013. A dispute arose regarding the exercise of the option and on August 5, 2013, we filed suit in the Eight Judicial District Court, Clark County, against the option holder and its affiliates seeking specific performance requiring the option holder to close on the purchase and, in the alternative, damages. We intend to pursue our remedies vigorously. In addition, Pinnacle continues to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.
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
Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$0.7	$9.6	$0.9	$18.1
Operating income (loss)	$0.1	$(1.1)	$—	$(1.8)
Income tax benefit	—	0.1	—	0.1
Income (loss) from discontinued operations, net of taxes	$0.1	$(1.0)	$—	$(1.7)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Land	$36.6	$36.6
Other assets, net	2.0	2.0
Total assets	$38.6	$38.6
Liabilities:
Total liabilities	$—	$—
Net assets	$38.6	$38.6

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for L'Auberge Casino & Hotel Baton Rouge: In April 2010, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of L'Auberge Baton Rouge. In May 2011, we entered into an amendment to the agreement, which, among other things, provided that the contractor would complete the construction of the casino for the total guaranteed maximum price of approximately $249.0 million. In May 2013, we entered into a settlement agreement with the general contractor, which among other things increased the total guaranteed maximum price by approximately $9.0 million, including all undisputed change orders, for a total of $258.0 million.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375 million, pursuant to the lease and development agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We are also required to invest an additional $75.0 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, which we expect to open in the third quarter of 2013, (b) a meeting room/event space with at least 10,000 square feet, which was completed and opened in June 2013 and (c) a parking garage with a minimum of 1,600 parking spaces, which was completed and opened in November 2012. We are required to achieve substantial completion of the second phase by October 31, 2013. In the event that the second phase is not substantially completed by October 31, 2013, we are required to pay liquidated damages of $2.0 million beginning on November 1, 2013. In each subsequent year that the second phase is not opened, the amount of liquidated damages ($2 million) increases by $1.0 million, $3.0 million in 2014, $4.0 million in 2015, $5.0 million in 2016 and $6.0 million in 2017. As a result, the maximum amount of liquidated damages that we would have to pay if the second phase is not completed is $20.0 million. Our $82.0 million expansion project at River City, which is expected to be completed in the third quarter of 2013, is expected to fulfill this commitment without penalty.

Guaranteed Maximum Price Agreement for River Downs: In January 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the mobilization, demolition, site work and foundation work for River Downs. This agreement provides, among other things, that the general contractor will complete the initial work for a total guaranteed maximum price of approximately $20.1 million. In July 2013, we entered into an amendment to the agreement with the general contractor, which provides that the guaranteed date of completion for the River Downs project is May 1, 2014 and the total guaranteed maximum price for the construction of the River Downs project is approximately $119.6 million, which includes the $20.1 million described above.

Guaranteed Maximum Price Agreement for Boomtown New Orleans: In February 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of a 150-guestroom hotel tower at our Boomtown New Orleans property for a total guaranteed maximum price of approximately $14.2 million.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At June 30, 2013 and December 31, 2012, we had total self-insurance accruals of $17.4 million and $16.5 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

Ameristar Lawsuit: On December 24, 2012, a putative shareholder class action lawsuit related to our proposed acquisition of Ameristar Casinos, Inc. (“Ameristar”) was filed in Nevada District Court for Clark County (hereafter “Nevada District Court”), captioned Joseph Grob v. Ameristar Casinos, Inc., et al. (the “Grob action”).  The complaint names Ameristar and members of Ameristar's Board of Directors (the “Ameristar Defendants”); and Pinnacle Entertainment, Inc., PNK Holdings, Inc., and PNK Development 32, Inc. as defendants (the “Pinnacle Defendants”).  The complaint generally alleges that the Board of Directors of Ameristar, aided and abetted by Ameristar and the Pinnacle Defendants, breached their fiduciary duties owed to Ameristar's shareholders in connection with Pinnacle's proposed acquisition of Ameristar.  The action includes claims for, among other things, an injunction halting the proposed acquisition of Ameristar by Pinnacle, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. Thereafter, other plaintiffs filed additional complaints in the same court making essentially the same allegations and seeking similar relief to the Grob action. On January 15, 2013, the Court issued an order consolidating the actions, and any subsequently filed actions, into a single, consolidated action.  On April 16, 2013, the Nevada District Court heard plaintiffs' motion for a preliminary injunction to require additional disclosure in Ameristar's proxy statement and denied plaintiffs' request. On August 5, 2013, the parties filed a stipulation and order for voluntary dismissal of action without prejudice.

FTC Litigation: On May 28, 2013, the U.S. Federal Trade Commission (the “FTC”) filed a civil administrative complaint alleging that the merger with Ameristar Casinos, Inc. would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust law. Since that time, the parties have made significant progress toward resolving the matter without the need for administrative litigation. On June 17, 2013, Pinnacle publicly announced that it had reached an agreement in principle with the Bureau of Competition Staff of the FTC (the “Bureau of Competition Staff”) that, subject to negotiation of a consent order, the FTC approval and gaming regulatory approvals, would permit the consummation of the Acquisition. Under the agreement in principle, we intend to sell Ameristar's casino hotel development project in Lake Charles, Louisiana, and Lumière Place Casino, HoteLumière and the Four Seasons Hotel in St. Louis, Missouri (collectively, the “Disposition Properties”), subject to FTC approval and gaming regulatory approvals.

We have negotiated a consent order with the Bureau of Competition Staff, which would permit Pinnacle to complete the merger subject to any divestitures and other terms and conditions specified in the consent order. The consent order must be approved by a vote of the FTC, which may accept or reject all or some of the terms and conditions. Prior to the sales of the Disposition Properties, we anticipate that the consent order terms will require that the Disposition Properties be operated by a third party separately from and independently of Pinnacle's other businesses in accordance with the conditions and restrictions set forth in the consent order. We anticipate that the consent order terms will provide that Pinnacle will continue to receive the economic benefits derived from the continuing operations of the Disposition Properties, pending the completion of the sales, but will not have control of the day-to-day operations of such properties. In addition, we anticipate that the consent order terms also will require Pinnacle to continue to fund development of Ameristar's Lake Charles development pending the sale of the property. Furthermore, if we fail to divest any of the Disposition Properties before the expiration of any deadlines that may be imposed by the FTC or does so in a manner or condition that does not comply with the consent order, in addition to potential civil penalties, the FTC may appoint a trustee to divest a different package of assets than the Disposition Properties in order to make the divestitures viable, competitive or more readily marketable. On August 5, 2013, the FTC ordered that the matter be withdrawn from adjudication to enable the FTC to consider the proposed consent order.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $45.6 million in cash and other assets as of June 30, 2013, which includes a subsidiary that owns a minority equity interest in ACDL; a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack; and certain non-material subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes, as well as our Credit Facility. Our Atlantic City subsidiaries and the subsidiary that owns our equity interest in Retama Park Racetrack do not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$271.9	$—	$—	$271.9
Food and beverage	—	20.4	—	—	20.4
Lodging	—	10.8	—	—	10.8
Retail, entertainment and other	—	12.2	—	—	12.2
	—	315.3	—	—	315.3
Expenses:
Gaming	—	155.4	—	—	155.4
Food and beverage	—	16.9	—	—	16.9
Lodging	—	5.3	—	—	5.3
Retail, entertainment and other	—	6.1	—	—	6.1
General and administrative and other	8.9	53.4	0.2	—	62.5
Pre-opening and development costs	16.6	0.4	0.2	—	17.2
Depreciation and amortization	1.0	26.1	—	—	27.1
Write-downs, reserves and recoveries, net	1.1	0.8	—	—	1.9
	27.6	264.4	0.4	—	292.4
Operating income (loss)	(27.6)	50.9	(0.4)	—	22.9
Equity earnings of subsidiaries	48.3	—	—	(48.3)	—
Interest expense, net	(29.2)	0.8	—	—	(28.4)
Income (loss) from continuing operations before inter-company activity and income taxes	(8.5)	51.7	(0.4)	(48.3)	(5.5)
Management fee & inter-company interest	3.1	(3.1)	—	—	—
Income tax benefit	0.3	—	—	—	0.3
Income (loss) from continuing operations	(5.1)	48.6	(0.4)	(48.3)	(5.2)
Income from discontinued operations, net of taxes	—	0.1	—	—	0.1
Net income (loss)	$(5.1)	$48.7	$(0.4)	$(48.3)	$(5.1)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$549.1	$—	$—	$549.1
Food and beverage	—	37.8	—	—	37.8
Lodging	—	18.8	—	—	18.8
Retail, entertainment and other	0.1	22.3	—	—	22.4
	0.1	628.0	—	—	628.1
Expenses:
Gaming	—	311.6	—	—	311.6
Food and beverage	—	32.1	—	—	32.1
Lodging	—	10.2	—	—	10.2
Retail, entertainment and other	—	10.3	—	—	10.3
General and administrative and other	15.2	107.0	0.3	—	122.5
Pre-opening and development costs	23.7	0.8	0.3	—	24.8
Depreciation and amortization	2.6	52.5	—	—	55.1
Write-downs, reserves and recoveries, net	1.1	1.3	(0.1)	—	2.3
	42.6	525.8	0.5	—	568.9
Operating income (loss)	(42.5)	102.2	(0.5)	—	59.2
Equity earnings of subsidiaries	4.9	—	—	(4.9)	—
Interest expense, net	(58.2)	1.1	—	—	(57.1)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(95.8)	103.3	(92.7)	(4.9)	(90.1)
Management fee & inter-company interest	5.8	(5.8)	—	—	—
Income tax expense	(0.4)	—	—	—	(0.4)
Income (loss) from continuing operations	(90.4)	97.5	(92.7)	(4.9)	(90.5)
Income from discontinued operations, net of taxes	—	0.1	—	—	0.1
Net income (loss)	$(90.4)	$97.6	$(92.7)	$(4.9)	$(90.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$255.9	$—	$—	$255.9
Food and beverage	—	19.7	—	—	19.7
Lodging	—	11.1	—	—	11.1
Retail, entertainment and other	—	11.6	—	—	11.6
	—	298.3	—	—	298.3
Expenses:
Gaming	—	143.1	—	—	143.1
Food and beverage	—	16.4	—	—	16.4
Lodging	—	5.4	—	—	5.4
Retail, entertainment and other	—	6.9	—	—	6.9
General and administrative and other	7.4	49.0	0.1	—	56.5
Pre-opening and development costs	0.6	3.6	—	—	4.2
Depreciation and amortization	0.7	25.5	—	—	26.2
Write-downs, reserves and recoveries, net	—	0.8	—	—	0.8
	8.7	250.7	0.1	—	259.5
Operating income (loss)	(8.7)	47.6	(0.1)	—	38.8
Equity earnings of subsidiaries	42.9	—	—	(42.9)	—
Interest expense, net	(29.0)	4.5	2.0	—	(22.5)
Loss from equity method investment	—	—	(1.2)	—	(1.2)
Income (loss) from continuing operations before inter-company activity and income taxes	5.2	52.1	0.7	(42.9)	15.1
Management fee & inter-company interest	8.9	(6.9)	(2.0)	—	—
Income tax expense	(2.2)	—	—	—	(2.2)
Income (loss) from continuing operations	11.9	45.2	(1.3)	(42.9)	12.9
Loss from discontinued operations, net of taxes	—	(1.0)	—	—	(1.0)
Net income (loss)	$11.9	$44.2	$(1.3)	$(42.9)	$11.9

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$515.6	$—	$—	$515.6
Food and beverage	—	35.9	—	—	35.9
Lodging	—	19.6	—	—	19.6
Retail, entertainment and other	0.1	20.1	—	—	20.2
	0.1	591.2	—	—	591.3
Expenses:
Gaming	—	285.9	—	—	285.9
Food and beverage	—	31.0	—	—	31.0
Lodging	—	9.8	—	—	9.8
Retail, entertainment and other	—	11.0	—	—	11.0
General and administrative and other	14.2	96.5	0.3	—	111.0
Pre-opening and development costs	1.3	5.7	—	—	7.0
Depreciation and amortization	1.4	51.1	—	—	52.5
Write-downs, reserves and recoveries, net	—	(1.2)	2.0	—	0.8
	16.9	489.8	2.3	—	509.0
Operating income (loss)	(16.8)	101.4	(2.3)	—	82.3
Equity earnings of subsidiaries	89.8	—	—	(89.8)	—
Interest expense, net	(56.3)	7.8	4.1	—	(44.4)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(2.8)	—	(2.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(4.0)	109.2	(1.0)	(89.8)	14.4
Management fee & inter-company interest	16.7	(12.6)	(4.1)	—	—
Income tax expense	(1.7)	—	—	—	(1.7)
Income (loss) from continuing operations	11.0	96.6	(5.1)	(89.8)	12.7
Loss from discontinued operations, net of taxes	—	(1.7)	—	—	(1.7)
Net income (loss)	$11.0	$94.9	$(5.1)	$(89.8)	$11.0

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of June 30, 2013
Balance Sheet
Current assets	$16.6	$108.9	$9.3	$—	$134.8
Property and equipment, net	21.0	1,708.2	6.1	—	1,735.3
Other non-current assets	44.1	78.3	28.0	—	150.4
Investment in subsidiaries	1,820.5	—	—	(1,820.5)	—
Equity method investment	—	—	1.5	—	1.5
Assets of discontinued operations held for sale	—	38.6	0.7	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
Total assets	$1,903.4	$1,934.0	$45.6	$(1,822.4)	$2,060.6
Current liabilities	$68.9	$132.9	$0.1	$—	$201.9
Long-term debt (excluding current portion)	1,456.2	—	—	—	1,456.2
Other non-current liabilities	13.9	12.7	—	—	26.6
Inter-company	—	—	1.2	(1.2)	—
Total liabilities	1,539.0	145.6	1.3	(1.2)	1,684.7
Additional paid in capital	1,061.7	1,287.3	301.5	(1,588.8)	1,061.7
Retained deficit	(632.7)	500.7	(268.7)	(232.0)	(632.7)
Common stock, treasury stock and other	(64.6)	0.4	—	(0.4)	(64.6)
Total Pinnacle stockholders' equity	364.4	1,788.4	32.8	(1,821.2)	364.4
Non-controlling interest	—	—	11.5	—	11.5
Total equity	364.4	1,788.4	44.3	(1,821.2)	375.9
Total liabilities and stockholders' equity	$1,903.4	$1,934.0	$45.6	$(1,822.4)	$2,060.6
As of December 31, 2012
Balance Sheet
Current assets	$17.4	$106.3	$23.0	$—	$146.7
Property and equipment, net	21.7	1,672.8	1.5	—	1,696.0
Other non-current assets	47.4	74.5	14.4	—	136.3
Investment in subsidiaries	1,861.4	—	—	(1,861.4)	—
Equity method investment	—	—	91.4	—	91.4
Assets of discontinued operations held for sale	—	38.6	0.7	(0.7)	38.6
Inter-company	1.2	—	—	(1.2)	—
Total assets	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0
Current liabilities	$50.9	$146.3	$0.6	$—	$197.8
Long-term debt (excluding current portion)	1,437.3	—	—	—	1,437.3
Other non-current liabilities	13.8	12.7	0.3	—	26.8
Inter-company	—	—	1.2	(1.2)	—
Total liabilities	1,502.0	159.0	2.1	(1.2)	1,661.9
Additional paid in capital	1,053.9	1,328.1	303.4	(1,631.5)	1,053.9
Retained deficit	(542.2)	404.5	(174.5)	(230.1)	(542.3)
Common stock, treasury stock and other	(64.6)	0.6	—	(0.5)	(64.5)
Total equity	447.1	1,733.2	128.9	(1,862.1)	447.1
Total liabilities and stockholders' equity	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2013
Statement of Cash Flows
Cash provided by (used in) operating activities	$(22.0)	$99.7	$(1.1)	$—	$76.6
Capital expenditures	(2.9)	(103.5)	—	—	(106.4)
Purchase of held-to-maturity debt securities	—	—	(5.8)	—	(5.8)
Proceeds from matured investments	4.4	—	—	—	4.4
Loan receivable, net	—	—	(4.6)	—	(4.6)
Other	—	2.5	(2.0)	—	0.5
Cash provided by (used in) investing activities	1.5	(101.0)	(12.4)	—	(111.9)
Proceeds from Credit Facility	50.0	—	—	—	50.0
Repayments under Credit Facility	(30.0)	—	—	—	(30.0)
Repayment of long-term debt	(1.6)	—	—	—	(1.6)
Other	1.3	—	—	—	1.3
Cash provided by financing activities	19.7	—	—	—	19.7
Decrease in cash and cash equivalents	(0.8)	(1.3)	(13.5)	—	(15.6)
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$4.7	$72.2	$9.3	$—	$86.2

For the six months ended June 30, 2012
Statement of Cash Flows
Cash provided by (used in) operating activities	$(74.8)	$143.4	$39.4	$—	$108.0
Capital expenditures	(3.0)	(153.5)	(0.5)	—	(157.0)
Purchase of held-to-maturity debt securities	(4.5)	—	(15.5)	—	(20.0)
Net proceeds from sale of discontinued operations	—	10.8	—	—	10.8
Loan receivable, net	—	—	(5.8)	—	(5.8)
Other	—	3.8	(5.1)	—	(1.3)
Cash used in investing activities	(7.5)	(138.9)	(26.9)	—	(173.3)
Proceeds from Credit Facility	47.5	—	—	—	47.5
Repayment under Credit Facility	(103.5)	—	—	—	(103.5)
Proceeds from issuance of long-term debt	646.8	—	—	—	646.8
Repayment of long-term debt	(389.9)	—	—	—	(389.9)
Debt issuance and other financing costs	(12.9)	—	—	—	(12.9)
Other	—	—	—	—	—
Cash provided by financing activities	188.0	—	—	—	188.0
Increase in cash and cash equivalents	105.7	4.5	12.5	—	122.7
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$123.0	$52.5	$27.5	$—	$203.0
_______________________

(a)
The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: ACE Gaming, LLC; AREM MLK, LLC; AREP Boardwalk Properties LLC; Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Casino One Corporation; Louisiana-I Gaming; Mitre Associates LLC; PNK (Baton Rouge) Partnership; PNK (Biloxi), LLC; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK Development 13, LLC; PNK (ES), LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; PNK (STLH), LLC; PNK (ST. LOUIS RE), LLC; and PSW Properties LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude: subsidiaries with approximately $45.6 million in cash and other assets, which represent a subsidiary that owns a minority interest in ACDL; a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack; and certain non-material subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to income (loss) from continuing operations for the three and six months ended June 30, 2013 and 2012.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues:
L'Auberge Lake Charles	$93.1	$100.9	$183.4	$197.8
St. Louis (a)	97.9	100.4	194.2	200.7
Boomtown New Orleans	30.7	31.7	61.5	64.6
L'Auberge Baton Rouge	36.6	—	73.3	—
Belterra Casino Resort	34.7	40.5	69.6	78.8
Boomtown Bossier City	18.4	20.3	39.4	43.0
Racetrack (b)	3.7	4.5	6.1	6.3
Other	0.2	—	0.5	0.1
Total Revenue	$315.3	$298.3	628.0	$591.3
Adjusted EBITDA (c):
L'Auberge Lake Charles	$26.0	$30.4	$52.9	$60.1
St. Louis (a)	26.1	25.2	51.1	50.8
Boomtown New Orleans	10.5	10.0	20.8	21.0
L'Auberge Baton Rouge	5.7	—	10.8	—
Belterra Casino Resort	7.6	8.4	14.0	16.5
Boomtown Bossier City	3.9	4.6	9.4	10.5
Racetrack (b)	(1.0)	(0.4)	(1.1)	(0.8)
Other	—	—	(0.1)	—
	78.8	78.2	157.8	158.1
Corporate expenses (d)	(6.2)	(5.0)	(11.2)	(10.4)
Consolidated Adjusted EBITDA (c)	$72.6	$73.2	$146.6	$147.7
Other benefits (costs):
Depreciation and amortization	(27.1)	(26.2)	(55.1)	(52.4)
Pre-opening and development costs	(17.2)	(4.2)	(24.8)	(7.0)
Non-cash share-based compensation expense	(3.5)	(3.2)	(5.3)	(5.3)
Write-downs, reserves and recoveries, net	(1.9)	(0.8)	(2.2)	(0.8)
Interest expense, net	(28.4)	(22.5)	(57.1)	(44.4)
Loss from equity method investment	—	(1.2)	(92.2)	(2.8)
Loss on early extinguishment of debt	—	—	—	(20.7)
Income tax (expense) benefit	0.3	(2.2)	(0.4)	(1.7)
Income (loss) from continuing operations	$(5.2)	$12.9	$(90.5)	$12.6

	For the six months ended June 30,
	2013	2012
	(in millions)
Capital expenditures:
L'Auberge Lake Charles	$19.6	$4.8
St. Louis (a)	41.6	10.2
Boomtown New Orleans	1.9	3.7
L'Auberge Baton Rouge	18.1	131.1
Belterra Casino Resort	4.1	1.2
Boomtown Bossier City	2.2	1.6
Racetrack (b)	15.8	0.9
Corporate and other, including development projects and discontinued operations	3.1	3.4
	$106.4	$156.9

	June 30, 2013	December 31, 2012
	(in millions)
Assets
L'Auberge Lake Charles	$322.7	$319.6
St. Louis (a)	779.3	748.0
Boomtown New Orleans	75.1	73.8
L'Auberge Baton Rouge	389.4	404.0
Belterra Casino Resort	168.7	173.0
Boomtown Bossier City	82.4	83.2
Racetrack (b)	64.7	42.7
Corporate and other, including development projects and discontinued operations	178.3	264.7
	$2,060.6	$2,109.0

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)	Our Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs.

(c)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(d)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

Note 11—Subsequent Events

Subsequent to quarter end, we entered into a definitive agreement to sell the Ameristar Lake Charles development project to Golden Nugget, subject to closing conditions and regulatory approvals. Golden Nugget will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at that time, less a $37 million credit. Golden Nugget will complete the development project following the closing of the transaction.

On August 5, 2013, we closed an offering of $850 million in aggregate principal amount of 6.375% senior notes due 2021 (the “6.375 Notes”). The proceeds of the offering are being held in escrow and will be released upon closing of the Merger. In addition, upon closing of the Merger, we anticipate entering into a new credit agreement which will provide for $1 billion in revolving credit facility and $1.6 billion in new term loans. The net proceeds from the offering of the 6.375% Notes, after deducting the initial purchasers' selling commissions and the estimated offering expenses payable of Pinnacle, are expected to be approximately $835 million. We intend to use the net proceeds from the offering together with the proceeds from our anticipated new credit facility, to finance the aggregate cash consideration for the merger with Ameristar, pay related transaction fees and expenses, redeem our 8.625% Notes and provide working capital and funds for general corporation purposes after the Merger.

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

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We operate L'Auberge Lake Charles in Lake Charles, Louisiana; River City Casino and Lumière Place in St. Louis, Missouri; Boomtown New Orleans in New Orleans, Louisiana; L'Auberge Baton Rouge in Baton Rouge, Louisiana; Belterra Casino Resort in Vevay, Indiana; and Boomtown Bossier City in Bossier City. In addition, we own and operate a racetrack facility, River Downs, in Cincinnati, Ohio, manage a racetrack facility, Retama Park Racetrack, in San Antonio, Texas, and own and operate a live and televised poker tournament series, Heartland Poker Tour. We also own a minority equity interest in Asian Coast Development (Canada) Ltd. ("ACDL"), a British Columbia corporation, that is developing Vietnam's first integrated resort near Ho Chi Minh City.

In December 2012, we entered into a definitive agreement to acquire all of the outstanding common shares of Ameristar Casinos Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt (the “Merger”). Ameristar operates the following casinos: Ameristar Casino Resort Spa St. Charles; Ameristar Casino Hotel Kansas City; Ameristar Casino Hotel Council Bluffs; Ameristar Casino Resort Spa Black Hawk; Ameristar Casino Hotel Vicksburg; Ameristar Casino Hotel East Chicago; and Cactus Petes Resort Casino and The Horseshu Hotel and Casino in Jackpot, Nevada.

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

We estimate that the total amount of funds required to complete the Merger and pay related fees and expenses will be approximately $1.14 billion, not including the refinanced and assumed indebtedness. We intend to fund the cash required in connection with the Merger largely with debt financing. On August 5, 2013, we closed an offering of $850 million in aggregate principal amount of 6.375% senior notes due 2021 (the “6.375% Notes”). The proceeds of the offering are being held in escrow and will be released upon closing of the Merger. In addition, upon closing of the Merger, we anticipate entering into a new credit agreement which will provide for $1 billion in revolving credit facility and $1.6 billion in new term loans. The net proceeds from the offering of the 6.375% Notes, after deducting the initial purchasers' selling commissions and the estimated offering expenses payable of Pinnacle, are expected to be approximately $835 million. We intend to use the net proceeds from the offering, together with proceeds from an anticipated new credit facility, to finance the aggregate cash consideration for the Merger, pay related transaction fees and expenses, redeem our existing 8.625% senior notes due 2017 (the “8.625% Notes”) and provide working capital and funds for general corporate purposes after the Merger.

The completion of the Merger is expected to close in August 2013, subject to various conditions, including, among others the approval of the U.S. Federal Trade Commission ("FTC"). In May 2013, FTC issued an administrative complaint regarding the Merger. In June 2013, we reached an agreement in principle with the Bureau of Competition staff of the FTC on proposed divestitures remedies to obtain anti-trust clearance for the Merger, which included a proposed sale of Lumiere Place Casino and Hotels and Ameristar's Lake Charles development project. In July 2013, we entered into a definitive agreement to sell the Ameristar Casino Lake Charles development project to GNLC Holdings, Inc. ("Golden Nugget"), subject to closing conditions and regulatory approvals. Golden Nugget will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at the time, less a $37 million credit. We anticipate a formal Consent Order detailing the terms and conditions of these proposed divestiture remedies and gaining anti-trust clearance to complete the Merger to be approved by the FTC in August 2013.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2013 and 2012. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues:
L'Auberge Lake Charles	$93.1	$100.9	$183.4	$197.8
St. Louis (a)	97.9	100.4	194.2	200.7
Boomtown New Orleans	30.7	31.7	61.5	64.6
L'Auberge Baton Rouge	36.6	—	73.3	—
Belterra Casino Resort	34.7	40.5	69.6	78.8
Boomtown Bossier City	18.4	20.3	39.4	43.0
Racetrack (b)	3.7	4.5	6.1	6.3
Other	0.2	—	0.5	0.1
Total Revenue	$315.3	$298.3	628.0	$591.3
Adjusted EBITDA (c):
L'Auberge Lake Charles	$26.0	$30.4	$52.9	$60.1
St. Louis (a)	26.1	25.2	51.1	50.8
Boomtown New Orleans	10.5	10.0	20.8	21.0
L'Auberge Baton Rouge	5.7	—	10.8	—
Belterra Casino Resort	7.6	8.4	14.0	16.5
Boomtown Bossier City	3.9	4.6	9.4	10.5
Racetrack (b)	(1.0)	(0.4)	(1.1)	(0.8)
Other	—	—	(0.1)	—
	78.8	78.2	157.8	158.1
Corporate expenses (d)	(6.2)	(5.0)	(11.2)	(10.4)
Consolidated Adjusted EBITDA (c)	$72.6	$73.2	$146.6	$147.7
Other benefits (costs):
Depreciation and amortization	(27.1)	(26.2)	(55.1)	(52.4)
Pre-opening and development costs	(17.2)	(4.2)	(24.8)	(7.0)
Non-cash share-based compensation expense	(3.5)	(3.2)	(5.3)	(5.3)
Write-downs, reserves and recoveries, net	(1.9)	(0.8)	(2.2)	(0.8)
Interest expense, net	(28.4)	(22.5)	(57.1)	(44.4)
Loss from equity method investment	—	(1.2)	(92.2)	(2.8)
Loss on early extinguishment of debt	—	—	—	(20.7)
Income tax (expense) benefit	0.3	(2.2)	(0.4)	(1.7)
Income (loss) from continuing operations	$(5.2)	$12.9	$(90.5)	$12.6

(a)	Our St. Louis segment consists of Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière) and River City.

(b)	Our Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs.

(c)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as a performance measure to analyze the performance of our business, and is especially relevant in evaluating large, long-lived casino-hotel projects because it provides a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations as they are discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because it is an indicator of the strength and performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculation of Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(d)	Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations.

Segment comparison of the three and six months ended June 30, 2013 and 2012

L'Auberge Lake Charles

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$79.2	$86.5	(8.4)%	$158.7	$172.2	(7.8)%
Total revenues	93.1	100.9	(7.7)%	183.4	197.8	(7.3)%
Operating income	19.8	24.7	(19.8)%	41.8	48.6	(14.0)%
Adjusted EBITDA	26.0	30.4	(14.5)%	52.9	60.1	(12.0)%
L'Auberge Lake Charles, our largest property, had a decrease in revenues and Adjusted EBTIDA for the three and six months ended June 30, 2013 as compared to the prior-year period, as a result of abnormally low gaming hold percentage.

St. Louis

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$83.3	$85.7	(2.8)%	$167.8	$173.2	(3.1)%
Total revenues	97.9	100.4	(2.5)%	194.2	200.7	(3.2)%
Operating income	16.4	10.5	56.2%	31.1	22.2	40.1%
Adjusted EBITDA	26.1	25.2	3.6%	51.1	50.8	0.6%
The St. Louis segment consists of River City and Lumière Place (which includes the Lumière Place Casino, the Pinnacle-owned Four Seasons Hotel St. Louis and HoteLumière). Revenues have marginally decreased during the three and six months ended June 30, 2013 as compared to the prior-year period, due to soft market conditions and a decline in the overall St. Louis market. However, operating income and Adjusted EBITDA have shown increases over the same periods due to cost containment and marketing efficiencies.
Boomtown New Orleans

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$29.5	$30.4	(3.0)%	$59.3	$62.0	(4.4)%
Total revenues	30.7	31.7	(3.2)%	61.5	64.6	(4.8)%
Operating income	8.9	8.3	7.2%	17.4	19.9	(12.6)%
Adjusted EBITDA	10.5	10.0	5.0%	20.8	21.0	(1.0)%
Boomtown New Orleans' revenues decreased for the three and six months ended June 30, 2013 as compared to the prior-year period. Boomtown New Orleans performance was negatively impacted by general difficult market conditions and operating challenges. However, operating income and Adjusted EBITDA increased in the second quarter as compared to the prior year period due to improved marketing efficiency, as well as a focus on cost containment. We are making select facility improvements to increase the property's competitiveness, which includes current construction on a 150-room hotel tower with a budget of $20 million that is expected to open in the summer of 2014. We also continue to refine marketing programs to drive additional profitable revenues.
L'Auberge Baton Rouge

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$32.6	$—	NM	$65.3	$—	NM
Total revenues	36.6	—	NM	73.3	—	NM
Operating income (loss)	0.1	—	NM	(0.8)	—	NM
Adjusted EBITDA	5.7	—	NM	10.8	—	NM
The L'Auberge Baton Rouge property continues to ramp up operations and establish itself as a premier property in the regional market in Louisiana. An improvement in marketing efficiency and cost controls resulted in increased Adjusted EBITDA margins from the first quarter of 2013 to the second quarter of 2013. We expect L'Auberge Baton Rouge to continue to ramp up its operations and Adjusted EBITDA production in 2013 through increased regional visitation and high-end gaming volumes, while increasing its efforts to improve marketing and overall operating efficiency and margin performance.

Belterra Casino Resort

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$29.8	$34.3	(13.1)%	$60.7	$67.9	(10.6)%
Total revenues	34.7	40.5	(14.3)%	69.6	78.8	(11.7)%
Operating income	4.5	5.4	(16.7)%	7.9	10.3	(23.3)%
Adjusted EBITDA	7.6	8.4	(9.5)%	14.0	16.5	(15.2)%

During the three and six months ended June 30, 2013, revenues and Adjusted EBTIDA for Belterra have declined from the prior-year period due to additional competition in several of its Ohio feeder markets and abnormally low gaming hold percentage. Operating expense discipline and increased marketing efficiency limited the impact of declining revenue on Adjusted EBITDA performance. The newly renovated buffet re-opened in March of 2013, and a second newly renovated food and beverage outlet, Stadium Sports Bar & Grill, opened in June 2013.

Boomtown Bossier City

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$17.5	$19.2	(8.9)%	$37.3	$40.3	(7.4)%
Total revenues	18.4	20.3	(9.4)%	39.4	43.0	(8.4)%
Operating income	2.6	3.1	(16.1)%	6.6	7.4	(10.8)%
Adjusted EBITDA	3.9	4.6	(15.2)%	9.4	10.5	(10.5)%
Boomtown Bossier City's revenues and Adjusted EBITDA have declined for the three and six months ending June 30, 2013 compared with the results in the prior period due to the opening of a new competitor in the market in June 2013 and generally soft revenue performance in the broader Bossier City-Shreveport gaming market.
Racetrack

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$—	$—	NM	$—	$—	NM
Total revenues	3.7	4.5	(17.8)%	6.1	6.3	(3.2)%
Operating loss	(1.3)	(0.8)	62.5%	(1.7)	(1.3)	30.8%
Adjusted EBITDA (loss)	(1.0)	(0.4)	150.0%	(1.1)	(0.8)	37.5%

The Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs. River Downs offers live horse racing from mid-April through Labor Day, as well as simulcast wagering throughout the year. Revenues have decreased and the operating loss and Adjusted EBITDA loss has increased period over period due to construction disruption. We have started construction on our gaming entertainment facility, which is expected to open in the second quarter of 2014.

Other

Other results include results of our newly acquired Heartland Poker Tour, among other items. In July 2012, we purchased the assets of Heartland Poker Tour for total consideration of $4.6 million.

Other factors affecting loss from continuing operations
The following is a description of the other costs and benefits affecting income from continuing operations for the three and six months ended June 30, 2013 and 2012, respectively:

	For the three months ended June 30,		Percentage Increase/(Decrease)	For the six months ended June 30,		Percentage Increase/ (Decrease)
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Other (costs) benefits:
Corporate expenses	$(6.2)	$(5.0)	24.0%	$(11.2)	$(10.4)	7.7%
Depreciation and amortization	(27.1)	(26.2)	3.4%	(55.1)	(52.4)	5.2%
Pre-opening and development costs	(17.2)	(4.2)	309.5%	(24.8)	(7.0)	254.3%
Share-based compensation expense	(3.5)	(3.2)	9.4%	(5.3)	(5.3)	—%
Write-downs, reserves and recoveries, net	(1.9)	(0.8)	137.5%	(2.2)	(0.8)	175.0%
Loss from equity method investment	—	(1.2)	NM	(92.2)	(2.8)	NM
Loss on early extinguishment of debt	—	—	NM	—	(20.7)	NM
Interest expense, net	(28.4)	(22.5)	26.2%	(57.1)	(44.4)	28.6%
Income tax (expense) benefit	0.3	(2.2)	(113.6)%	(0.4)	(1.7)	(76.5)%
NM — Not Meaningful
Corporate expenses represent unallocated payroll and benefits, professional fees, rent, travel expenses and other general and administrative expenses not directly incurred by our casino and hotel operations. Corporate expense have increased in the second quarter of 2013 due to increased severance expense, and additional costs incurred for professional service fees related to amended SEC filings.
Depreciation and amortization expense increased for the three and six months ended June 30, 2013 as compared to the prior-year periods due to the opening of L'Auberge Baton Rouge.
Pre-opening and development costs for the three and six months ended June 30, 2013 and 2012 consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Ameristar acquisition	$16.6	$—	$23.3	$—
Other	0.6	4.2	1.5	7.0
Total pre-opening and development costs	$17.2	$4.2	$24.8	$7.0

Share-based compensation expense

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Shared-based compensation expense	$3.5	$3.2	$5.3	$5.3
Share-based compensation expense relates to the fair value of options on the date of issuance. Share-based compensation expense for the three and six months ending June 30, 2013 was consistent with the same expense in the prior period.
Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Loss (gain) on disposal of assets	$0.8	$0.8	$1.1	$(1.2)
Reserve on uncollectable loan receivable	—	—	—	2.0
Gain on collection of loan receivables	—	—	(0.2)	—
Impairment of assets	1.1	—	1.3	—
Write-downs, reserves and recoveries, net	$1.9	$0.8	$2.2	$0.8

Loss (gain) on disposal of assets: We recorded loss of $0.8 million and $1.1 million during the three and six months ended June 30, 2013, respectively, related to the disposal of slot and other equipment at our properties. During the six months ended June 30, 2012, we recorded a net gain of $2.5 million related to settlement proceeds received from the U.S. Army Corps of Engineers related to the consideration for land commandeered and severance damages associated with construction of a floodwall and easement designation on our property in New Orleans, Louisiana. The gain was offset by losses on disposals of slot and other equipment and a write-off of design fees in the normal course of business.

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

Impairment of assets: We own Sales Tax Anticipation Revenue ("STAR") bonds issued by Reno, Nevada, which were originally purchased in 2010. These bonds, in part, were issued to fund certain road access improvements that benefited our then-owned Boomtown Reno property. During the second quarter of 2013, we recorded an impairment charge totaling $1.1 million related to these STAR bonds. The fair value was calculated using discounted cash flows using Level 3 inputs, as there is not an active market for these bonds.
Interest expense consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Interest expense	$29.3	$29.1	$58.5	$56.5
Interest income	(0.1)	(0.2)	(0.2)	(0.3)
Capitalized interest	(0.8)	(6.4)	(1.2)	(11.8)
Total interest expense, net of capitalized interest	$28.4	$22.5	$57.1	$44.4

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Capitalized interest decreased in 2013 as compared to 2012 due to L'Auberge Casino and Hotel Baton Rouge construction prior to the September 2012 opening and our investment in ACDL. During 2012, we capitalized interest on our investment in ACDL, as ACDL had not completed construction of phase one of the Ho Tram Strip beachfront complex of integrated resorts and residential developments in southern Vietnam. Construction of phase one of this development was substantially completed in January 2013 and our investment no longer qualifies for capitalization of interest.

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
Income taxes: Our effective tax rate for continuing operations for the three and six months ended June 30, 2013 was 4.6%, or a benefit of $0.3 million and 0.4% or an expense of $0.4 million, as compared to an effective tax rate of 14.2%, or an expense of $2.2 million and 12.1% or an expense of $1.7 million for the prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent non-deductible expenses, the recording of a valuation allowance against a portion of our deferred tax assets, and a reserve for unrecognized tax benefits. A substantial portion of our tax provision represents state taxes in the jurisdiction of Indiana and Louisiana where we have no valuation allowance. In 2012, our federal tax return was examined by the Internal Revenue Service for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact on our 2012 income tax expense.
Discontinued operations: Discontinued operations as of June 30, 2013 consist primarily of land from our former Boomtown Reno operations and our Atlantic City operations.

Boomtown Reno: In June 2012, we closed the sale of our Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. In March 2013, we agreed to a final working capital adjustment with the casino-resort buyer in which we received an additional $0.5 million in cash proceeds towards the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million. During the second quarter of 2013, this option was extended into the third quarter of 2013. A dispute arose regarding the exercise of the option and on August 5, 2013, we filed suit in the Eight Judicial District Court, Clark County, against the option holder and its affiliates seeking specific performance requiring the option holder to close on the purchase and, in the alternative, damages. We intend to pursue our remedies vigorously. In addition, we continue to hold approximately 783 acres of remaining excess. land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.

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
Revenue, expense and net loss from discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$0.7	$9.6	$0.9	$18.1
Operating income (loss)	$0.1	$(1.1)	$—	$(1.8)
Income tax benefit	—	0.1	—	0.1
Income (loss) from discontinued operations, net of taxes	$0.1	$(1.0)	$—	$(1.7)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Assets:
Land	$36.6	$36.6
Other assets, net	2.0	2.0
	$38.6	$38.6
Liabilities:
Total liabilities	$—	$—
Net assets	$38.6	$38.6

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2013, we held $86.2 million of cash and cash equivalents and $5.7 million of restricted cash. We estimate that approximately $70.0 million is needed to fund our casino cages, slot machines and day-to-day operating and corporate accounts. As of June 30, 2013, we had $20 million drawn on our $410 million amended and restated credit facility and had $8.1 million committed under various letters of credit.
On December 20, 2012, we entered into a definitive agreement to acquire Ameristar in an all cash transaction valued at $2.8 billion, including assumed debt. We estimate that the total amount of funds required to complete the merger and pay related fees and expenses will be approximately $1.14 billion, not including the refinanced, repaid and assumed indebtedness. We intend to fund the cash required in connection with the merger largely with debt financing as discussed below.

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

	For the six months ended June 30,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Net cash provided by operating activities	$76.6	$108.0	(29.1)%
Net cash used in investing activities	$(111.9)	$(173.3)	(35.4)%
Net cash provided by financing activities	$19.7	$188.0	(89.5)%
Operating Cash Flow
Our cash provided by operating activities in the six months ended June 30, 2013, as compared to the prior-year period, decreased due to a decline in results from operations attributable to overall market conditions, increased competition, and operational disruptions.
Investing Cash Flow

The following is a summary of our capital expenditures by property or development project:

	For the six months ended June 30,
	2013	2012
	(in millions)
L’Auberge Lake Charles	$19.6	$4.8
Lumiere Place	1.8	3.0
River City	39.8	7.2
Boomtown New Orleans	1.9	3.7
Belterra Casino Resort	4.1	1.2
Boomtown Bossier City	2.2	1.6
L'Auberge Baton Rouge	18.1	131.1
Racetrack (a)	15.8	—
Other	3.1	4.3
Total capital expenditures	$106.4	$156.9

(a) Our Racetrack segment consists of Retama Park Racetrack (which we manage) and River Downs.

Construction on our River City expansion project continues, which includes a parking garage, completed in November 2012, a multi-purpose event center, completed in June 2013, and a 200-guestroom hotel, expected to open by the third quarter of 2013. As of June 30, 2013, we have spent approximately $72 million of the $82 million budget.

During the second quarter of 2013, we entered into a guaranteed maximum price agreement with the general contractor. As of June 30, 2013, we have spent approximately $23 million of the $209 million budget, excluding land and capitalized interest costs.

We commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million.

During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of June 30, 2013, we have spent approximately $20 million of the $24 million budget. The first phase was completed in April 2013, and we anticipate beginning the second phase in the Fall of 2013, which is expected to be completed in the first half of 2014.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our New Credit Facility and the proceeds of the offering of 6.375% Senior Notes due 2021, which are described below under “Financing the Merger” to fund operations, maintain existing properties, make necessary debt service payments, and fund the development of our projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

Our ability to borrow under our Credit Facility (and under our new anticipated Credit Facility) is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility (and under our new anticipated Credit Facility), or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our on-going projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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
Financing Cash Flow

Credit Facility

In August 2011, we entered into the Fourth Amended and Restated Credit Agreement ("Credit Facility") with a revolving credit commitment of $410 million. As of June 30, 2013, we had $20 million borrowed and $8.1 million committed under various letters of credit under our Credit Facility. The Credit Facility expires and all amounts outstanding thereunder are due and payable in full on August 2, 2016. For a discussion regarding our New Credit Facility that we expect to enter into in connection with merger with Ameristar, see the discussion under “Financing the Merger.”

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of June 30, 2013, the Credit Facility requires compliance with the following ratios: (1) maximum consolidated total leverage ratio of 6.50 to 1.00; (2) minimum consolidated interest coverage ratio (as defined in the credit facility) of 1.90 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the credit facility) of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $1.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. As of June 30, 2013, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Our obligations under the Credit Facility are also guaranteed by our existing and future domestic restricted subsidiaries and are required to be guaranteed by our foreign restricted subsidiaries, if and when such foreign restricted subsidiaries are formed or acquired, unless such guarantee causes material adverse tax, foreign gaming or foreign law consequences. Subsidiaries with approximately $45.6 million in total assets as of June 30, 2013, (which includes a subsidiary that holds our investment in ACDL, a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) our Atlantic City subsidiaries and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of June 30, 2013, we had outstanding $450 million aggregate principal amount of 8.625% senior notes due 2017 (“8.625% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

On August 5, 2013, we closed an offering of $850 million in aggregate principal amount of 6.375% senior notes due 2021 (the “6.375 Notes”), which offering was done by PNK Finance Corp., a wholly-owned unrestricted subsidiary of Pinnacle under the Company's indentures and credit agreement. The 6.375% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, net proceeds from the offering were approximately $835 million. We intend to use the net proceeds from the offering together with the proceeds from our anticipated New Credit Facility (which is described below), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% Notes and provide working capital and funds for general corporation purposes.

Pending the merger with Ameristar, an amount equal to 100% of the issue price of the Notes plus an amount that equals the amount of interest that will accrue on the 6.375% Notes from the issue date to October 2, 2013 was deposited into an escrow account on August 5, 2013 and pledged as collateral for the benefit of the holders of the 6.375% Notes. The release of the escrow funds to us will be subject to the satisfaction of certain conditions, including the closing of the merger with Ameristar. If the merger with Ameristar is not consummated by September 20, 2013 (or such later outside date as agreed by the parties to the merger agreement; provided that such outside date will not extend beyond December 31, 2013 under any circumstances), or if the merger agreement is terminated prior to consummation of the merger, the 6.375% Notes will be subject to a special mandatory redemption at a price equal to 100% of the initial issue price of the Notes plus accrued and unpaid interest from the date of initial issuance to the special mandatory redemption date.

The 6.375% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 6.375% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 6.375% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 6.375% Notes rank senior to our 8.75% Notes and 7.75% Notes.

The 8.75% Notes and 7.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors' existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 8.75% Notes and 7.75% Notes. The 8.75% Notes and 7.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 8.75% Notes and the 7.75% Notes are subordinated to our 6.375% Notes and to our Credit Facility.

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness, which debt basket excludes the 6.375% Notes. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 6.375% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $250 million or 5% of Consolidated Total Assets (as defined in the indentures). Under all three indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all three indentures was above 2.0 to 1.0 as of June 30, 2013.

The 8.75% Notes, 6.375% Notes and 7.75% Notes become callable at a premium over their face amount on May 15, 2015, August 5, 2016 and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points

Financing the Merger

In connection with the merger with Ameristar, we entered into an amended and restated commitment letter on June 10, 2013, with various financial institutions (the “Debt Commitment Letter”) and thereafter entered into joinder agreements to the Debt Commitment Letter with additional financial institutions. Upon the closing the merger with Ameristar, we expect to enter into a New Credit Facility which will replace our and Ameristar's existing senior secured credit facilities and will consist of an anticipated $1.0 billion revolving credit facility and an anticipated $1.6 billion term loan facility (the “New Credit Facility”).

We estimate that the total amount of funds required to pay the merger consideration and pay related fees and expenses will be approximately $1.14 billion, not including assumed indebtedness or indebtedness which is to be refinanced or repaid. Concurrently with the closing of the merger, the outstanding term loans under our existing senior secured credit facility in the amount of $322.0 million and the outstanding term loans under Ameristar's existing senior secured credit facility in the amount of $875.0 million will be repaid. We intend to fund the cash required in connection with the merger largely with proceeds from the offering of the 6.375% Notes and initial borrowings from the New Credit Facility that we expect will become effective upon the consummation of the merger.

The merger is not conditioned on us obtaining the debt financing described above and if the Merger Agreement is terminated due to our inability to obtain adequate financing, then we will be obligated under certain circumstances to pay Ameristar a reverse termination fee of $85.0 million.

Upon the closing of the merger, we anticipate that there will be $405 million in revolver borrowings and $1.6 billion in term loans outstanding under the New Credit Facility and undrawn availability under our revolver of $595 million, not taking into account outstanding letters of credit. In addition to the 8.75% Notes, 6.375% Notes and the 7.75% Notes, we will assume $1.04 billion outstanding principal amount of Ameristar's 7.50% Senior Notes due 2021.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes during the three months ended June 30, 2013 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies and estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012. There were no newly identified critical accounting policies and estimates in the second quarter of 2013, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, Form 10-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the Merger and the financing and other transactions related thereto, including the timing and ability to close the transaction with Ameristar, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of its L'Auberge Baton Rouge property, the Company's ability to improve operations and performance at Boomtown New Orleans, the budgets, completion and opening schedules of the Company's various projects, including the Company's various projects, the anticipated capital expenditures for 2013 and in the future, the ability of the Company to sell or otherwise dispose of discontinued operations, the ability of the Company to close the transaction to sell the Company's Atlantic City land holdings, the ability of ACDL to operate the property, and meet the deadlines associated with the project, the complete resumption of funding by Vietnamese bank syndicate, securing a working capital facility and additional capital needed for completing the Ho Tram Strip are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
ACDL, in which we own a minority interest and is developing a complex of integrated resorts in Vietnam, is relying on the complete resumption of funding from a credit facility from a syndicate of Vietnamese banks to pay for the first phase of the company's Ho Tram Strip resort project;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of June 30, 2013, we had $8.1 million committed under various letters of credit under our Credit Facility and $20 million borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.25% as of June 30, 2013. In addition, we had $320.9 million outstanding under a Term Loan under our Credit Facility. The Term Loan bears interest, at our option, at either a LIBOR rate plus a margin of 3.00% or at a base rate plus a margin of 1.50%. The LIBOR rate carries a floor of 1.0%. The Term Loan currently bears interest at 4.0%.
As of June 30, 2013, if LIBOR rates were to decrease by one percentage point, our annual interest expense would not decrease, assuming constant debt levels. If LIBOR rates were to increase by one percentage point above our floor, our annual interest expense would increase by approximately $3.4 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2013. At June 30, 2013, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$20,000	$—	$—	$20,000	$20,000
Interest Rate	2.44%	2.44%	2.44%	2.44%	2.44%	2.44%	2.44%
Term Loan	$1,625	$3,250	$3,250	$3,250	$3,250	$306,313	$320,938	$320,392
Interest Rate	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$342,063
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.625% Notes	$—	$—	$—	$—	$450,000	$—	$450,000	$466,875
Fixed Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$373,625
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The following is a material development to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the heading “Legal Proceedings” and which reference should be made.
Ameristar Litigation: On December 24, 2012, a putative shareholder class action lawsuit related to our proposed acquisition of Ameristar Casinos, Inc. (“Ameristar”) was filed in Nevada District Court for Clark County (hereafter “Nevada District Court”), captioned Joseph Grob v. Ameristar Casinos, Inc., et al. (the “Grob action”).  The complaint names Ameristar and members of Ameristar's Board of Directors (the “Ameristar Defendants”); and Pinnacle Entertainment, Inc., PNK Holdings, Inc., and PNK Development 32, Inc. as defendants (the “Pinnacle Defendants”).  The complaint generally alleges that the Board of Directors of Ameristar, aided and abetted by Ameristar and the Pinnacle Defendants, breached their fiduciary duties owed to Ameristar's shareholders in connection with Pinnacle's proposed acquisition of Ameristar.  The action includes claims for, among other things, an injunction halting the proposed acquisition of Ameristar by Pinnacle, and an award of costs and expenses to the putative plaintiff stockholder, including attorneys' fees. Thereafter, other plaintiffs filed additional complaints in the same court making essentially the same allegations and seeking similar relief to the Grob action. On January 15, 2013, the Court issued an order consolidating the actions, and any subsequently filed actions, into a single, consolidated action. On April 16, 2013, the Nevada District Court heard plaintiffs' motion for a preliminary injunction seeking additional proxy disclosure and denied plaintiffs' request. On August 5, 2013, the parties filed a stipulation and order for voluntary dismissal of action without prejudice.

FTC Litigation: On May 28, 2013, the U.S. Federal Trade Commission (the “FTC”) filed a civil administrative complaint alleging that the merger with Ameristar Casinos, Inc. would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust law. Since that time, the parties have made significant progress toward resolving the matter without the need for administrative litigation. On June 17, 2013, Pinnacle publicly announced that it had reached an agreement in principle with the Bureau of Competition Staff of the FTC (the “Bureau of Competition Staff”) that, subject to negotiation of a consent order, the FTC approval and gaming regulatory approvals, would permit the consummation of the Acquisition. Under the agreement in principle, we intend to sell Ameristar's casino hotel development project in Lake Charles, Louisiana, and Lumière Place Casino, HoteLumière and the Four Seasons Hotel in St. Louis, Missouri (collectively, the “Disposition Properties”), subject to FTC approval and gaming regulatory approvals.

We have negotiated a consent order with the Bureau of Competition Staff, which would permit Pinnacle to complete the merger subject to any divestitures and other terms and conditions specified in the consent order. The consent order must be approved by a vote of the FTC, which may accept or reject all or some of the terms and conditions. Prior to the sales of the Disposition Properties, we anticipate that the consent order terms will require that the Disposition Properties be operated by a third party separately from and independently of Pinnacle's other businesses in accordance with the conditions and restrictions set forth in the consent order. We anticipate that the consent order terms will provide that Pinnacle will continue to receive the economic benefits derived from the continuing operations of the Disposition Properties, pending the completion of the sales, but will not have control of the day-to-day operations of such properties. In addition, we anticipate that the consent order terms also will require Pinnacle to continue to fund development of Ameristar's Lake Charles development pending the sale of the property. Furthermore, if we fail to divest any of the Disposition Properties before the expiration of any deadlines that may be imposed by the FTC or does so in a manner or condition that does not comply with the consent order, in addition to potential civil penalties, the FTC may appoint a trustee to divest a different package of assets than the Disposition Properties in order to make the divestitures viable, competitive or more readily marketable. On August 5, 2013, the FTC ordered that the matter be withdrawn from adjudication to enable the FTC to consider the proposed consent order.

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

10.1†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.2†
Form of Performance Share Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.3†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.4†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.5†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.6†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and John A. Godfrey is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.7†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.8†*	Third Amendment to Employment Agreement, dated May 24, 2013, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.9†*
Separation Agreement and General Release, dated as of June 7, 2013, by and between Pinnacle Entertainment, Inc., PNK (Baton Rouge) Partnership, PNK (Lake Charles), L.L.C., PNK (BOSSIER CITY), Inc., Louisiana-I Gaming, a Louisiana Partnership in Commendam, and Geno M. Iafrate.

10.10*	First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

10.11
Amended and Restated Debt Commitment Letter, dated June 10, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, UBS Loan Finance LLC and UBS Securities LLC. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2013. (SEC File No. 001-13641).

10.12*
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and The Royal Bank of Scotland PLC.

Exhibit Number	Description of Exhibit
10.13*
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and U.S. Bank National Association.

10.14*
Commitment Joinder Letter, dated July 12, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Sumitomo Mitsui Banking Corporation.

10.15
Third Amended and Restated Shareholders Agreement, dated as of May 24, 2013, by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.à.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013. (SEC File No. 001-13641).

10.16
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, Pinnacle Entertainment, Inc. and Yates/Paric, a Joint Venture, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.17
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.18*	Second Amendment to Share Subscription Agreement, dated as of May 24, 2013, between PNK Development 18, LLC and Asian Coast Development (Canada) LTD.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)unaudited Condensed Consolidated Statements of Operations;
(ii)unaudited Condensed Consolidated Statements of Comprehensive Income (Loss);
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 7, 2013	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.1†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.2†
Form of Performance Share Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.3†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.4†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.5†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.6†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and John A. Godfrey is incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.7†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.8†*	Third Amendment to Employment Agreement, dated May 24, 2013, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.9†*
Separation Agreement and General Release, dated as of June 7, 2013, by and between Pinnacle Entertainment, Inc., PNK (Baton Rouge) Partnership, PNK (Lake Charles), L.L.C., PNK (BOSSIER CITY), Inc., Louisiana-I Gaming, a Louisiana Partnership in Commendam, and Geno M. Iafrate.

10.10*	First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

10.11
Amended and Restated Debt Commitment Letter, dated June 10, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, UBS Loan Finance LLC and UBS Securities LLC. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2013. (SEC File No. 001-13641).

10.12*
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and The Royal Bank of Scotland PLC.

Exhibit Number	Description of Exhibit
10.13*
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and U.S. Bank National Association.

10.14*
Commitment Joinder Letter, dated July 12, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Sumitomo Mitsui Banking Corporation.

10.15
Third Amended and Restated Shareholders Agreement, dated as of May 24, 2013, by and among PNK Development 18, LLC, PNK Development 31, LLC, Harbinger II S.à.r.l, Blue Line ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Breakaway ACDL, Inc., Harbinger China Dragon Intermediate Fund, L.P. and Asian Coast Development (Canada) Ltd. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2013. (SEC File No. 001-13641).

10.16
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, Pinnacle Entertainment, Inc. and Yates/Paric, a Joint Venture, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.17
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.18*	Second Amendment to Share Subscription Agreement, dated as of May 24, 2013, between PNK Development 18, LLC and Asian Coast Development (Canada) LTD.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101**
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
(i)unaudited Condensed Consolidated Statements of Operations;
(ii)unaudited Condensed Consolidated Statements of Comprehensive Income (Loss);
(iii)unaudited Condensed Consolidated Balance Sheets;
(iv)unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity;
(v)unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)    Notes to unaudited Condensed Consolidated Financial Statements.

 ________________

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.