Form 10-Q
period 2013-09-30
PINNACLE ENTERTAINMENT INC.
filed 2013-11-12
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of the close of business on November 8, 2013, the number of outstanding shares of the registrant’s common stock was 59,197,606.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012	3
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2013 and 2012	4
Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	5
Condensed Consolidated Statement of Changes in Stockholders' Equity for the Nine Months ended September 30, 2013	6
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Executive Summary	32
Results of Operations	34
Liquidity and Capital Resources	41
Contractual Obligations and Other Commitments	45
Critical Accounting Estimates	45
Forward-Looking Statements	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	50

PART II

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 6. Exhibits	56

Signature Page	59

Exhibit 2.2
Exhibit 2.3
Exhibit 2.4
Exhibit 2.5
Exhibit 10.8
Exhibit 10.9
Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Gaming	$371,624	$225,667	$847,650	$663,995
Food and beverage	22,692	14,623	50,228	40,026
Lodging	9,677	6,170	20,509	16,913
Retail, entertainment and other	14,934	9,692	34,414	27,138
Total revenues	418,927	256,152	952,801	748,072
Expenses and other costs:
Gaming	203,599	124,639	474,432	366,126
Food and beverage	19,858	12,649	43,807	34,731
Lodging	3,981	3,231	10,130	8,367
Retail, entertainment and other	7,416	6,005	16,744	15,905
General and administrative	84,519	46,303	185,758	136,014
Depreciation and amortization	39,528	19,058	85,183	54,502
Pre-opening and development costs	63,086	11,516	87,851	18,444
Write-downs, reserves and recoveries, net	12,130	61	14,259	201
Total expenses and other costs	434,117	223,462	918,164	634,290
Operating (loss) income	(15,190)	32,690	34,637	113,782
Interest expense, net	(48,500)	(22,960)	(105,420)	(67,346)
Loss on early extinguishment of debt	(30,830)	—	(30,830)	(20,718)
Loss from equity method investments	—	(1,367)	(92,181)	(4,206)
Income (loss) from continuing operations before income taxes	(94,520)	8,363	(193,794)	21,512
Income tax benefit (expense)	47,378	(1,701)	51,766	(3,674)
Income (loss) from continuing operations	(47,142)	6,662	(142,028)	17,838
Loss from discontinued operations, net of income taxes	(133,275)	(7,020)	(128,887)	(7,247)
Net income (loss)	(180,417)	(358)	(270,915)	10,591
Net loss attributable to non-controlling interest	(11)	—	(36)	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(180,406)	$(358)	$(270,879)	$10,591
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.80)	$0.11	$(2.43)	$0.29
Loss from discontinued operations, net of income taxes	(2.27)	(0.11)	(2.20)	(0.12)
Net income (loss) per common share—basic	$(3.07)	$—	$(4.63)	$0.17
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.80)	$0.11	$(2.43)	$0.29
Loss from discontinued operations, net of income taxes	(2.27)	(0.11)	(2.20)	(0.12)
Net income (loss) per common share—diluted	$(3.07)	$—	$(4.63)	$0.17
Number of shares—basic	58,777	61,560	58,548	62,095
Number of shares—diluted	58,777	62,027	58,548	62,498
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(180,417)	$(358)	$(270,915)	$10,591
Post-retirement plan benefit obligation, net of income taxes	—	5	—	14
Comprehensive income (loss)	(180,417)	(353)	(270,915)	10,605
Comprehensive loss attributable to non-controlling interest	(11)	—	(36)	—
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$(180,406)	$(353)	$(270,879)	$10,605
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,745	$94,800
Accounts receivable, net of allowance for doubtful accounts of $8,170 and $7,308	26,840	19,340
Inventories	7,883	5,530
Held-to-maturity securities	—	4,428
Income tax receivable, net	12,332	—
Prepaid expenses and other assets	27,794	11,468
Deferred income taxes	11,300	—
Assets of discontinued operations held for sale	508,104	459,841
Total current assets	790,998	595,407
Restricted cash	11,592	5,667
Land, buildings, vessels and equipment, net	3,026,638	1,285,871
Goodwill	921,550	55,157
Equity method investments	1,975	91,424
Intangible assets, net	505,999	20,833
Other assets, net	85,593	54,635
Total assets	$5,344,345	$2,108,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,950	$30,401
Accrued interest	69,198	26,422
Accrued compensation	83,716	32,800
Accrued taxes	52,332	19,803
Other accrued liabilities	102,662	62,212
Deferred income taxes	—	3,210
Current portion of long-term debt	16,005	3,250
Liabilities of discontinued operations held for sale	69,482	21,429
Total current liabilities	454,345	199,527
Long-term debt less current portion	4,479,686	1,437,251
Other long-term liabilities	28,457	21,606
Deferred income taxes	176,871	3,493
Total liabilities	5,139,359	1,661,877
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 59,041,887 and 58,206,813 shares outstanding, net of treasury shares	6,542	6,458
Additional paid-in capital	1,071,101	1,053,919
Retained deficit	(813,058)	(542,179)
Accumulated other comprehensive income	9	9
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders' equity	193,504	447,117
Non-controlling interest	11,482	—
Total stockholders' equity	204,986	447,117
Total liabilities and stockholders' equity	$5,344,345	$2,108,994
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Attributable to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2013	58,207	$6,458	$1,053,919	$(542,179)	$9	$(71,090)	$447,117	$—	$447,117
Net loss	—	—	—	(270,879)	—	—	(270,879)	(36)	(270,915)
Non-controlling interest	—	—	—	—	—	—	—	12,429	12,429
Distribution to minority owner	—	—	—	—	—	—	—	(911)	(911)
Share-based compensation	—	—	8,550	—	—	—	8,550	—	8,550
Common stock issuance and option exercises	736	74	8,414	—	—	—	8,488	—	8,488
Tax benefit from stock option exercises	—	—	65	—	—	—	65	—	65
Share issuance	99	10	153	—	—	—	163	—	163
Balance as of September 30, 2013	59,042	$6,542	$1,071,101	$(813,058)	$9	$(71,090)	$193,504	$11,482	$204,986

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(270,915)	$10,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,727	80,089
Loss on disposal of assets	2,336	496
Loss from equity method investments	92,181	4,206
Loss on early extinguishment of debt	30,830	20,718
Reserve on uncollectible loan receivable	1,760	1,700
Impairment of indefinite-lived intangible assets	10,000	—
Impairment of buildings, vessels and equipment	144,722	—
Impairment of land and development costs	—	6,950
Amortization of debt issuance costs and debt discounts	4,324	4,872
Share-based compensation expense	8,550	7,065
Changes in operating assets and liabilities:
Receivables, net	2,593	3,932
Prepaid expenses and other	9,848	(5,557)
Accounts payable, accrued expenses and other	(4,121)	36,220
Net cash provided by operating activities	129,835	171,282
Cash flows from investing activities:
Capital expenditures	(188,457)	(255,013)
Payments for business combinations, net of cash acquired	(1,749,736)	(4,300)
Equity method investments, inclusive of capitalized interest	(2,732)	(20,428)
Purchase of held-to-maturity debt securities	(5,853)	(20,062)
Proceeds from matured investments	4,428	—
Proceeds from sale of property and equipment	318	4,200
Net proceeds from sale of discontinued operations	29,246	10,784
Purchase of intangible assets	—	(1,057)
Proceeds from non-refundable deposit	—	25,000
Loans receivable, net	(6,346)	(6,036)
Refund of restricted cash	—	413
Net cash used in investing activities	(1,919,132)	(266,499)
Cash flows from financing activities:
Proceeds from Credit Facility	1,651,702	47,500
Repayments under Credit Facility	(5,122)	(103,500)
Proceeds from issuance of long-term debt	850,000	646,750
Repayments of long-term debt	(567,462)	(390,688)
Proceeds from common stock options exercised, net	8,488	996
Payments on other secured and unsecured notes payable	—	(653)
Purchase of treasury shares	—	(28,643)
Distribution to non-controlling interest minority owner	(911)	—
Debt issuance and other financing costs	(41,073)	(12,408)
Net cash provided by financing activities	1,895,622	159,354
Increase in cash and cash equivalents	106,325	64,137
Cash and cash equivalents at the beginning of the period	101,792	80,294
Cash and cash equivalents at the end of the period	$208,117	$144,431

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$59,521	$52,728
Cash payments related to income taxes, net	2,229	3,374
Decrease in construction-related deposits and liabilities	(2,473)	(6,528)
Non-cash consideration for business combination	—	(300)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Organization: Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. In August 2013, we acquired all of the outstanding common shares of Ameristar Casinos, Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt. For further information about the acquisition, see Note 6, Investments and Acquisition Activities. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

Excluding discontinued operations, we own 14 gaming properties in Louisiana, Mississippi, Missouri, Indiana, Colorado, and Nevada. We also own a racetrack in Ohio and operate a racetrack in Texas. Prior to the acquisition of Ameristar, we viewed each property as an reporting segment, with the exception of our St. Louis, Missouri properties which were aggregated into the "St. Louis" reporting segment. Upon the acquisition of Ameristar, we have changed our reporting segments as follows.

South segment
Ameristar Vicksburg *	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

Midwest segment
Ameristar Council Bluffs *	Council Bluffs, Iowa
Ameristar East Chicago *	East Chicago, Indiana
Ameristar Kansas City *	Kansas City, Missouri
Ameristar St. Charles *	St. Charles, Missouri
Belterra Casino Resort	Switzerland County, Indiana
Belterra Park Gaming & Entertainment Center (formerly River Downs)	Cincinnati, Ohio
River City Casino	St. Louis, Missouri

West segment
Ameristar Black Hawk *	Black Hawk, Colorado
Cactus Petes *	Jackpot, Nevada
The Horseshu *	Jackpot, Nevada

* Ameristar properties acquired in the Merger

In addition, we manage Retama Park Racetrack in San Antonio, Texas, and own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour.

We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and included the related results of operations in discontinued operations. As of September 30, 2013, Lumière Place Casino and Hotels and Ameristar Casino Resort Spa Lake Charles, which is currently under construction, are considered held for sale and the related results of operations have been reclassified as discontinued operations. For further information, see Note 7, Discontinued Operations. Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K, Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2 filed with the SEC for the year ended December 31, 2012.

Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, estimates required to allocate the purchase price of Ameristar to tangible and identifiable intangible assets acquired and liabilities assumed, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of September 30, 2013
Liabilities:
Deferred compensation	$0.9	$0.9	$—	$—
As of December 31, 2012
Liabilities:
Deferred compensation	$1.0	$1.0	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of September 30, 2013	(in millions)
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.0	$15.9	$—	$15.9	$—
Liabilities:
Long-term debt	$4,495.7	$4,615.3	$—	$4,615.3	$—
As of December 31, 2012
Assets:
Held-to-maturity securities	$14.4	$14.4	$—	$14.4	$—
Promissory notes	$4.0	$4.0	$—	$4.0	$—
Liabilities:
Long-term debt	$1,440.5	$1,532.1	$—	$1,532.1	$—

The estimated fair values for certain of our long-term held-to-maturity securities and our long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair values for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that rely on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair values of our long-term debt includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loan using Level 2 inputs of observable market data on comparable debt instruments on or about September 30, 2013 and December 31, 2012.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $40.6 million at September 30, 2013. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the dispositions of land, buildings, vessels and equipment are included in the determination of income.

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project, during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portions of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 2, Long-term Debt.

The following table presents a summary of our land, buildings, vessels and equipment:

	September 30, 2013	December 31, 2012
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$416.2	$241.2
Buildings, vessels and improvements	2,483.5	1,113.3
Furniture, fixtures and equipment	616.9	428.3
Construction in progress	118.8	46.4
Land, buildings, vessels and equipment, gross	3,635.4	1,829.2
Less: accumulated depreciation	(608.8)	(543.3)
Land, buildings, vessels and equipment, net	$3,026.6	$1,285.9

Equity Method Investments: We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statements of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a fair-value-based test. During the third quarter of 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment of $10 million. For further discussion, see Note 5, Write-downs, reserves and recoveries, net. During the nine months ended September 30, 2013, we acquired $866.4 million of goodwill and $529.2 million of intangible assets related to our acquisition of Ameristar and Pinnacle Retama Partners, LLC. For further discussion, see Note 6, Investments and Acquisition Activities.
Customer Loyalty Programs: We currently offer incentives to our customers through two customer loyalty programs, mychoice for our legacy Pinnacle properties, and Star Awards for the legacy Ameristar properties. Under both programs, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under both plans will be forfeited if the customer does not earn any reward credits over the prior six-month period for mychoice, or 12-month period for Star Awards. In addition, based on their level of play under the mychoice program, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At September 30, 2013 and December 31, 2012, we had accrued $16.9 million and $10.6 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Revenue Recognition. Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Gaming revenues are reduced by the cash value of customer loyalty program points and coin coupon offerings. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed.

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. The amounts included in promotional allowances and the cost of providing such promotional allowances are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Food and beverage	$28.1	$14.8	$61.7	$42.4
Lodging	14.9	7.3	29.3	21.0
Other	3.7	2.5	9.3	6.8
Total promotional allowances	$46.7	$24.6	$100.3	$70.2

Promotional allowance costs included in gaming expense	$31.8	$18.4	$72.2	$51.7

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Gaming taxes	$105.3	$66.0	$244.1	$195.0
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. For the three and nine months ended September 30, 2013 and 2012, pre-opening and development costs consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Ameristar acquisition (1)	$62.3	$—	$86.0	$—
Other	0.8	11.5	1.9	18.4
Total pre-opening and development costs	$63.1	$11.5	$87.9	$18.4

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

Earnings per Share: For the three and nine months ended September 30, 2013, we recorded net losses from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such periods and options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.9 million and 1.6 million for the three and nine months ended September 30, 2013, respectively.

For the three and nine months ended September 30, 2012, out-of-money stock options were excluded from the calculation of diluted earnings per share because including them would have been anti-dilutive, and totaled 4.7 million for the three and nine months ended September 30, 2012, respectively.

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

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. In addition, prior year amounts have been adjusted for reclassification of Lumière Place Casino and Hotels from continuing operations to discontinued operations and Note 10, Segment Information, has been recast to reflect our new reporting segment presentation. These reclassifications have no effect on previously reported net loss.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The new guidance was effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance during the first quarter of 2013 and it did not have a material impact on our financial statements.

In July 2013, the FASB issued an amendment to accounting for income taxes which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after December 15, 2013, and for interim periods within those years, and should be applied to all unrecognized tax benefits that exist as of the effective date. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

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

Note 2—Long-Term Debt
Long-term debt at September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$379.6	$—
Term Loan	—	319.7
Term B1 Loan due 2016	419.3	—
Term B2 Loan due 2020	1,070.4	—
6.375% Senior Notes due 2021	850.0	—
7.50% Senior Notes due 2021	1,101.3	—
7.75% Senior Subordinated Notes due 2022	325.0	325.0
8.75% Senior Subordinated Notes due 2020	350.0	350.0
8.625% Senior Notes due 2017	—	445.8
Other	0.1	—
	4,495.7	1,440.5
Less current maturities	(16.0)	(3.3)
	$4,479.7	$1,437.3

Amended and Restated Credit Agreement: On August 13, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of September 30, 2013, we had approximately $380 million drawn under the revolving credit facility, and had approximately $9.0 million committed under letters of credit. The Credit Facility was entered into in connection with our acquisition of Ameristar. The outstanding principal on the Tranche B-1 and Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

The loans under the Credit Facility are due to be paid as follows: (i) the Tranche B-1 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2016; (ii) the revolving credit loans are due and payable in full on August 13, 2018; and (iii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided, that such date shall be accelerated to November 15, 2019, if any portion of Pinnacle’s 8.75% senior subordinated notes due 2020 are outstanding on November 19, 2019.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of September 30, 2013, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio (as defined in the Credit Facility) of 8.00 to 1.00; (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.50 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until June 30, 2017 and June 30, 2015. As of September 30, 2013, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

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

In connection with the Ameristar transaction, we used the proceeds from the Credit Facility, along with the proceeds from an August 2013 offering of $850 million in aggregate principal amount of 6.375% senior notes due 2021 (the "6.375% Notes" discussed below) to finance the aggregate cash consideration for the acquisition of Ameristar, refinance its and Ameristar’s existing credit facilities, including the repayment of our then-existing term loan and the then-outstanding balance of our credit facility, pay related transaction fees and expenses, redeem our then existing 8.625% senior notes due 2017 and to provide working capital and funds for general corporate purposes.

6.375% Senior Notes due 2021: In August 2013, we issued $850 million in aggregate principal amount of 6.375% senior notes due 2021 ("6.375% Notes") to fund the acquisition of Ameristar. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2014. The 6.375% Notes mature on August 1, 2021. The net proceeds from the offering of the 6.375% Notes, after deducting the initial purchasers' selling commissions and the estimated offering expenses payable by Pinnacle, were approximately $835 million.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15 and October 15 of each year.  The 7.50% Notes mature on April 15, 2021. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying value. For further details on the purchase price allocation, see Note 6, Investments and Acquisition activities.

As part of the merger, we were required to receive waivers of, and amendments to, certain provisions of the indenture governing the 7.50% Notes. In April 2013, Ameristar successfully completed the solicitation of consents from holders of the 7.50% Notes, and we paid a total consent fee of $19.6 million to the holders of the 7.50% Notes, of which $9.8 million was paid in April 2013 and $9.8 million was paid in August 2013.

7.75% Senior Subordinated Notes due 2022: On March 19, 2012, we issued $325 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par with interest payable on April 1st and October 1st of each year. The 7.75% Notes mature on April 1, 2022. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318 million.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350 million in aggregate principal amount of 8.75% senior subordinated notes due 2020 ("8.75% Notes"). The 8.75% Notes were issued at par with interest payable on May 15th and November 15th of each year. The 8.75% Notes mature on May 15, 2020. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million.

8.625% Senior Notes due 2017: In August 2009, we issued $450 million in aggregate principal amount of 8.625% senior unsecured notes due 2017 ("8.625% Notes"). In August 2013, we redeemed all of our 8.625% Notes.

Loss on early extinguishment of debt: During the third quarter of 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% Notes and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.
Interest expense, net of capitalized interest and interest income was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest expense	$49.7	$29.2	$108.0	$85.7
Interest income	(0.2)	(0.2)	(0.4)	(0.6)
Capitalized interest	(1.0)	(6.0)	(2.2)	(17.8)
Interest expense, net	$48.5	$23.0	$105.4	$67.3

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2013 was 50.1%, or a benefit of $47.4 million, and 26.7%, or a benefit of $51.8 million, respectively, as compared to an effective tax rate of 20.3%, or an expense of $1.7 million, and 17.1%, or an expense of $3.7 million, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of goodwill, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the three and nine months ended September 30, 2013 included a tax benefit from the release of $62.5 million of our valuation allowance as a result of the consolidation of our deferred tax assets with Ameristar's deferred tax liabilities. Our state tax provision represents taxes in the jurisdiction of Indiana, Iowa and Louisiana where we have no valuation allowance. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to $4.0 million during the next twelve months.

We file income tax returns in numerous jurisdictions. The statutes of limitations vary by jurisdiction, with certain of these statutes expiring without examination each year.

Note 4—Employee Benefit Plans
Share-based Compensation: As of September 30, 2013, we had approximately 6.8 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below. In addition, we had approximately 2.7 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Share-based compensation expense	$3.1	$1.6	$8.2	$7.0

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2013	5,519,345	$11.78
Granted	1,167,559	$21.39
Exercised	(736,806)	$11.48
Canceled or forfeited	(238,450)	$12.99
Options outstanding at September 30, 2013	5,711,648	$13.73
Options exercisable at September 30, 2013	2,679,639	$12.59
Expected to vest after September 30, 2013	2,298,795	$14.98

The unamortized compensation costs not yet expensed related to stock options totaled approximately $20.4 million at September 30, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $8.5 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the nine months ended September 30,
	2013	2012
Weighted-average grant date fair value	$10.53	$4.97
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2013	220,537	$11.33
Granted	629,438	$19.92
Vested	(135,811)	$15.13
Canceled or forfeited	(35,115)	$15.05
Unvested shares at September 30, 2013	679,049	$18.34

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $10.8 million at September 30, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2013	—	$—
Granted	442,540	$22.84
Canceled or forfeited	(10,682)	$25.14
Unvested shares at September 30, 2013	431,858	$22.79

Note 5—Write-downs, reserves and recoveries, net

Net write-downs, reserves and recoveries consist of $12.1 million and $14.3 million in losses during the three and nine months ended September 30, 2013, respectively. During the third quarter of 2013, we recognized an impairment loss for our Boomtown Bossier City gaming license of $10 million. The fair value of the license was calculated using discounted cash flows using Level 3 inputs.

Note 6—Investments and Acquisition Activities

Acquisition of Ameristar Casinos, Inc.: On August 13, 2013, we completed the acquisition of Ameristar pursuant to an Agreement and Plan of Merger, dated December 20, 2012, as amended. Upon completion of the acquisition, Ameristar was merged with and into Pinnacle and ceased to exist as a separate entity. We expect that this acquisition will allow us to diversify operations into new geographical markets and will provide long term growth for our stockholders.

The purchase price totaled $1.8 billion (excluding assumed debt). We funded the cash required for the acquisition largely with debt financing. See discussion of new debt in Note 2, Long-Term Debt. The purchase price was comprised of the following (in thousands):

Consideration for Ameristar equity	$962,428
Repayment of Ameristar debt	878,828
$1,841,256

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $176.9 million is deductible for tax purposes. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ameristar. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Management has not yet finalized its valuation analysis, and therefore the allocation of the purchase price is still preliminary and subject to change.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands). We have not yet finalized the assignment of goodwill to our reporting units.

Current and other assets	$157,304
Property and equipment	1,790,914
Goodwill	863,073
Intangible assets	524,200
Other non-current assets	33,837
Total assets	3,369,328

Current liabilities	177,382
Deferred tax liabilities	230,836
Other long-term liabilities	6,956
Debt	1,112,898
Total liabilities	1,528,072
Net assets acquired	$1,841,256

The following table summarizes the acquired property and equipment. These are preliminary and may change as the purchase price allocation is finalized.

As Recorded at Fair Value
(in thousands)
Land and land improvements	$162,770
Buildings, vessels and improvements	1,308,151
Furniture, fixtures and equipment	160,453
Construction in progress (a)	159,540
Total property and equipment acquired	$1,790,914

(a)
Included in acquired construction in progress is Ameristar Casino Resort Spa Lake Charles, which is currently under construction. This asset is currently held for sale. See Note 7, Discontinued Operations, for further detail.

The following table summarizes the acquired intangible assets. These values are preliminary and may change as the purchase price allocation is finalized.

As Recorded at Fair Value
(in thousands)
Trade names	$187,000
Gaming licenses	258,800
Player relationships	74,000
Favorable leasehold interests	4,400
$524,200

The following table includes the financial results for the acquired Ameristar entities included in our statement of operations since the acquisition date:

Period from August 13, 2013 to September 30, 2013
(in thousands)
Net revenues	$150,410
Net income	$18,258

The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Ameristar had occurred as of January 1, 2012. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Pinnacle and Ameristar prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases to depreciation and amortization expense based on the fair values of the intangible assets and fixed assets acquired, amounting to $15.1 million and $30.1 million for the three months ended September 30, 2013 and 2012, respectively, and $75.5 million and $90.6 million for the nine months ended September 30, 2013 and 2012, respectively. The pro forma results also included increases to interest expense, related to the debt issued and assumed in the acquisition, in the amount of $17.2 million and $25.4 million for the three months ended September 30, 2013 and 2012, respectively, and $107.8 million and $116.3 million for the nine months ended September 30, 2013 and 2012, respectively. Lastly, the pro forma results also reflect adjustments for the impact of the extinguishment of Pinnacle's debt in connection with the transaction, acquisition costs and tax expense assuming Ameristar was part of the Company for the full pro forma periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net revenues	$553,867	$554,160	$1,674,108	$1,654,468
Net income (loss) attributable to Pinnacle Entertainment, Inc.	4,135	19,992	(92,240)	45,904
Basic income (loss) per share	0.07	0.32	(1.58)	0.74
Diluted income (loss) per share	0.07	0.32	(1.58)	0.73

As a result of the Ameristar transaction, we became obligated under certain agreements that Ameristar was a party, including, but not limited to, the guaranteed maximum price agreement for the Ameristar Lake Charles development project, development agreements and leases.

ACDL Investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. ("ACDL"), which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the three months ended March 31, 2013, we recorded an other-than-temporary impairment of approximately $92.2 million, fully impairing the remaining asset carrying value of our investment in ACDL. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended. During the quarter, we made a $1.8 million loan to ACDL. We determined it was appropriate to fully reserve for the loan receivable during the third quarter of 2013.

Equity Method Investment: During the first quarter of 2012, we committed to invest $2.0 million in Farmworks, a land re-utilization project in downtown St. Louis. As of September 30, 2013, we have invested $2.0 million included in "Equity method investment" in our unaudited Condensed Consolidated Balance Sheet. This investment is accounted for under the equity method.

Retama Park Racetrack: In April 2012, we acquired certain bonds (the "RDC Bonds") and promissory notes (the "RDC Notes") issued by the Retama Development Corporation ("RDC") and a 50% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights" and together with the RDC Bonds and RDC Notes, the "Acquired Property") for cash consideration of $7.8 million. On January 29, 2013, we acquired 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRP") through a contribution of a majority of the Acquired Property, cash funding of $16.7 million, and commitments to future capital funding up to $2.0 million annually over the next five years. Cash consideration in the transaction was used primarily to refinance existing RDC indebtedness and to provide RDC working capital.

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

As of September 30, 2013, we held $9.0 million in promissory notes issued by RDC, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet, which have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. Uncertainty exists as to RDC's ability to make these interest payments, therefore we have not recorded accrued interest on these promissory notes.

As of September 30, 2013, we held, at amortized cost, $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

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

Note 7—Discontinued Operations

Discontinued operations for September 30, 2013 consist primarily of Ameristar Lake Charles, Lumiere Place Casino and Hotels, and excess land from our former Boomtown Reno operations and our Atlantic City operations, which was sold during the third quarter of 2013. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.

Ameristar Casino Lake Charles: In July 2013, we entered into a Membership Interests Purchase Agreement dated as of July 24, 2013 with GNLC Holdings, Inc. (“GNLC”), an affiliate of Golden Nugget Casinos and Landry’s, Inc., to sell all of the equity interests of Ameristar Casino Lake Charles, LLC, which is developing the Ameristar Lake Charles development project.

Under the terms of the agreement, GNLC will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at that time, less a $37 million credit. GNLC will complete the project following the closing of the acquisition of Ameristar Lake Charles. Through September 30, 2013, total invested capital related to the project was $260.5 million, including the original purchase price, capital expenditures and escrow deposits.

The completion of the transaction is subject to various conditions, including, among others, (i) obtaining approval of the Louisiana Gaming Control Board, and (ii) the approval of the U.S. Federal Trade Commission. Subject to the satisfaction or waiver of conditions in the agreement, we expect the transaction to close by the end of 2013.

Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. (“Tropicana”), to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. Under the terms of the agreement, Tropicana will pay a purchase price of $260 million, subject to certain net working capital and other adjustments. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell.

The completion of the transaction is subject to various conditions, including, among others, (i) the approval of the Missouri Gaming Commission, and (ii) the approval of the U.S. Federal Trade Commission (the "FTC"). Subject to the satisfaction or waiver of conditions in the agreement, we expect the transaction to close by the end of the first half of 2014.

Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. In March 2013, we agreed to a final working capital adjustment with the casino-resort buyer in which we received an additional $0.5 million in cash proceeds towards the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of our membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. A dispute arose regarding the exercise of the option and in August 2013, we filed a suit against the option holder and its affiliates seeking specific performance requiring the option holder to close on the purchase and, in the alternative, damages. We intend to pursue our remedies vigorously. In addition, we continue to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no material financial impact from the Boomtown Reno operations.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Total discontinued operations: Revenues and net loss from discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$44.2	$48.6	$139.2	$166.1
Operating loss	(140.9)	(7.0)	(131.8)	(7.6)
Income tax benefit	7.6	—	2.9	0.4
Loss from discontinued operations, net of taxes	$(133.3)	$(7.0)	$(128.9)	$(7.2)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$430.5	$446.7
Other assets, net	77.6	13.1
Total assets	$508.1	$459.8
Liabilities:
Total liabilities	$69.5	$21.4
Net assets	$438.6	$438.4

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

Guaranteed Maximum Price Agreement for Ameristar Lake Charles Project:  As a result of the Ameristar acquisition, we became a party to an Agreement for Guaranteed Maximum Price Construction Services (the “Agreement”) with a contractor that provides the general terms for the construction of the Ameristar Lake Charles development project in Lake Charles, Louisiana, including the total guaranteed maximum price for the construction of the project, a guaranteed date of substantial completion of  21 months following receipt by the contractor of notice to begin construction and the guaranteed date of final completion within 120 days after the date of substantial completion of the entire work. In October 2013, the Company and the contractor entered into an amendment to the Agreement, which provides that the total guaranteed maximum price for the project is approximately $394 million and the guaranteed date of substantial completion for the Ameristar Lake Charles development project is August 17, 2014. The Company is selling the equity interests of the entity developing the Ameristar Lake Charles project to GNLC.

Lease and Development Agreement for River City Casino: In connection with our River City Casino, we have a lease and development agreement with the St. Louis County Port Authority which, among other things, commits us to lease 56 acres for 99 years (subject to certain termination provisions). We have invested the minimum requirement of $375 million, pursuant to the lease and development agreement. From April 1, 2010 through the expiration of the term of the lease and development agreement, we are required to pay to St. Louis County as annual rent the greater of (a) $4.0 million, or (b) 2.5% of annual adjusted gross receipts, as that term is defined in the lease and development agreement. We were also required to invest an additional $75.0 million in the second phase of the project to construct: (a) a hotel with a minimum of 200 guestrooms, which was completed in August 2013, (b) a meeting room/event space with at least 10,000 square feet, which was completed in June 2013 and (c) a parking garage with a minimum of 1,600 parking spaces, which was completed in November 2012.

Guaranteed Maximum Price Agreement for Belterra Park: In January 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the mobilization, demolition, site work and foundation work for Belterra Park. This agreement provides, among other things, that the general contractor will complete the initial work for a total guaranteed maximum price of approximately $20.1 million. In July 2013, we entered into an amendment to the agreement with the general contractor, which provides that the guaranteed date of completion for the Belterra Park project is May 1, 2014 and the total guaranteed maximum price for the construction of the Belterra Park project is approximately $119.6 million, which includes the $20.1 million described above.

Guaranteed Maximum Price Agreement for Boomtown New Orleans: In February 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of a 150-guestroom hotel tower at our Boomtown New Orleans property for a total guaranteed maximum price of approximately $14.2 million.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At September 30, 2013 and December 31, 2012, we had total self-insurance accruals of $27.3 million and $16.5 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. In August 2013, we filed a Motion for Partial Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. Accordingly, we continue to believe that we have adequately reserved for the potential outcome.

FTC Litigation: On May 28, 2013, the FTC filed a civil administrative complaint alleging that the merger with Ameristar Casinos, Inc. would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust law. Since that time, the parties have made significant progress toward resolving the matter without the need for administrative litigation. On June 17, 2013, we publicly announced that we had reached an agreement in principle with the Bureau of Competition Staff of the FTC (the “Bureau of Competition Staff”) that, subject to negotiation of a consent order, the FTC approval and gaming regulatory approvals, would permit the consummation of the Ameristar transaction. Under the agreement in principle, we intend to sell Ameristar's casino hotel development project in Lake Charles, Louisiana, and our Lumière Place Casino, HoteLumière and the Four Seasons Hotel and certain land in St. Louis, Missouri (collectively, the “Disposition Properties”), subject to FTC approval and gaming regulatory approvals.

We negotiated a consent order with the Bureau of Competition Staff that permitted us to complete the merger subject to any divestitures and other terms and conditions specified in the consent order. The consent order was approved by a vote of the FTC. Prior to the sales of the Disposition Properties, the consent order terms require that the Disposition Properties be operated by a third party separately from and independently of our other businesses in accordance with the conditions and restrictions set forth in the consent order. The consent order terms provide that we will continue to receive the economic benefits derived from the continuing operations of the Disposition Properties, pending the completion of the sales, but will not have control of the day-to-day operations of such properties. Although we will not have control of day-to-day operations, we will continue to provide certain administrative services for the Disposition Properties and we remain responsible for the effectiveness of controls and procedures and regulatory compliance at the Disposition Properties. In addition, the consent order terms also require us to continue to fund the development of Ameristar Lake Charles pending the sale of the property. Furthermore, if we fail to divest any of the Disposition Properties before the expiration of any deadlines that may be imposed by the FTC or do so in a manner or condition that does not comply with the consent order, then in addition to potential civil penalties, the FTC may appoint a trustee to divest a different package of assets than the Disposition Properties in order to make the divestitures viable, competitive or more readily marketable.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $66.9 million in cash and other assets as of September 30, 2013, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Our subsidiary that owns our equity interest in Retama Park Racetrack does not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$371.6	$—	$—	$371.6
Food and beverage	—	22.7	—	—	22.7
Lodging	—	9.7	—	—	9.7
Retail, entertainment and other	—	14.9	—	—	14.9
	—	418.9	—	—	418.9
Expenses:
Gaming	—	203.6	—	—	203.6
Food and beverage	—	19.9	—	—	19.9
Lodging	—	4.0	—	—	4.0
Retail, entertainment and other	—	7.4	—	—	7.4
General and administrative and other	22.3	62.1	0.1	—	84.5
Pre-opening and development costs	62.3	0.6	0.2	—	63.1
Depreciation and amortization	1.2	38.3	—	—	39.5
Write-downs, reserves and recoveries, net	—	10.3	1.8	—	12.1
	85.8	346.2	2.1	—	434.1
Operating income (loss)	(85.8)	72.7	(2.1)	—	(15.2)
Equity earnings of subsidiaries	(86.8)	—	—	86.8	—
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Interest expense, net	(51.2)	2.7	—	—	(48.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(254.6)	75.4	(2.1)	86.8	(94.5)
Management fee and inter-company interest	26.8	(26.8)	—	—	—
Income tax benefit (expense)	47.4	—	—	—	47.4
Income (loss) from continuing operations	(180.4)	48.6	(2.1)	86.8	(47.1)
Loss from discontinued operations, net of taxes	—	(133.3)	—	—	(133.3)
Net income (loss)	$(180.4)	$(84.7)	$(2.1)	$86.8	$(180.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$847.7	$—	$—	$847.7
Food and beverage	—	50.2	—	—	50.2
Lodging	—	20.5	—	—	20.5
Retail, entertainment and other	0.1	34.3	—	—	34.4
	0.1	952.7	—	—	952.8
Expenses:
Gaming	—	474.4	—	—	474.4
Food and beverage	—	43.8	—	—	43.8
Lodging	—	10.1	—	—	10.1
Retail, entertainment and other	—	16.7	—	—	16.7
General and administrative and other	37.6	147.8	0.4	—	185.8
Pre-opening and development costs	86.1	1.4	0.4	—	87.9
Depreciation and amortization	3.8	81.4	—	—	85.2
Write-downs, reserves and recoveries, net	1.1	11.6	1.6	—	14.3
	128.6	787.2	2.4	—	918.2
Operating income (loss)	(128.5)	165.5	(2.4)	—	34.6
Equity earnings of subsidiaries	(86.0)	—	—	86.0	—
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Interest expense, net	(109.4)	4.0	—	—	(105.4)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(354.7)	169.5	(94.6)	86.0	(193.8)
Management fee and inter-company interest	32.0	(32.0)	—	—	—
Income tax benefit (expense)	51.8	—	—	—	51.8
Income (loss) from continuing operations	(270.9)	137.5	(94.6)	86.0	(142.0)
Loss from discontinued operations, net of taxes	—	(128.9)	—	—	(128.9)
Net income (loss)	$(270.9)	$8.6	$(94.6)	$86.0	$(270.9)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$225.7	$—	$—	$225.7
Food and beverage	—	14.6	—	—	14.6
Lodging	—	6.2	—	—	6.2
Retail, entertainment and other	—	9.5	0.2	—	9.7
	—	256.0	0.2	—	256.2
Expenses:
Gaming	—	124.6	—	—	124.6
Food and beverage	—	12.7	—	—	12.7
Lodging	—	3.2	—	—	3.2
Retail, entertainment and other	—	5.7	0.3	—	6.0
General and administrative and other	7.0	39.3	—	—	46.3
Pre-opening and development costs	0.6	9.6	1.3	—	11.5
Depreciation and amortization	0.6	18.4	0.1	—	19.1
Write-downs, reserves and recoveries, net	—	0.4	(0.3)	—	0.1
	8.2	213.9	1.4	—	223.5
Operating income (loss)	(8.2)	42.1	(1.2)	—	32.7
Equity earnings of subsidiaries	30.1	—	—	(30.1)	—
Interest expense, net	(29.0)	3.8	2.2	—	(23.0)
Loss from equity method investment	—	—	(1.4)	—	(1.4)
Income (loss) from continuing operations before inter-company activity and income taxes	(7.1)	45.9	(0.4)	(30.1)	8.3
Management fee and inter-company interest	8.4	(6.0)	(2.0)	(0.4)	—
Income tax expense	(1.7)	—	—	—	(1.7)
Income (loss) from continuing operations	(0.4)	39.9	(2.4)	(30.5)	6.6
Loss from discontinued operations, net of taxes	—	(7.4)	—	0.4	(7.0)
Net income (loss)	$(0.4)	$32.5	$(2.4)	$(30.1)	$(0.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2012
Statement of Operations
Revenues:
Gaming	$—	$664.0	$—	$—	$664.0
Food and beverage	—	40.0	—	—	40.0
Lodging	—	16.9	—	—	16.9
Retail, entertainment and other	0.1	26.9	0.2	—	27.2
	0.1	747.8	0.2	—	748.1
Expenses:
Gaming	—	366.1	—	—	366.1
Food and beverage	—	34.7	—	—	34.7
Lodging	—	8.4	—	—	8.4
Retail, entertainment and other	—	15.5	0.4	—	15.9
General and administrative and other	21.1	114.5	0.4	—	136.0
Pre-opening and development costs	1.9	15.4	1.2	—	18.5
Depreciation and amortization	2.0	52.4	0.1	—	54.5
Write-downs, reserves and recoveries, net	—	(1.5)	1.7	—	0.2
	25.0	605.5	3.8	—	634.3
Operating income (loss)	(24.9)	142.3	(3.6)	—	113.8
Equity earnings of subsidiaries	120.2	—	—	(120.2)	—
Interest expense, net	(85.4)	11.7	6.3	—	(67.4)
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(4.2)	—	(4.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(10.8)	154.0	(1.5)	(120.2)	21.5
Management fee and inter-company interest	25.1	(17.9)	(6.1)	(1.1)	—
Income tax expense	(3.7)	—	—	—	(3.7)
Income (loss) from continuing operations	10.6	136.1	(7.6)	(121.3)	17.8
Loss from discontinued operations, net of taxes	—	(8.2)	(0.1)	1.1	(7.2)
Net income (loss)	$10.6	$127.9	$(7.7)	$(120.2)	$10.6

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of September 30, 2013
Balance Sheet
Current assets	$70.1	$182.8	$30.0	$—	$282.9
Property and equipment, net	54.6	2,966.3	5.7	—	3,026.6
Other non-current assets	630.2	866.6	27.9	—	1,524.7
Investment in subsidiaries	4,641.5	—	—	(4,641.5)	—
Equity method investment	—	—	2.0	—	2.0
Assets of discontinued operations held for sale	—	507.7	1.2	(0.8)	508.1
Inter-company	1.2	—	—	(1.2)	—
Total assets	$5,397.6	$4,523.4	$66.8	$(4,643.5)	$5,344.3
Current liabilities	$176.3	$208.5	$0.1	$—	$384.9
Long-term debt (excluding current portion)	5,261.9	(782.2)	—	—	4,479.7
Other non-current liabilities	(48.1)	253.4	—	—	205.3
Liabilities of discontinued operations held for sale	—	69.4	—	—	69.4
Inter-company	—	—	1.2	(1.2)	—
Total liabilities	5,390.1	(250.9)	1.3	(1.2)	5,139.3
Additional paid in capital	1,301.0	3,924.4	326.9	(4,481.2)	1,071.1
Retained deficit	(727.6)	348.1	(272.9)	(160.7)	(813.1)
Common stock, treasury stock and other	(565.9)	501.8	—	(0.4)	(64.5)
Total Pinnacle stockholders' equity	7.5	4,774.3	54.0	(4,642.3)	193.5
Non-controlling interest	—	—	11.5	—	11.5
Total equity	7.5	4,774.3	65.5	(4,642.3)	205.0
Total liabilities and stockholders' equity	$5,397.6	$4,523.4	$66.8	$(4,643.5)	$5,344.3
As of December 31, 2012
Balance Sheet
Current assets	$17.4	$95.2	$23.0	$—	$135.6
Property and equipment, net	21.7	1,263.1	1.1	—	1,285.9
Other non-current assets	47.4	74.5	14.4	—	136.3
Investment in subsidiaries	1,861.4	—	—	(1,861.4)	—
Equity method investment	—	—	91.4	—	91.4
Assets of discontinued operations held for sale	—	459.4	1.1	(0.7)	459.8
Inter-company	1.2	—	—	(1.2)	—
Total assets	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0
Current liabilities	$50.9	$124.6	$0.6	$—	$176.1
Long-term debt (excluding current portion)	1,437.3	—	—	—	1,437.3
Other non-current liabilities	13.8	13.0	0.3	—	27.1
Liabilities of discontinued operations held for sale	—	21.4	—	—	21.4
Inter-company	—	—	1.2	(1.2)	—
Total liabilities	1,502.0	159.0	2.1	(1.2)	1,661.9
Additional paid in capital	1,053.9	1,328.1	303.4	(1,631.5)	1,053.9
Retained deficit	(542.2)	404.5	(174.5)	(230.1)	(542.3)
Common stock, treasury stock and other	(64.6)	0.6	—	(0.5)	(64.5)
Total equity	447.1	1,733.2	128.9	(1,862.1)	447.1
Total liabilities and stockholders' equity	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2013
Statement of Cash Flows
Cash provided by (used in) operating activities	$(1,873.5)	$1,981.5	$21.8	$—	$129.8
Capital expenditures	(3.7)	(184.8)	—	—	(188.5)
Purchases of held-to-maturity debt securities	4.4	—	(5.8)	—	(1.4)
Payments for business combinations, net	—	(1,749.7)	—	—	(1,749.7)
Net proceeds from sales of discontinued operations	—	29.2	—	—	29.2
Loan receivable, net	—	—	(6.3)	—	(6.3)
Other	—	—	(2.4)	—	(2.4)
Cash provided by (used in) investing activities	0.7	(1,905.3)	(14.5)	—	(1,919.1)
Proceeds from Credit Facility	1,651.7	—	—	—	1,651.7
Proceeds from issuance of long-term debt	850.0	—	—	—	850.0
Repayments under Credit Facility	(5.1)	—	—	—	(5.1)
Repayments of long-term debt	(567.5)	—	—	—	(567.5)
Other	(33.5)	—	—	—	(33.5)
Cash provided by financing activities	1,895.6	—	—	—	1,895.6
Decrease in cash and cash equivalents	22.8	76.2	7.3	—	106.3
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$28.3	$149.7	$30.1	$—	$208.1

For the nine months ended September 30, 2012
Statement of Cash Flows
Cash provided by (used in) operating activities	$(123.3)	$235.9	$58.7	$—	$171.3
Capital expenditures	(4.8)	(249.7)	(0.5)	—	(255.0)
Purchases of held-to-maturity debt securities, net	(4.5)	—	(15.7)	—	(20.2)
Refund for escrow deposit	—	25.0	—	—	25.0
Net proceeds from sale of discontinued operations	—	10.9	—	—	10.9
Loan receivable, net	—	—	(6.0)	—	(6.0)
Other	—	4.0	(25.2)	—	(21.2)
Cash used in investing activities	(9.3)	(209.8)	(47.4)	—	(266.5)
Net repayments under Credit Facility	(56.0)	—	—	—	(56.0)
Proceeds from issuance of long-term debt	646.8	—	—	—	646.8
Repayments of long-term debt	(390.7)	—	—	—	(390.7)
Debt issuance and other financing costs	(12.4)	—	—	—	(12.4)
Other	(28.4)	—	—	—	(28.4)
Cash provided by financing activities	159.3	—	—	—	159.3
Increase in cash and cash equivalents	26.7	26.1	11.3	—	64.1
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$44.0	$74.1	$26.3	$—	$144.4
_______________________

(a)
The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Casino One Corporation; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (Biloxi), LLC; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (ES), LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; PNK (STLH), LLC; PNK (ST. LOUIS RE), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino St. Louis, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; Ameristar Casino East Chicago, LLC; Ameristar Casino Springfield, LLC; Ameristar Casino Lake Charles, LLC; and Ameristar Lake Charles Holdings, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $66.9 million in cash and other assets as of September 30, 2013 that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the three and nine months ended September 30, 2013 and 2012.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues:
South segment (a)	$192.2	$160.4	$549.8	$465.7
Midwest segment (b)	194.5	95.6	368.7	282.1
West segment (c)	30.3	—	30.3	—
	417.0	256.0	948.8	747.8
Corporate and other	1.9	0.2	4.0	0.3
Total revenues	$418.9	$256.2	$952.8	$748.1
Adjusted EBITDA (d):
South segment (a)	$56.5	$45.0	$150.4	$136.6
Midwest segment (b)	55.3	25.9	100.4	73.4
West segment (c)	10.6	—	10.6	—
	122.4	70.9	261.4	210.0
Corporate expenses and other (e)	(19.8)	(5.8)	(31.2)	(16.1)
Consolidated Adjusted EBITDA (d)	$102.6	$65.1	$230.2	$193.9
Other benefits (costs):
Depreciation and amortization	(39.5)	(19.1)	(85.2)	(54.5)
Pre-opening and development costs	(63.1)	(11.5)	(87.9)	(18.4)
Non-cash share-based compensation expense	(3.1)	(1.6)	(8.2)	(7.0)
Write-downs, reserves and recoveries, net	(12.1)	(0.1)	(14.3)	(0.2)
Interest expense, net	(48.5)	(23.0)	(105.4)	(67.3)
Loss from equity method investment	—	(1.4)	(92.2)	(4.2)
Loss on early extinguishment of debt	(30.8)	—	(30.8)	(20.7)
Income tax benefit (expense)	47.4	(1.7)	51.8	(3.7)
Income (loss) from continuing operations	$(47.1)	$6.7	$(142.0)	$17.8

	For the nine months ended September 30,
	2013	2012
	(in millions)
Capital expenditures:
South segment	$57.3	$224.4
Midwest segment	100.7	21.1
West segment	0.8	—
Corporate and other, including development projects and discontinued operations	29.7	9.5
	$188.5	$255.0

	September 30, 2013	December 31, 2012
	(in millions)
Assets
South segment	$1,348.4	$882.2
Midwest segment	2,276.9	542.8
West segment	429.1	—
Corporate and other, including development projects and discontinued operations	1,289.9	684.0
	$5,344.3	$2,109.0

(a)	Our South segment consists of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L'Auberge Baton Rouge and L'Auberge Lake Charles.

(b)	Our Midwest segment consists of Ameristar Council Bluffs, Ameristar East Chicago, Ameristar Kansas City, Ameristar St. Charles, Belterra, Belterra Park (formerly River Downs) and River City.

(c)	Our West segment consists of Ameristar Black Hawk, Cactus Petes and the Horseshu.

(d)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin as Adjusted EBITDA for the segment divided by segment revenues. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(e)
Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Beginning in the 2013 third quarter, we changed the methodology used to allocate corporate expenses to our reportable segments.  Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property.  Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property.  Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property were allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K, Form 10-K/A Amendment No.1 and Form 10-K/A Amendment No.2 for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. On August 13, 2013, we completed an acquisition of all the outstanding common shares of Ameristar Casinos, Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt (the “Merger”). As a result of the Merger, we added eight properties and now own gaming operations in Louisiana, Mississippi, Missouri, Indiana, Iowa, Ohio, Colorado, and Nevada, which we aggregate into the following reportable segments:

South segment
Ameristar Vicksburg *	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

Midwest segment
Ameristar Council Bluffs *	Council Bluffs, Iowa
Ameristar East Chicago *	East Chicago, Indiana
Ameristar Kansas City *	Kansas City, Missouri
Ameristar St. Charles *	St. Charles, Missouri
Belterra Casino Resort	Switzerland County, Indiana
Belterra Park Gaming & Entertainment Center (formerly River Downs)	Cincinnati, Ohio
River City Casino	St. Louis, Missouri

West segment
Ameristar Black Hawk *	Black Hawk, Colorado
Cactus Petes *	Jackpot, Nevada
The Horseshu *	Jackpot, Nevada

* Ameristar properties acquired in the Merger

In addition, we manage a racetrack facility, Retama Park Racetrack, in San Antonio, Texas, and own and operate a live and televised poker tournament series that is operated under the trade name Heartland Poker Tour.

We financed the acquisition of Ameristar largely with debt financing. On August 5, 2013, we completed an offering of $850.0 million in aggregate principal amount of 6.375% senior notes due 2021 (the “6.375% Notes”). The net proceeds from the offering of the 6.375% Notes, after deducting the initial purchasers' selling commissions and related offering expenses, were approximately $835 million. In addition, upon closing of the Ameristar transaction, we entered into a new credit agreement that provides a $1.0 billion revolving credit facility and $1.6 billion in new term loans. We utilized the net proceeds from the offering, together with proceeds from the new credit facility, to finance the aggregate cash consideration for the Ameristar transaction, pay related transaction fees and expenses, redeem our existing 8.625% senior notes due 2017 (the “8.625% Notes”) and provide working capital and funds for general corporate purposes after the Ameristar transaction.

On August 16, 2013, we entered into a definitive agreement to divest Lumiere Casinos and Hotels ("Lumiere") to an affiliate of Tropicana Entertainment for cash consideration of $260 million. The divestiture of Lumiere is expected to be completed in the 2014 first quarter, subject to approval of the Missouri Gaming Control Board and the U.S. Federal Trade Commission (the "FTC"). Lumiere is accounted for as discontinued operations beginning in the 2013 third quarter. We recorded a non-cash impairment charge of $144.6 million related to Lumiere in the 2013 third quarter.

In July 2013, we entered into an agreement with GNLC Holdings, Inc. (“GNLC”), an affiliate of Golden Nugget Casinos and Landry’s, Inc., to sell all of the equity interests of Ameristar Casino Lake Charles, LLC, which is developing the Ameristar Lake Charles development project. Under the terms of the agreement, GNLC will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at that time, less a $37 million credit. GNLC will complete the project following the closing of the acquisition of Ameristar Lake Charles. Through September 30, 2013, total invested capital related to the project was $260.5 million, including the original purchase price, capital expenditures and escrow deposits. We expect the transaction to close by the end of 2013, subject to approval of the Louisiana Gaming Commission and the FTC. The Ameristar Lake Charles development project is accounted for as a discontinued operation.

On August 23, 2013, we completed the divestiture of our land holdings in Atlantic City, New Jersey for cash consideration of $29.5 million.

On August 28, 2013, we opened a new 200-room hotel at our River City property, completing an $82 million expansion of the facility that also included a 1,600-space covered parking structure and a 14,000-square-foot multi-purpose event center.

In October 2013, we announced the re-branding of our redevelopment project at River Downs in Cincinnati, Ohio, to Belterra Park Gaming & Entertainment Center. The project budget remains approximately $209 million, excluding license fees, original acquisition costs, and capitalized interest, and is scheduled to open in May 2014.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2013 and 2012. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues:
South segment (a)	$192.2	$160.4	$549.8	$465.7
Midwest segment (b)	194.5	95.6	368.7	282.1
West segment (c)	30.3	—	30.3	—
	417.0	256.0	948.8	747.8
Corporate and other	1.9	0.2	4.0	0.3
Total revenues	$418.9	$256.2	$952.8	$748.1
Adjusted EBITDA (d):
South segment (a)	$56.5	$45.0	$150.4	$136.6
Midwest segment (b)	55.3	25.9	100.4	73.4
West segment (c)	10.6	—	10.6	—
	122.4	70.9	261.4	210.0
Corporate and other (e)	(19.8)	(5.8)	(31.2)	(16.1)
Consolidated Adjusted EBITDA (d)	$102.6	$65.1	$230.2	$193.9
Other benefits (costs):
Depreciation and amortization	(39.5)	(19.1)	(85.2)	(54.5)
Pre-opening and development costs	(63.1)	(11.5)	(87.9)	(18.4)
Non-cash share-based compensation expense	(3.1)	(1.6)	(8.2)	(7.0)
Write-downs, reserves and recoveries, net	(12.1)	(0.1)	(14.3)	(0.2)
Interest expense, net	(48.5)	(23.0)	(105.4)	(67.3)
Loss from equity method investment	—	(1.4)	(92.2)	(4.2)
Loss on early extinguishment of debt	(30.8)	—	(30.8)	(20.7)
Income tax benefit (expense)	47.4	(1.7)	51.8	(3.7)
Income (loss) from continuing operations	$(47.1)	$6.7	$(142.0)	$17.8

(a)	Our South segment consists of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L'Auberge Baton Rouge and L'Auberge du Lac.

(b)	Our Midwest segment consists of Ameristar Council Bluffs, Ameristar East Chicago, Ameristar Kansas City, Ameristar St. Charles, Belterra, Belterra Park (formerly River Downs) and River City.

(c)	Our West segment consists of Ameristar Black Hawk, Cactus Petes and the Horseshu.

(d)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin for each operating segment as Adjusted EBITDA divided by revenues for such segment. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(e)
Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Other includes the Retama Park Racetrack (which we manage) and the Heartland Poker Tour.

Change to Corporate Expense Accounting Methodology

Beginning in the third quarter of 2013, we changed the methodology used to allocate corporate expenses to our reportable segments.  Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property.  Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property.  Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category.

Under our new methodology, only corporate expenses that are directly attributable to a property were allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA and the related margin for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA or the related margin. For the quarter ended September 30, 2013, the change in the corporate expense allocation methodology resulted in an increase in corporate expense of $8.3 million, and increases in segment Adjusted EBITDA of $5.8 million and $2.5 million for the South and Midwest segments, respectively.

Consolidated Overview

In the 2013 third quarter, consolidated revenues increased by $162.8 million, or 63.5% year over year to $418.9 million, and Consolidated Adjusted EBITDA was $102.6 million, an increase of $37.4 million, or 57.5%, year over year. The third quarter of 2013 results reflect revenues of $150.4 million and Adjusted EBITDA of $49.0 million from the operations of Ameristar for the 49 days that followed the completion of the transaction on August 13, 2013 and the removal of Lumiere for all periods presented, which is being divested and now accounted for as a discontinued operation. For the quarter ended September 30, 2013, we reported a loss from continuing operations of $47.1 million.

Segment comparison of the three and nine months ended September 30, 2013 and 2012

South Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$171.4	$142.5	20.3%	$491.9	$417.0	18.0%
Total revenues	192.2	160.4	19.8%	549.8	465.7	18.1%
Operating income	30.4	24.6	23.6%	95.5	95.3	0.2%
Adjusted EBITDA	56.5	45.0	25.6%	150.4	136.6	10.1%

For the three months ended September 30, 2013, the South segment's total revenues increased by $31.8 million (19.9%) year over year to $192.2 million. Adjusted EBITDA increased by $11.5 million (25.6%), to $56.5 million. The South segment's Adjusted EBITDA margin was 29.4%, an increase of 1.3 percentage points year over year. Ameristar Vicksburg contributed total revenues of $13.8 million and Adjusted EBITDA of $5.6 million during the 49 days it was included in the South segment results.

In the 2013 third quarter, L'Auberge Lake Charles produced strong revenue and cash flow performance, Boomtown New Orleans saw continued operational improvement from cost containment initiatives and L'Auberge Baton Rouge continued to ramp up its revenue and margin performance. Boomtown Bossier was adversely impacted by the addition of a new competitor in the Bossier City/Shreveport gaming market in June 2013.
For the nine months ended September 30, 2013, the South segment's year-over-year improvements were primarily due to Baton Rouge providing a full nine months of operating results as compared to one month in 2012, and the acquisition of the Vicksburg property. The South segment's nine-month results were negatively impacted by Bossier's new competitor and generally soft revenue performance throughout the market that was particularly evident in early 2013.

Midwest Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$175.0	$83.2	110.3%	$330.5	$247.0	33.8%
Total revenues	194.5	95.6	103.5%	368.7	282.1	30.7%
Operating income	36.0	17.4	106.9%	64.2	47.3	35.7%
Adjusted EBITDA	55.3	25.9	113.5%	100.4	73.4	36.8%

In the Midwest segment, total revenues increased by $98.9 million (103.5%) year over year to $194.5 million in the 2013 third quarter. Adjusted EBITDA increased by $29.4 million (113.5%), to $55.3 million. The Midwest segment's Adjusted EBITDA margin was 28.4%, an increase of 1.3 percentage points year over year. During the three months ended September 30, 2013, the Midwest segment's metrics improved year over year mostly as a result of the acquisition of the Ameristar properties, which contributed $106.3 million in total revenues, $24.4 million in operating income, and $33.4 million in Adjusted EBITDA in the period following the acquisition date.
In the 2013 third quarter, Midwest segment results were negatively affected by a challenging revenue environment in the St. Louis gaming market, which impacted the operating performance of both River City and Ameristar St. Charles. In addition, Belterra experienced year over year declines in its key metrics as a result of a new competitor in Cincinnati, Ohio ramping up its operations. The new facility opened in March 2013.
For the nine months ended September 30, 2013, the Midwest segment's year-over-year improvements were due to the acquisition of the Ameristar properties. The Midwest segment's nine-month results were negatively affected by soft market conditions, a new competitor in Cincinnati, Ohio, and the decline in the overall St. Louis market.

West Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Gaming revenues	$25.2	$—	NA	$25.2	$—	NA
Total revenues	30.3	—	NA	30.3	—	NA
Operating income	7.6	—	NA	7.6	—	NA
Adjusted EBITDA	10.6	—	NA	10.6	—	NA

For the three and nine months ended September 30, 2013, our West segment's total revenues were $30.3 million and Adjusted EBITDA was $10.6 million. The segment's Adjusted EBITDA margin was 35.0%. The incorporation of financial results from Ameristar's properties comprised 100% of the total West segment results.

Severe weather and flooding constrained visitation to Ameristar Black Hawk in September 2013, which negatively affected the property's operating performance and West segment results.

Corporate expenses and Other

Corporate expenses and Other, which is principally comprised of corporate overhead expenses, as well as the Heartland Poker Tour and the Retama Park management operations, increased by $14.0 million year over year to $19.8 million in the 2013 third quarter. The increase in corporate overhead expenses was driven by the acquisition of Ameristar, an increase to legal reserves in the 2013 third quarter, and the change in allocation methodology for corporate expenses described above.

Other factors affecting loss from continuing operations
The following is a description of the other costs and benefits affecting income from continuing operations for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(in millions)
Other (costs) benefits:
Corporate expenses	$(19.8)	$(5.8)	241.4%	$(31.2)	$(16.1)	93.8%
Depreciation and amortization	(39.5)	(19.1)	106.8%	(85.2)	(54.5)	56.3%
Pre-opening and development costs	(63.1)	(11.5)	448.7%	(87.9)	(18.4)	377.7%
Share-based compensation expense	(3.1)	(1.6)	93.8%	(8.2)	(7.0)	17.1%
Write-downs, reserves and recoveries, net	(12.1)	(0.1)	NM	(14.3)	(0.2)	NM
Loss from equity method investment	—	(1.4)	NM	(92.2)	(4.2)	NM
Loss on early extinguishment of debt	(30.8)	—	NM	(30.8)	(20.7)	48.8%
Interest expense, net	(48.5)	(23.0)	110.9%	(105.4)	(67.3)	56.6%
Income tax benefit (expense)	47.4	(1.7)	NM	51.8	(3.7)	NM
NM — Not Meaningful

Corporate expenses increased in the three and nine months ended September 2013 due to the acquisition of Ameristar and the change in allocation methodology for corporate expenses described above.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2013, as compared to the prior-year periods due to the opening of L'Auberge Baton Rouge in September 2012 and the acquisition of Ameristar.

Pre-opening and development costs for the three and nine months ended September 30, 2013 and 2012 consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Ameristar acquisition	$62.3	$—	$86.0	$—
Other	0.8	11.5	1.9	18.4
Total pre-opening and development costs	$63.1	$11.5	$87.9	$18.4

Share-based compensation expense for the three and nine months ending September 30, 2013 increased due to new stock awards to employees associated with the Ameristar transaction.
Write-downs, reserves and recoveries: Net write-downs, reserves and recoveries totaled $12.1 million and $14.3 million in losses during the three and nine months ended September 30, 2013, respectively, which included an impairment loss for our Boomtown Bossier City gaming license of $10 million.

Interest expense consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest expense	$49.7	$29.2	$108.0	$85.7
Interest income	(0.2)	(0.2)	(0.4)	(0.6)
Capitalized interest	(1.0)	(6.0)	(2.2)	(17.8)
Total interest expense, net	$48.5	$23.0	$105.4	$67.3

The increase in gross interest expense is attributable to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The decrease in capitalized interest in the 2013 third quarter is attributable to our ceasing of interest expense capitalization on L’Auberge Baton Rouge in August 2012 and on our investment in ACDL at the end of the 2012 fourth quarter. In the 2013 third quarter, we capitalized interest expense on our expenditures related to the River City expansion and Belterra Park redevelopment projects. We ceased capitalizing interest on the River City expansion at the end of August 2013 as a result of the completion of that expansion project. Excluded from the table above is interest expense and capitalized interest for the Ameristar Lake Charles development project totaling $1.2 million, which is included in loss from discontinued operations.

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

Loss on early extinguishment of debt: During the third quarter and for the nine months ended September 30, 2013, we recorded a $30.8 million loss related to early redemption of our 8.625% senior notes due 2017. During the nine months ended September 30, 2012, we recorded a $20.7 million loss on early extinguishment of our then existing 7.50% senior subordinated notes due 2015.
Income taxes: Our effective tax rate for continuing operations for the three and nine months ended September 30, 2013 was 50.1%, or a benefit of $47.4 million, and 26.7%, or a benefit of $51.8 million, respectively, as compared to an effective tax rate of 20.3%, or an expense of $1.7 million, and 17.1% or, an expense of $3.7 million, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of goodwill, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the three and nine months ended September 30, 2013 included a tax benefit from the release of $62.5 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liabilities. Our state tax provision represents taxes in the jurisdiction of Indiana, Iowa, and Louisiana where we have no valuation allowance. It is reasonably possible that the total amount of unrecognized tax benefits may increase by up to $4.0 million during the next twelve months.
Discontinued operations: Discontinued operations for September 30, 2013 consist primarily of Ameristar Lake Charles, Lumiere Place Casino and Hotels, and excess land from our former Boomtown Reno operations and our Atlantic City operations, which was sold during the 2013 third quarter.

Ameristar Casino Lake Charles: In July 2013, we entered into a Membership Interests Purchase Agreement dated as of July 24, 2013 with GNLC to sell all of the equity interests of Ameristar Casino Lake Charles, LLC, which is developing the Ameristar Lake Charles development project. Under the terms of the agreement, GNLC will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at that time, less a $37 million credit. Through September, 2013, total invested capital related to the project was $260.5 million, including the original purchase price, capital expenditures and escrow deposits. We expect the transaction to close by the end of 2013, subject to the approval of the Louisiana Gaming Control Board and the FTC.

Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. (“Tropicana”), to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. Under the terms of the agreement, Tropicana will pay a purchase price of $260 million, subject to certain net working capital and other adjustments. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell. We expect the transaction to close by the end of the first half of 2014, subject to the approval of the Missouri Gaming Commission and the FTC.

Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. In March 2013, we agreed to a final working capital adjustment with the casino-resort buyer in which we received an additional $0.5 million in cash proceeds towards the sale. At closing, the casino-resort buyers were granted a one year option to purchase 100% of our membership interest in PNK (Reno), LLC, including 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million, which amount exceeds the current book value of the land. A dispute arose regarding the exercise of the option and we filed a suit against the option holder and its affiliates seeking specific performance requiring the option holder to close on the purchase and, in the alternative, damages. We intend to pursue our remedies vigorously. In addition, we continue to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no material costs from the Boomtown Reno operations.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing costs from Atlantic City.

Total discontinued operations: Revenues and net loss from discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$44.2	$48.6	$139.2	$166.1
Operating loss	(140.9)	(7.0)	(131.8)	(7.6)
Income tax benefit	7.6	—	2.9	0.4
Loss from discontinued operations, net of taxes	$(133.3)	$(7.0)	$(128.9)	$(7.2)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2013	December 31, 2012
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$430.5	$446.7
Other assets, net	77.6	13.1
Total assets	$508.1	$459.8
Liabilities:
Total liabilities	$69.5	$21.4
Net assets	$438.6	$438.4

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, we held $196.7 million of cash and cash equivalents and $11.6 million of restricted cash. As of September 30, 2013, we had approximately $380 million drawn on our $1.0 billion revolving credit facility and had approximately $9.0 million committed under various letters of credit.
In August 2013, we acquired all of the outstanding common shares of Ameristar in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt. We funded the cash required in connection with the merger largely with debt financing, as discussed below.

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

	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2013	2012	2013 vs. 2012
	(in millions)
Net cash provided by operating activities	$129.8	$171.3	(24.2)%
Net cash used in investing activities	$(1,919.1)	$(266.5)	620.1%
Net cash provided by financing activities	$1,895.6	$159.4	1,089.2%
Operating Cash Flow
Our cash provided by operating activities in the nine months ended September 30, 2013, as compared to the prior-year period, decreased due to higher than normal legal and advisory expenses, severance charges and other costs and expenses related to the acquisition of Ameristar.
Investing Cash Flow

The following is a summary of our capital expenditures by segment or development project:

	For the nine months ended September 30,
	2013	2012
	(in millions)
South segment	$57.3	$224.4
Midwest segment	100.7	21.1
West segment	0.8	—
Other	29.7	9.5
Total capital expenditures	$188.5	$255.0

We recently completed our River City expansion project, which includes a parking garage, a multi-purpose event center and a 200-guestroom hotel.

We have a guaranteed maximum price agreement of $119.6 million with the general contractor for Belterra Park, formerly known as River Downs. As of September 30, 2013, we have spent approximately $55 million of the $209 million budget, excluding land and capitalized interest costs.

We commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property. As of September 30, 2013, we have spent approximately $4.1 million to date of the $20 million budget, excluding land and capitalized interest costs.

During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of September 30, 2013, we have spent approximately $20.8 million of the $24 million budget. The first phase was completed in April 2013, and we began the second phase in September 2013, which is expected to be completed in the first half of 2014.

We are currently constructing Ameristar Lake Charles. During the third quarter of 2013, we entered into a sales agreement, which we expect to close by the end of 2013. Through September 30, 2013, total invested capital related to the project was $260.5 million, including the original purchase price, capital expenditures and escrow deposits.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments, and fund the development of our projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of September 30, 2013, we had approximately $380 million borrowed under the $1 billion revolving credit facility and approximately $9.0 committed under various letters of credit under our Credit Facility. The Credit Facility was entered into in connection with our acquisition of Ameristar and replaced our Fourth Amended and Restated Credit Agreement, as amended.

Subject to acceleration and mandatory pre-payment provisions in the Credit Facility (as described below), the loans are due to be paid as follows: (i) the Tranche B-1 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2016; (ii) the revolving credit loans are due and payable in full on August 13, 2018; and (iii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided, that such date shall be accelerated to November 15, 2019, if any portion of Pinnacle’s 8.75% Senior Subordinated Notes due 2020 are outstanding on November 19, 2019.

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

The proceeds of the Credit Facility may be used to: (i) pay the consideration for the Merger; (ii) repay in full all existing indebtedness of Pinnacle, Ameristar and their respective subsidiaries as of the date of the Credit Facility, other than specified existing indebtedness and other indebtedness permitted to remain outstanding under the terms of the Credit Facility; (iii) pay the fees, costs and expenses related to the transactions contemplated by the Credit Facility, the loan documents related thereto and the acquisition documents related to the Merger; and (iv) for the working capital and general corporate purposes of Pinnacle and its subsidiaries.

The Credit Facility requires quarterly repayments with respect to the term loans in amounts equal to 0.25% of the outstanding principal of such loans. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to its right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility). We have the option to prepay all or a portion of the indebtedness under the Credit Facility at any time without penalty.

The term loans bear interest, at our option, at either a LIBOR rate plus 2.75% or at a base rate plus 1.75% and in no event will the LIBOR rate be less than 1.00%. The revolving credit facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of September 30, 2013, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 8.00 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.50 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until December 31, 2017. As of September 30, 2013, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $66.9 million in total assets as of September 30, 2013, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

The Credit Facility provides for customary events of default, in certain cases with corresponding grace periods, including payment defaults, cross defaults with certain other indebtedness to third parties, breaches of covenants and bankruptcy events. In the case of a continuing event of default, the lenders may, among other remedies, accelerate the payment of all obligations due from us to the lenders, charge the default rate of interest on all then outstanding or thereafter incurred obligations, and terminate the lenders’ commitments to make any further loans or issue any further letters of credit. In the event of certain defaults, the commitments of the lenders will be automatically terminated and all outstanding obligations of the Company will automatically become due. In addition, the lenders may take possession of, and enforce our rights with respect to, our collateral, including selling the collateral.

Senior and Senior Subordinated Indebtedness

As of September 30, 2013, we had outstanding $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), $850 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), and $1.040 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”).

6.375% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850 million of 6.375% Notes, which offering was done by PNK Finance Corp., a wholly-owned unrestricted subsidiary of Pinnacle under the Company's indentures and Credit Facility. The 6.375% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended ("Securities Act"), at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, net proceeds from the offering were approximately $835 million. We used the net proceeds from the offering together with the proceeds from our Credit Facility (which is described above), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% Notes and provide working capital and funds for general corporate purposes.

In connection with the offering of the 6.375% Notes, we agreed to file a registration statement under the Securities Act to exchange the 6.375% Notes for a new issue of substantially identical notes registered under the Securities Act no later than June 2, 2014. We will use commercially reasonable efforts to have the registration statement declared effective on or prior to the 30th day after such filing deadline and consummate such exchange offer no later than July 31, 2014. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears in cash on February 1 and August 1, commencing on February 1, 2014. The 6.375% Notes will mature on August 1, 2021.

Upon the consummation of the Merger, PNK Finance Corp. merged with and into the Company and ceased to be a separate entity. In addition, upon consummation of the Merger, Pinnacle and certain of its subsidiaries (including certain subsidiaries that were subsidiaries of Ameristar prior to the consummation of the Merger) (collectively referred to as the "Note Guarantors"), the Company assumed the obligations of PNK Finance Corp., and the Note Guarantors guaranteed the obligations of Pinnacle thereunder.

7.50% Senior Notes due 2021

Upon the consummation of the Merger, the Company, certain of its subsidiaries, and Wilmington Trust, National Association, as trustee, entered into a supplemental indenture, supplementing the indenture (the “7.50% Notes Indenture”) governing the 7.50% Notes originally issued by Ameristar. Pursuant to the supplemental indenture, we agreed to assume the due and punctual payment of the $1.040 billion in aggregate principal of, and premium, if any, and interest on all of the 7.50% Notes, the performance of every covenant of the 7.50% Notes and the indenture governing the 7.50% Notes on the part of Ameristar to be performed and observed and to join and become a party to and be bound by all other applicable provisions of the 7.50% Notes Indenture and the 7.50% Notes. In addition, the Note Guarantors agreed to provide an unconditional guaranty of the 7.50% Notes Indenture and the 7.50% Notes.

The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears in cash on April 15 and October 15. The 7.50% Notes mature on April 15, 2021. The 7.50% Notes and the guarantees of the 7.50% Notes are senior unsecured obligations of Pinnacle and the Note Guarantors, respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of Pinnacle and each Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

8.75% Senior Subordinated Notes due 2020 and 7.75% Senior Subordinated Notes due 2022

Upon consummation of the Merger, Pinnacle, the Note Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee, entered into supplemental indentures, pursuant to which each Note Guarantor that was a subsidiary of Ameristar prior to the consummation of the Merger agreed to provide unconditional guarantees of the 8.75% Notes and the indenture governing 8.75% Notes, and the 7.75% Notes and the indenture governing the 7.75% Notes.

The 6.375% Notes and 7.50% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 6.375% Notes and 7.50% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 6.375% Notes and 7.50% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 6.375% Notes and 7.50% Notes rank senior to our 8.75% Notes and 7.75% Notes.

The 8.75% Notes and 7.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors' existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 8.75% Notes and 7.75% Notes. The 8.75% Notes and 7.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 8.75% Notes and the 7.75% Notes are subordinated to our 6.375% Notes, 7.50% Notes and our Credit Facility.

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indenture governing the 7.50% Notes, among other baskets, we are permitted to incur the greater of $1.8 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 6.375% Notes, the 7.50% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $100 million or 5% of Consolidated Net Tangible Assets (as defined in the 7.50% Indenture). Under all four indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all four indentures was above 2.0 to 1.0 as of September 30, 2013.

As part of the consent solicitation in connection with the 7.50% Notes, we agreed to certain amendments to the indenture governing the Ameristar Notes that have the effect of reducing the capacity of Pinnacle to make payments on subordinated obligations, make dividends or distributions and repurchase stock, make investments and make other restricted payments from and after the closing of the Ameristar transaction. In particular, the amendments reduce the restricted payment capacity based on Consolidated Net Income (as defined in the indenture) to zero effective immediately after the effective time of the Ameristar transaction and the general restricted payment basket to $75 million from $150 million under the indenture governing the 7.50% Notes. We also obtained the consent from holders of the 7.50% Notes to amend the indenture to provide that to the extent that the net proceeds of the sale of the Disposition Properties are used to repay indebtedness under our senior credit facility, such repayment will reduce dollar-for-dollar the $1.8 billion threshold amount only but not the 3.50x Consolidated EBITDA threshold amount, in determining the amount of indebtedness permitted to be incurred under our Credit Facility pursuant to the indenture governing the 7.50% Notes.

The 7.50% Notes, the 8.75% Notes, 6.375% Notes, and 7.75% Notes become callable at a premium over their face amount on April 15, 2015, May 15, 2015, August 5, 2016, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following material changes occurred during the quarterly period ended September 30, 2013 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

In the third quarter of 2013, we conducted the following financing transactions: (1) we entered into a $2.6 billion amended and restated credit agreement; (2) we issued $850 million in aggregate principal amount of 6.375% Notes, and (3) we assumed and guaranteed $1.04 billion aggregate principal amount of 7.50% Senior Notes (originally issued by Ameristar).

In addition, we entered into an equity interest purchase agreement to sell Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri.  We also entered into a membership interests purchase agreement to sell the Ameristar Lake Charles development project.  For further information regarding these financial transactions and agreements, please see Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.
Purchase Price Allocation: After making an acquisition, we are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgments.
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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, Form 10-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the timing and completion of the divestitures required by the Federal Trade Commission ("FTC") in connection with the Ameristar acquisition, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, including in connection the divestitures, the expected synergies, cost savings and benefits of the Ameristar transaction, including the expected accretive effect of the transaction on the Company’s financial results and profit, the anticipated benefits of geographic diversity that would result from the Ameristar transaction and the expected results of Ameristar’s gaming properties, prospective performance and opportunities, the budgets, completion and opening schedules of the Company’s various projects, the facilities, features and amenities of the Company’s various projects, the ability of the Company to sell or otherwise dispose of discontinued operations, the Company's anticipated future capital expenditures, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of its L'Auberge Baton Rouge property, the Company's ability to improve operations and performance at Boomtown New Orleans, and the ability of ACDL to operate the property, meet the deadlines associated with the project, a working capital facility and additional capital needed for completing the Ho Tram Strip, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including our Annual Report on Form 10-K, this quarterly report on Form 10-Q and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
the gaming industry is competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own properties or through Native American gaming facilities and Internet gaming, could adversely affect our financial results;

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

•
we derived a large portion of our revenues from our casinos located in Louisiana and Missouri and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons;

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

•
we face many other risks associated with our minority interest investment in ACDL, such as Ho Tram Project Company Limited's ability to operate the property, to meet the deadlines associated with the project, to raise capital to fund the development of subsequent phases of the planned resort complex and business and regulatory risks, among other risks, inherent in investing in an entity conducting gaming operations in Vietnam;

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

•	we are subject to litigation which, if adversely determined, could cause us to incur substantial losses;

•	work stoppages, organizing drives and other labor problems could interrupt our future profits;

•	we face environmental and archaeological regulation of our real estate;

•	climate change, regulations and greenhouse effects could adversely impact our operations and markets;

•	the market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all;

•	we may face integration difficulties and may be unable to integrate the business of Ameristar into our business successfully or realize the anticipated benefits of the Ameristar acquisition;

•
our future results could suffer if we cannot effectively manage the expanded operations following the Ameristar acquisition, including that we may not be able to achieve the expected synergies, cost savings, and other benefits of the Ameristar acquisition may be affected by many factors, including our ability to successfully integrate the two companies and reduce costs and expenses;

•	we have significantly more debt after the Ameristar acquisition than we historically had and we may not be able to service the debt or obtain adequate financing to execute our operating strategy;

•	the combined company may experience an impairment of its goodwill which could adversely affect our financial condition and results of operations; and

•
we have agreed to divest the Ameristar Lake Charles project and Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri in connection with the Consent Order with the FTC. We may experience delays in our ability and timing to complete the divestitures, including obtaining regulatory approvals and gaming approvals, and meeting closing conditions under the sale agreements in connection with the divestitures; and

•	In the event that we are unsuccessful in completing one or both of the divestitures required by the FTC, this may have an adverse impact on our financial condition and results of operations.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the "Risk Factors" and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Quarterly Report on Form 10-Q, as well as the "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2013, we had approximately $9.0 million committed under various letters of credit under our Credit Facility and approximately $380 million borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of September 30, 2013. In addition, we had $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans under our Credit Facility. As of September 30, 2013, we had approximately $1.5 billion outstanding under these term loans. The term loans bear interest at a LIBOR rate plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio.
As of September 30, 2013, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease approximately $0.4 million, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $6.7 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2013. At September 30, 2013, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$379,618	$379,618	$360,637
Interest Rate	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%
Term B1 Loan	$1,250	$5,000	$5,000	$417,500	$—	$—	$428,750	$426,606
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Term B2 Loan	$2,750	$11,000	$11,000	$11,000	$11,000	$1,050,500	$1,097,250	$1,094,507
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$867,000
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	—
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,145,300
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$339,625
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$381,500
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$1	$6	$6	$7	$8	$69	$97	$97
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2013. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of September 30, 2013, we have excluded the acquired Ameristar operations because these operations were acquired in a business combination on August 13, 2013. These operations represent approximately 63% of our total assets at September 30, 2013 and approximately 36% of our total net revenues for the quarter ended September 30, 2013. We intend to disclose any material changes in internal control over financial reporting with respect to the Ameristar operations in the first annual assessment of internal control over financial reporting in which we are required to include the Ameristar operations.

PART II
Item 1. Legal Proceedings

The following are material developments to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, respectively, under the heading “Legal Proceedings” and which reference should be made.

Ameristar Litigation:  On December 24, 2012, a putative shareholder class action lawsuit related to our then-proposed acquisition of Ameristar was filed in Nevada District Court for Clark County. The complaint named Ameristar and members of Ameristar's Board of Directors and Pinnacle Entertainment, Inc. PNK Holdings, Inc.; and PNK Development 32, Inc. as defendants. On August 15, 2013, the Nevada District Court for Clark County entered an order for voluntary dismissal of the action without prejudice.

FTC Litigation:  Pursuant to the consent order with the U.S. Federal Trade Commission (the “FTC”), we are required to divest the Ameristar Lake Charles development project and Lumiere Place Casino and Hotels (collectively, the “Disposition Properties”), subject to certain conditions set forth in the consent order.

Item 1A. Risk Factors

The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

We may be unable to divest the Disposition Properties at all, or realize any anticipated benefits from such sales.

Pursuant to the consent order with the U.S. Federal Trade Commission (the “FTC”), we are required to divest the Ameristar Lake Charles development project and Lumiere Place Casino and Hotels (collectively, the “Disposition Properties”), subject to certain conditions set forth in the consent order. On July 24, 2013, we entered into a definitive agreement with GNLC Holdings, Inc. (“GNLC”), an affiliate of Golden Nugget Casinos and Landry’s, Inc., to sell all of the equity interests of the entity that owns the Ameristar Casino Lake Charles development project. Under the terms of the agreement, GNLC will pay total consideration equal to all cash expenditures on the development up until the date of closing, and the assumption of all outstanding payables related to the project at that time, less a $37 million credit. GNLC is responsible for completing the project following the closing of the acquisition of Ameristar Lake Charles. Through September 30, 2013, we and previously Ameristar invested a total capital of $260.5 million in the Ameristar Lake Charles project, including the original purchase price, capital expenditures and escrow deposits. We currently expect the transaction to close by the end of 2013.

On August 16, 2013, we entered into a definitive agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. to sell all of the equity interests of the entities that own Lumiere Place Casino and Hotels for cash consideration of $260 million, subject to certain net working capital and other adjustments. We expect the transaction to close in the first half of 2014.

There can be no assurance that the pending sale of Ameristar Casino Lake Charles development project or Lumiere Place Casino and Hotels will be completed. We and the buyers of the Dispositions Properties may be unable to obtain FTC or gaming regulatory approvals or otherwise satisfy the other conditions to closing on the definitive agreements for the sale of both, or any of, the Disposition Properties. In the event the sale of either of the Disposition Properties is unable to be completed, we may be unable to find a suitable purchaser(s), or may not be able to structure any of the divestitures on acceptable terms or achieve a favorable price for any of the Disposition Properties.

Moreover, the FTC may impose time constraints on the sales process, require continuing funding of the Ameristar Lake Charles development that we may not fully recoup in the sale, restrict the ability of customers to earn loyalty points pending disposition of the Disposition Properties, require that we provide transition services to an acquirer of a Disposition Property or impose other conditions for the sale of the Disposition Properties in the consent order that may make it more difficult for us to divest any of the Disposition Properties on favorable terms or at all.

Furthermore, if we fail to divest any of the Disposition Properties before the expiration of any deadlines that may be imposed by the FTC or does so in a manner or condition that does not comply with the consent order, in addition to potential civil penalties, the FTC may appoint a trustee to divest an expanded (or different) package of assets than the Disposition Properties in order to make the divestitures viable, competitive or more readily marketable.

Divestitures of the Disposition Properties have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than expected sales proceeds for such divestitures, and potential post-closing claims for indemnification.

Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to, among other things, our fixed cost structure and any divestiture conditions that may be imposed in the consent order. We may recognize impairment charges with respect to the divestiture of one or more Disposition Properties, depending upon the actual sales price for the Disposition Properties. With respect to the sale of Lumiere Casino and Hotels, we recognized an impairment charge of $144.6 million in the third quarter of 2013. Further, we may be required to indemnify the buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to litigation with the buyer or third-party claims arising out of such divestiture. In addition, the divestitures of the Disposition Properties could demand significant attention from our management.

A successful divestiture of a Disposition Property depends on various other factors, including our ability to (i) effectively transfer liabilities, contracts, facilities and employees to any purchaser; (ii) identify and separate the assets (including intangible assets) to be divested from those that we wish to retain; (iii) comply with any conditions and restrictions imposed in the consent order for the sales process; (iv) reduce fixed costs previously associated with the divested property; and (v) collect the proceeds from any divestitures. If we do not realize the expected benefits or synergies from divesting the Disposition Properties, or if a divestiture trustee is required to sell these or other assets, it could adversely affect our financial condition and results of operations and ability to comply with the covenants contained in the agreements governing its indebtedness.

In addition, the disposition of Lumière Place casino complex is subject to the approval of the Missouri Gaming Commission, including the licensing of Tropicana St. Louis LLC, and no assurances can be given that such approvals will be obtained in a timely manner, or at all. Similar regulatory risks also could adversely impact the ability and timing to obtain the approval of the Louisiana Gaming Control Board, including the licensing of GNLC, to consummate the sale of Ameristar Casino Lake Charles.

We expect to incur substantial expenses related to the integration of Ameristar’s business into our business.

We expect to incur substantial expenses in connection with the integration of Ameristar’s business with our business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in us taking significant charges against earnings following the consummation of the Ameristar transaction, and the amount and timing of such charges are uncertain at present. As a result of the Ameristar transaction, our results of operations may be adversely affected.

We face integration difficulties and may be unable to integrate the business of Ameristar into our business successfully or realize the anticipated benefits of the Ameristar transaction.

We entered into the merger agreement with Ameristar with the expectation that the transaction will result in various benefits for the combined company, including, among others, synergies resulting from cost savings and operating efficiencies. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the respective businesses and assets of both companies can be integrated in an efficient and effective manner. We will be required to devote significant management attention and resources to integrating the business practices and operations of Ameristar with those of Pinnacle. Potential difficulties we may encounter as part of the integration process include the following:

•
the inability to successfully combine the business of Ameristar with Pinnacle’s in a manner that permits the parties to achieve the full revenue and other benefits anticipated to result from the transaction;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the transaction.

Even if we are able to integrate Ameristar’s businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration or that these benefits will be achieved within the anticipated timeframe or at all. For example, we may not be able to eliminate duplicative costs. Moreover, it may incur substantial expenses in connection with the integration of Ameristar’s businesses. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs incurred or delays in integrating the businesses. Moreover, failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and prospects.

In addition, it is possible that the integration process could result in:

•	diversion of the attention of management; and

•
the disruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or its ability to achieve the anticipated benefits of the transaction or could reduce our earnings or otherwise adversely affect our business and financial results following the transaction.

Our future results could suffer if we cannot effectively manage the expanded operations following the transaction.

Following the transaction, the size of the combined business will be significantly larger than the current size of either Pinnacle’s or Ameristar’s business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Ameristar transaction.

Moreover, we are subject to additional risks, including, without limitation, all of the business, financial, operational, environmental, competitive, regulatory, economic and other risks related to Ameristar and its properties and operations. In addition, the risks that our current operations face may increase or intensify.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects as a result of interest rate fluctuations.

As of September 30, 2013, we had indebtedness of approximately $4.5 billion, including $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022, $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020, $850 million aggregate principal amount of 6.375% senior notes due 2021, and $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (originally issued by Ameristar), approximately $380 million borrowings under our revolving commitment under our Credit Facility and approximately $1.5 billion in outstanding term loans. In addition, we had approximately $9.0 million in outstanding letters of credit under our Credit Facility as of September 30, 2013.

There can be no assurance in the future that we will generate sufficient cash flow from operations or through asset sales to meet our long-term debt service obligations. Our present indebtedness and projected future borrowings could have important adverse consequences to us, such as:

•	making it more difficult for us to satisfy our obligations with respect to our existing indebtedness;

•
adversely impacting our ability to refinance our debt, as such debt becomes due on terms acceptable to us, or at all, and to obtain additional financing for working capital, capital expenditures, acquisitions, or debt service requirements, which would have a material adverse effect on our liquidity and financial condition;

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

•	limiting our ability to respond to changing business, industry and economic conditions and to withstand competitive pressures, which may affect our financial condition and results of operations;

•
causing us to incur higher interest expense in the event of increases in interest rates on our borrowings that have variable interest rates or in the event of refinancing existing debt at higher interest rates;

•	limiting our ability to make investments, dispose of assets, pay cash dividends or repurchase stock;

•	increasing our vulnerability to downturns in our business, our industry or the general economy and restricting us from making improvements or acquisitions or exploring business opportunities;

•	placing us at a competitive disadvantage to competitors with less debt or greater resources;

•	subjecting us to financial and other restrictive covenants in our indebtedness, the noncompliance with which could result in an event of default;

•
if we were to default on our secured debt, the lenders of such debt could foreclose on all or substantially all of our assets, which would have a material adverse effect on our business, financial condition and results of operations, and our ability to maintain compliance with financial covenants and to make payments on, or refinance, our indebtedness; and

•	adversely affecting our credit ratings, which could increase our cost of borrowings or adversely impact our ability to borrow.

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, our Credit Facility, the term loans under our Credit facility, the senior notes or the senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt.

Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our borrowings under our Credit Facility are at variable rates of interest, and to the extent not protected with interest rate hedges, could expose us to market risk from adverse changes in interest rates. While we may enter into interest rate hedges in the future, we currently have no such interest rate hedges. If interest rates increase, our debt service obligations on our variable-rate indebtedness could increase significantly even though the amount borrowed would remain the same.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and expansion efforts will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Credit Facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that, after giving effect to the Ameristar transaction, our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under the revolver under our Credit Facility, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our debt ratings affect both our ability to raise debt financing and the cost of that financing. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt markets on terms and in amounts that would be satisfactory to us. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

2.2*
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, and Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC.

2.3*††
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

2.4*
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

2.5*
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

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

4.1
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.2
Form of 6.375% Senior Note due 2021 (included as Exhibit A to Exhibit 4.1) is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.3
Registration Rights Agreement, dated as of August 5, 2013, among PNK Finance Corp. and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., Barclays Capital Inc. and UBS Securities LLC, on behalf of themselves and as representatives of the several initial purchasers named in Schedule 1 of the Purchase Agreement is incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.4
Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors that are signatories thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.375% senior notes due 2021 is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.5
Registration Rights Agreement Joinder, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.6
Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, relating to the 7.50% senior notes due 2021 is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.7
Form of 7.5% senior note due 2021 (included as Exhibit A to Exhibit 4.6) is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

Exhibit Number	Description of Exhibit

4.8
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the guarantors named therein, Ameristar Casinos, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on May 9, 2012. (SEC File No. 000-22494).

4.9
Second Supplemental Indenture, dated as of April 26, 2012, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 30, 2012. (SEC File No. 000-22494).

4.10
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Casinos, Inc., Creative Casinos of Louisiana, L.L.C., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on August 8, 2012. (SEC File No. 000-22494).

4.11
Fourth Supplemental Indenture, dated as of April 2, 2013, by and among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 3, 2013. (SEC File No. 000-22494).

4.12
Fifth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to 7.50% senior notes due 2021 is incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.13
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.14
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.1
Limited Guarantee, dated as of August 16, 2013, by and among Tropicana Entertainment Inc., Pinnacle Entertainment, Inc., and Casino Magic, LLC is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

10.2
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.3†
Form of Performance Share Agreement under the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.4†	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.5†	Form of Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.6
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.7
Purchase Agreement, dated as of July 30, 2013, by and among PNK Finance Corp. and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., Barclays Capital Inc. and UBS Securities LLC, on behalf of themselves and as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013. (SEC File No. 001-13641).

10.8*
Amended and Restated Credit Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc., as borrower, among the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.9*†	Separation Agreement and General Release, dated as of August 26, 2013, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux.

10.10
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.11
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
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
††
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	November 12, 2013	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

2.2*
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, and Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC.

2.3*††
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

2.4*
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

2.5*
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

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

4.1
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.2
Form of 6.375% Senior Note due 2021 (included as Exhibit A to Exhibit 4.1) is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.3
Registration Rights Agreement, dated as of August 5, 2013, among PNK Finance Corp. and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., Barclays Capital Inc. and UBS Securities LLC, on behalf of themselves and as representatives of the several initial purchasers named in Schedule 1 of the Purchase Agreement is incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.4
Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors that are signatories thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.375% senior notes due 2021 is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.5
Registration Rights Agreement Joinder, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.6
Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, relating to the 7.50% senior notes due 2021 is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.7
Form of 7.5% senior note due 2021 (included as Exhibit A to Exhibit 4.6) is incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

Exhibit Number	Description of Exhibit

4.8
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the guarantors named therein, Ameristar Casinos, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on May 9, 2012. (SEC File No. 000-22494).

4.9
Second Supplemental Indenture, dated as of April 26, 2012, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 30, 2012. (SEC File No. 000-22494).

4.10
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Casinos, Inc., Creative Casinos of Louisiana, L.L.C., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on August 8, 2012. (SEC File No. 000-22494).

4.11
Fourth Supplemental Indenture, dated as of April 2, 2013, by and among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 3, 2013. (SEC File No. 000-22494).

4.12
Fifth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to 7.50% senior notes due 2021 is incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.13
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

4.14
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.1
Limited Guarantee, dated as of August 16, 2013, by and among Tropicana Entertainment Inc., Pinnacle Entertainment, Inc., and Casino Magic, LLC is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

10.2
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.3†
Form of Performance Share Agreement under the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.4†	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.5†	Form of Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

10.6
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 14, 2013. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.7
Purchase Agreement, dated as of July 30, 2013, by and among PNK Finance Corp. and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Credit Agricole Securities (USA) Inc., Barclays Capital Inc. and UBS Securities LLC, on behalf of themselves and as representatives of the several Initial Purchasers named in Schedule 1 of the Purchase Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013. (SEC File No. 001-13641).

10.8*
Amended and Restated Credit Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc., as borrower, among the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.9*†	Separation Agreement and General Release, dated as of August 26, 2013, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux.

10.10
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.11
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):
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
††
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.