Form 10-K
period 2013-12-31
PINNACLE ENTERTAINMENT INC.
filed 2014-03-03
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13641
PINNACLE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3667491 (I.R.S. Employer Identification No.)
3980 Howard Hughes Parkway
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2013 was $1,010 million based on a closing price of $19.67 per share of common stock as reported on the New York Stock Exchange.
The number of outstanding shares of the registrant's common stock as of the close of business on February 25, 2014 was 59,197,606.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive 2014 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

Exhibit 2.9
Exhibit 2.10
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.49
Exhibit 10.50
Exhibit 10.51
Exhibit 10.59
Exhibit 10.60
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I
Item 1.Business

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. Excluding discontinued operations, we own 14 gaming properties in Colorado, Indiana, Iowa, Louisiana, Missouri, Mississippi, and Nevada. We also own a racetrack in Ohio that is currently being re-developed into a new gaming entertainment facility and manage a racetrack in San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing our guests with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve profit margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. We seek to connect our portfolio of properties through a common guest loyalty program, while looking to leverage the benefits of our diversified portfolio of properties for our guest whenever possible. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, and growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Highlights of 2013 include the following:

•
Completed the acquisition of Ameristar Casinos, Inc. in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt in August 2013. The transaction added the following eight properties to the Company’s portfolio: Ameristar Council Bluffs, Ameristar East Chicago, Ameristar Kansas City, Ameristar St. Charles, Ameristar Vicksburg, Ameristar Black Hawk, Cactus Petes, and Horseshu.

•
Entered into an Amended and Restated Credit Agreement in August 2013, which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment;

•	Issued $850 million in aggregate principal amount of 6.375% senior notes due 2021 in August 2013;

•	Redeemed all of our $450 million 8.625% senior unsecured notes due 2017 in August 2013;

•
Closed the sale of the equity interests in the entity developing the Ameristar Casino Lake Charles project for total consideration of approximately $180 million in cash and $35 million in deferred consideration, of which $25 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10 million is in the form of a note receivable from the buyer due in July 2016;

•
Entered into an agreement to sell the ownership interest in certain subsidiaries that own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri for cash consideration of $260 million, subject to certain net working capital and other adjustments;

•	Opened 200-room hotel at River City Casino in St. Louis, Missouri in August 2013; and

•
Closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC, the owner of the racing license for Retama Park Racetrack in San Antonio, Texas, and entered into a management contract with Retama Development Corporation to manage the day-to-day operations of the Retama Park Racetrack in January 2013.

Over the last several years, we have developed and opened three properties, L’Auberge Casino & Hotel Baton Rouge in Baton Rouge, Louisiana, River City Casino in St. Louis, Missouri, and Lumiére Place Casino and Hotels in downtown St. Louis. In addition, we have expanded our business to owning and managing racetracks with the acquisition of River Downs in Cincinnati, Ohio (which is being developed into Belterra Park Gaming & Entertainment Center) and the acquisition of the majority interest in the owner of the racing license for Retama Park in San Antonio, Texas. We also have made some strategic acquisitions (Ameristar Casinos, Inc.) and dispositions of assets, including our Boomtown Reno property, Atlantic City land and our Argentina operations.

Operating Properties

The following table presents selected statistical and other information concerning our properties as of December 31, 2013:

	Location	Opening Year	Casino Square Footage	Slot Machines	Table Games	Hotel Rooms (2)	Food & Beverage Outlets (3)	Parking Spaces
Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	1996	38,500	1,546	23	444	8	3,080
Ameristar East Chicago	East Chicago, IN	1997	56,000	1,966	40	288	8	2,245
Ameristar Kansas City	Kansas City, MO	1997	140,000	2,297	71	184	15	8,320
Ameristar St. Charles	St. Charles, MO	1994	130,000	2,393	77	397	14	6,250
Belterra Casino Resort	Florence, IN	2000	47,000	1,296	49	608	10	2,200
Belterra Park Gaming & Entertainment Center (1)	Cincinnati, OH	Expected opening in 2014	—	—	—	—	—	—
River City Casino	St. Louis, MO	2010	90,000	2,010	62	200	9	2,900

South segment
Ameristar Vicksburg	Vicksburg, MS	1994	70,000	1,571	37	149	5	2,500
Boomtown Bossier City	Bossier City, LA	1996	30,000	993	25	187	3	1,800
Boomtown New Orleans	New Orleans, LA	1994	30,000	1,239	36	—	5	1,700
L'Auberge Baton Rouge	Baton Rouge, LA	2012	74,000	1,481	56	205	6	2,400
L'Auberge Lake Charles	Lake Charles, LA	2005	70,000	1,613	75	995	10	2,977

West segment
Ameristar Black Hawk	Black Hawk, CO	2001	56,000	1,381	50	536	7	1,500
Cactus Petes and Horseshu	Jackpot, NV	1956	29,000	707	28	416	9	1,100

			860,500	20,493	629	4,609	109	38,972
(1) Belterra Park Gaming & Entertainment Center, formerly River Downs, is currently being re-developed into a gaming and entertainment facility and is expected to open in May 2014.
(2) Includes 284 rooms at Ameristar Council Bluffs operated by affiliates of Kinseth Hospitality Corporation and located on land owned by us and leased to affiliates of Kinseth.
(3) Includes four outlets at Ameristar Kansas City and an outlet at Ameristar East Chicago that are leased to and operated by third parties.
Midwest Segment
Our Ameristar Council Bluffs property is located across the Missouri River from Omaha, Nebraska and includes the largest riverboat in Iowa. This property serves the Omaha and southwestern Iowa markets. Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack.
Our Ameristar East Chicago property is located approximately 25 miles from downtown Chicago, Illinois and serves metropolitan Chicago and Northwest Indiana. Ameristar East Chicago’s core competitive market of Northwest Indiana is comprised of three casino operators, including Ameristar, in East Chicago, Hammond and Gary, Indiana.
Our Ameristar Kansas City property, located seven miles from downtown Kansas City, Missouri, has one of the largest casino floors in Missouri. The property attracts guests from the greater Kansas City area, as well as regional overnight guests. Ameristar Kansas City competes with several other gaming operations located in and around Kansas City, Missouri and other regional Midwest markets.

Our southern Indiana property, Belterra Casino Resort, is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and one-half hours from Indianapolis, Indiana. Belterra Casino Resort currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra Casino Resort, two racetrack casinos in the Indianapolis, Indiana metropolitan area, and multiple casino and racino developments in the State of Ohio, eventually including our Belterra Park Gaming & Entertainment Center development.
Currently being re-developed, our Belterra Park Gaming & Entertainment Center (formerly River Downs) is located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. We applied for a license during 2012 to operate video lottery terminals ("VLTs") at the racetrack facility, and in January 2014 we paid the initial $10 million installment for the VLTs. The property is now under extensive re-development and will re-open as a gaming and entertainment center offering live racing, pari-mutuel wagering, approximately 1,500 VLTs, six restaurants, a VIP lounge, ample parking spaces and new racing facilities. Excluding land and capitalized interest costs, we have incurred approximately $92.2 million of the $209 million budget for Belterra Park Gaming & Entertainment Center. We expect to open the facility on May 1, 2014 and will face competition from casinos and racinos in Ohio, as well as from our Belterra Casino Resort property, discussed above.
Our Ameristar St. Charles property and our River City Casino property are located in the St. Louis, Missouri market. Our Ameristar St. Charles property is located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property is in close proximity to the St. Charles convention facility. Our River City Casino property is located in the south St. Louis community of Lemay, Missouri on the western bank of the Mississippi River. Our facility includes a single-level, 90,000 square-foot casino located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres. During the third quarter of 2013, we completed an $82 million expansion project at River City Casino that included a parking garage, a multi-purpose event center and a 200-guestroom hotel.
Both of our St. Louis properties compete with several other gaming operations located in the metropolitan St. Louis area and other regional Midwest markets. Two of these competitors are located in Illinois.
South Segment
Our Ameristar Vicksburg property is located in Vicksburg, Mississippi along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. Ameristar Vicksburg is the largest dockside casino in central Mississippi. The property caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area. Ameristar Vicksburg primarily competes with three other gaming operations located in Vicksburg, Mississippi. The property also faces competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg.
Our Boomtown New Orleans property is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, two riverboat casinos, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos on the Mississippi Gulf Coast.
During the first quarter of 2013, we commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property, with a project budget of $20 million. The hotel tower is expected to open in the summer of 2014.
Our Boomtown Bossier City property is located in Bossier City, Louisiana. Boomtown Bossier City features a hotel adjoining a dockside riverboat casino and competes with five dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas.
Our L'Auberge Baton Rouge property is located on a portion of the 577 acres of land that we own approximately ten miles southeast of downtown Baton Rouge, Louisiana. L'Auberge Baton Rouge offers a fully integrated casino entertainment experience. L'Auberge Baton Rouge competes directly with two casinos in the Baton Rouge area and other resort facilities regionally in New Orleans and the Mississippi Gulf Coast.
Our L'Auberge Lake Charles property, located in Lake Charles, Louisiana, offers one of the closest full-scale casino-hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. Our property is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L’Auberge Lake Charles competes with other full-service regional and destination resort casinos, including those in New Orleans, Louisiana, Biloxi, Mississippi, and Las Vegas, Nevada. It also competes with a land-based Native American casino, which is approximately 43 miles northeast of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana. The gaming operator that acquired the Ameristar Casino Lake Charles development project from us in November 2013 is currently constructing a new casino-hotel facility adjacent to L'Auberge Lake Charles, which is expected to open in 2014.
West Segment
Our Ameristar Black Hawk property, located in the center of the Black Hawk gaming district, is approximately 40 miles west of Denver. The property caters primarily to patrons from the Denver metropolitan area and surrounding states and primarily competes with 23 other gaming operations located in the Black Hawk and Central City gaming market in Colorado.
Our Cactus Petes and The Horseshu properties (collectively, the "Jackpot Properties") are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot Properties serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces. The Jackpot Properties compete primarily with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino and hotel near Pocatello, Idaho.

Other Assets and Operations

We own and operate the Heartland Poker Tour, which is a live and televised poker tournament series that broadcasts its events on hundreds of network television, cable and satellite stations.

In January 2013, we closed on the acquisition of 75.5% of the equity of Pinnacle Retama Partners, LLC, which is the owner of the racing license utilized in the operation of Retama Park Racetrack, and entered into a management contract with Retama Development Corporation ("RDC") to manage the day-to-day operations of Retama Park Racetrack.

We own a minority interest in Asian Coast Development (Canada), Ltd. ("ACDL"), which was accounted for under the equity method. In 2013, we fully impaired the carrying value of our investment in ACDL and discontinued applying the equity method for our investment in ACDL.

Financial information about segments and geographic areas is incorporated by reference from Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Assets to be Sold or Held for Sale

In November 2013, we completed the sale of our equity interests in the entity developing the Ameristar Casino Lake Charles project. At closing, we received approximately $180 million in cash that excludes $35 million of deferred consideration, of which $25 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10 million is in the form of a note receivable from the buyer due in July 2016.

In August 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri (collectively, the "Lumiére Place Casino and Hotels"). Under the terms of the agreement, the buyer will pay a purchase price of $260 million, subject to certain net working capital and other adjustments. The completion of the transaction is subject to various conditions, including, among others, (i) the approval of the Missouri Gaming Commission, and (ii) the approval of the U.S. Federal Trade Commission (the "FTC"). Subject to the satisfaction or waiver of conditions in the agreement, we expect the transaction to close during the first half of 2014.

In June 2012, we closed on the sale of our Boomtown Reno operations. We continue to hold approximately 810 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation and the related assets and liabilities as held for sale. Other than minimal costs associated with the remaining excess land, we expect no material financial impact from the Boomtown Reno operations.

During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as properties in other states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in certain states, particularly in areas close to our existing gaming properties such as Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Mississippi, Nebraska, Ohio, Oklahoma, and Texas; the development or expansion of Native American gaming in or near the states in which we operate; and the potential legalization of Internet gaming could create additional competition for us and could adversely affect our operations or proposed development projects.

Government Regulation and Gaming Issues

The gaming industry is highly regulated, and we must maintain our licenses to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues,” which is incorporated herein by reference.

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

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our River City site, for example, was previously used for heavy industrial purposes, necessitating remediation of the site by us as part of the overall project. Our project budgets typically include amounts expected to cover the remediation work required.

Executive Officers of the Registrant
The persons serving as our executive officers as of March 3, 2014, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	Chief Executive Officer and Director
Carlos A. Ruisanchez	President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Administrative Officer
Troy Stremming	Executive Vice President, Government Relations and Public Affairs
Neil E. Walkoff	Executive Vice President, Operations
Michelle Shriver	Executive Vice President, Operations

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of March 3, 2014:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	Chief Executive Officer of Pinnacle Entertainment, Inc.
Stephen C. Comer	Retired Accounting Firm Managing Partner
Richard J. Goeglein	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Owner, Evening Star Holdings, LLC (Business Consulting Firm), and Former Gaming Executive
Bruce A. Leslie	Attorney, Bruce A. Leslie, Chtd.
James L. Martineau	Business Advisor and Private Investor and Non-executive Vice Chairman of the Board
Desirée Rogers	Chief Executive Officer of Johnson Publishing Company, LLC
Jaynie M. Studenmund	Corporate Director and Advisor

Other

Pinnacle Entertainment, Inc., a Delaware corporation, is the successor to the Hollywood Park Turf Club, which was organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. and in February 2000, we became Pinnacle Entertainment, Inc. As of January 31, 2014, we employed 14,569 full-time and part-time employees.

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

Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. We compete with a broad range of entertainment and leisure activities and consumer preferences may change. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, continued high unemployment levels, the housing and credit crises, the potential for bank failures, higher fuel or other transportation costs, and changes in consumer confidence may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected or that customers will continue to want to frequent our properties or continue to spend money at our properties. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations. Deterioration in operating results could affect our liquidity and our ability to comply with financial covenant ratios, other covenants and requirements in our amended and restated credit facility and covenants and requirements under the bond indentures discussed in other risk factors below.

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

Further, several of our properties are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or create competitive pressure, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to our existing casinos could be significantly and adversely affected by the legalization or expansion of gaming in new jurisdictions, including in particular, Colorado, Idaho, Illinois, Kansas, Kentucky, Mississippi, Nebraska, Ohio, Oklahoma and Texas areas where our customers may also visit, and by the development or expansion of Native American casinos in areas where our customers may visit.

In the past, legislation to legalize or expand gaming has been introduced in some of these jurisdictions, and federal law favors the expansion of Native American gaming. In 2009, legislation to approve up to 12 resort casinos, slot machines at racetracks and Native American gaming in Texas was rejected during the state’s 2009 legislative session. Numerous gaming bills were introduced in the Texas Legislature during its 2010-11 regular session, none of which passed. Several gaming bills were introduced in the Texas legislature during the 2013 session. If gaming was legalized in Texas, it would adversely affect our business, particularly our Louisiana properties.

In June 2011, the Illinois legislature passed an omnibus gaming bill that would allow five new casinos and slots at six racetracks. The Governor of Illinois did not sign the bill. In 2012, a similar bill was passed by the Illinois legislature. The Governor of Illinois vetoed that bill. If gaming operations expanded in Illinois, it would adversely affect our business, particularly our Ameristar East Chicago property and our St. Louis properties.

In 2007, the Kansas legislature enacted a law that authorizes up to four state-owned and operated freestanding casinos and three racetrack slot machine parlors developed and managed by third parties. At that time, one casino and one racetrack location were authorized in Wyandotte County in the greater Kansas City market. The owner of the potential racetrack slot machine parlor license surrendered its racing license and closed the facility due to concerns about the tax rate that would apply to its gaming operations, which was substantially higher than the tax rate in Missouri or applicable to Kansas freestanding casinos. The future status of the racetrack license is uncertain; however, there have been discussions about reducing the tax rate in order to incentivize the installation of slot machines at the racetracks. On February 3, 2012, a partnership that includes a major commercial casino operator opened a large land-based casino and entertainment facility at the Kansas Speedway, approximately 24 miles from Ameristar Kansas City. This facility has provided significant additional competition for the Kansas City market and adversely affected the financial performance of Ameristar Kansas City.

In January 2014, a bill was filed in the Kentucky legislature to amend the constitution to allow up to seven casinos. In January 2014, two bills were filed in Kentucky, one bill provides for a constitutional amendment to permit gaming and a second bill which provides for gaming at up to eight sites. If gaming is legalized in Kentucky, it would have an adverse effect on our business, particularly our Belterra and Belterra Park facilities.

Several attempts have been made in the Nebraska legislature to expand gaming in the state. None of those efforts has been successful. If casino gaming is authorized in the Omaha area, it could have a material adverse impact on Ameristar Council Bluffs’ business.

Over the years, several attempts have been made in the Indiana legislature to allow one of the two adjacent riverboat casino licenses held by the same operator in Gary, Indiana, approximately five miles from Ameristar East Chicago, to be moved to a nearby land-based location. To date, none of the efforts has been successful. If a casino is allowed to relocate inland to a more accessible location, it could materially adversely affect the financial performance of Ameristar East Chicago.

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

We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow. Furthermore, Native American gaming facilities frequently operate under regulatory requirements and tax environments that are less stringent than those imposed on state-licensed casinos, which may provide such Native American gaming facilities with a competitive advantage in our markets. For example, in December 2007, the National Indian Gaming Commission (the “NIGC”) approved the request of the Ponca Tribe of Nebraska to have a five-acre parcel owned by the tribe in Carter Lake, Iowa, located approximately five miles from Ameristar Council Bluffs, approved for the operation of gaming. In December 2008, in a lawsuit brought by the State of Nebraska and joined by the State of Iowa and the City of Council Bluffs, the federal district court reversed the NIGC’s decision. The U.S. Department of the Interior appealed the district court ruling, and in October 2010 the Eighth Circuit Court of Appeals reversed the district court’s decision and ordered the court to remand the matter to the NIGC for further consideration. The Court of Appeals directed the NIGC to revisit the issue, taking into consideration, among other things, a 2003 agreement between the State of Iowa and the Bureau of Indian Affairs, which provides that the five-acre parcel would be utilized for a health center and not for gaming purposes. If the tribe is allowed to conduct gaming at this location, the additional competition would adversely affect our Council Bluffs business. The NIGC has yet to publicly render a decision on this matter.

In April 2010, we canceled our Sugarcane Bay casino development in Lake Charles, Louisiana, and we surrendered the related gaming license to the Louisiana Gaming Control Board (the “LGCB”). In February 2012, the LGCB approved the construction of a new gaming facility in Bossier City, Louisiana, which recently opened in June of 2013. This new casino resulted in increased competition for our properties in Louisiana, particularly our Boomtown Bossier City casino. Moreover, we expect to face new competition in the Lake Charles, Louisiana region from the casino operator that acquired the Ameristar Lake Charles development (which is adjacent to our L'Auberge Lake Charles property) and in the St. Louis, Missouri region from the entity, who is acquiring the Lumière Place Casino, HoteLumière and the Four Seasons Hotel, as part of our divestitures to obtain FTC approvals required to complete the acquisition of Ameristar.

In Ohio, four casinos are open, including one casino in Cincinnati. Our facilities, particularly Belterra and Belterra Park, face competition from these casinos in Ohio, existing riverboats in Indiana and Ohio racetracks with video lottery terminals ("VLTs"), including one scheduled to open in 2014 between Cincinnati and Dayton.

From time to time, our competitors refurbish, rebrand or expand their casino offerings, which could function to increase competition. For example, a large competitor reopened a rebranded and refurbished riverboat casino in Lawrenceburg, Indiana, replacing a smaller facility near our Belterra property. The quality of competition also may improve after changes in ownership. For example, in the fourth quarter of 2012, a major casino operator acquired a facility in St. Louis that is the principal competitor of Ameristar St. Charles and has rebranded that facility. The new owner has made significant investments in the facility and we expect Ameristar St. Charles will face increased competition from this facility. In 2012, one of Ameristar Black Hawk’s larger competitors in the market was purchased out of bankruptcy by a Reno, Nevada-based casino operator. It is possible that these facilities will become more competitive under new ownership.

We face competition from racetracks that offer VLTs, including four operating in Ohio with two more expected to follow. We also intend to offer VLTs at Belterra Park upon completion of our project. On July 24, 2013, the Ohio Supreme Court agreed to determine whether opponents of VLTs have standing to challenge the decision to allow VLTs at the state’s seven horse racetracks. The opponents assert that expanding the Ohio lottery by allowing VLTs without putting the question to voters was improper. A lower court ruled that the opponents lacked legal standing in the case. That decision was appealed and unanimously upheld by the 10th Circuit Court of Appeals. The opponents appealed again and the Ohio Supreme Court decided to hear the case. We do not know how the Ohio Supreme Court will rule and what impact, if any, the ruling may have on VLT operations at racetracks in Ohio.

In addition, if slot machines are placed in racetracks in Illinois, they will provide new competition, particularly to our Belterra Casino, Belterra Park, East Chicago and St. Louis area properties. Moreover, in recent years, several attempts have been made in the Colorado legislature to authorize VLTs within the state. If VLTs are authorized in Colorado, they would represent additional competition for Ameristar Black Hawk and could materially adversely affect the financial performance of the property.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, VLTs, video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from Internet lotteries and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. In particular, certain states including Nevada, Delaware and New Jersey passed legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013, Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos, which went into effect in November 2013. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

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

For example, on December 20, 2012, we entered into an agreement and plan of merger with Ameristar Casinos, Inc. for a total enterprise value of $2.8 billion, including the outstanding debt of Ameristar. This transaction closed on August 13, 2013 and was subject to the approval of the U.S. Federal Trade Commission (the “FTC”) and various state gaming regulators. As a result of a consent order entered into with the FTC, we agreed to divest the Ameristar Lake Charles development project and Lumiere Place Casino and Hotels. We completed the sale of the Ameristar Lake Charles development project in November 2013 and are in the process of completing the sale of Lumiere Place Casino and Hotels. If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity and ability to satisfy your financial covenants and comply with other restrictive covenants under our debt agreements and pay or refinance our senior notes and senior subordinated notes and other indebtedness.

We may be unable to divest the Lumiere Place Casino at all, or realize any anticipated benefits from such sale.

Pursuant to the consent order with the FTC, we are required to divest the Lumiere Place Casino and Hotels (“Lumiere Place Casino”), subject to certain conditions set forth in the consent order. On August 16, 2013, we entered into a definitive agreement to sell all of the equity interests of the entities that own Lumiere Place Casino for cash consideration of $260 million, subject to certain net working capital and other adjustments. We expect the transaction to close in the first half of 2014.

There can be no assurance that the pending sale of Lumiere Place Casino will be completed. We and the buyer may be unable to obtain FTC or gaming regulatory approvals or otherwise satisfy the other conditions to closing on the definitive agreements for the sale of Lumiere Place Casino. In the event the sale of Lumiere Place Casino is unable to be completed, we may be unable to find a suitable purchaser, or may not be able to structure the divestiture on acceptable terms or achieve a favorable price.

Moreover, the FTC may impose time constraints on the sales process, restrict the ability of customers to earn loyalty points pending disposition of Lumiere Place Casino, require that we provide transition services to the buyer or impose other conditions for the sale of the Lumiere Place Casino in the consent order that may make it more difficult for us to Lumiere Place Casino on favorable terms or at all.

Furthermore, if we fail to divest Lumiere Place Casino before the expiration of any deadlines that may be imposed by the FTC or does so in a manner or condition that does not comply with the consent order, in addition to potential civil penalties, the FTC may appoint a trustee to divest an expanded (or different) package of assets than Lumiere Place Casino in order to make the divestitures viable, competitive or more readily marketable.

The divestiture of Lumiere Place Casino has other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than expected sales proceeds for such divestiture, and potential post-closing claims for indemnification.

Expected costs savings, which are offset by revenue losses from divested properties, may also be difficult to achieve or maximize due to, among other things, our fixed cost structure and any divestiture conditions that may be imposed in the consent order. With respect to the sale of Lumiere Place Casino, we recognized an impairment charge of $144.6 million in the third quarter of 2013. Further, we may be required to indemnify the buyer against certain liabilities and obligations in connection with any such divestiture, and we may also become subject to litigation with the buyer or third-party claims arising out of such divestiture. In addition, the divestiture of Lumiere Place Casino could demand significant attention from our management.

A successful divestiture of Lumiere Place Casino depends on various other factors, including our ability to (i) effectively transfer liabilities, contracts, facilities and employees to any purchaser; (ii) identify and separate the assets (including intangible assets) to be divested from those that we wish to retain; (iii) comply with any conditions and restrictions imposed in the consent order for the sales process; and (iv) collect the proceeds from any divestitures. If we do not realize the expected benefits or synergies from divesting Lumiere Place Casino, or if a divestiture trustee is required to sell these or other assets, it could adversely affect our financial condition and results of operations and ability to comply with the covenants contained in the agreements governing its indebtedness.

In addition, the disposition of Lumière Place casino complex is subject to the approval of the Missouri Gaming Commission, including the licensing of the buyer, and no assurances can be given that such approval will be obtained in a timely manner, or at all.

We expect to incur substantial expenses related to the integration of Ameristar’s business into our business.

We expect to incur substantial expenses in connection with the integration of Ameristar’s business with our business. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in us taking significant charges against earnings, and the amount and timing of such charges are uncertain at present. As a result of the Ameristar transaction, our results of operations may be adversely affected.

Our future results could suffer if we cannot effectively manage the expanded operations following the transaction.

Since the completion of the merger with Ameristar, our business is significantly larger than it was prior to the merger. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize any operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated as a result of the Ameristar transaction.

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

We merged with Ameristar with the expectation that the transaction will result in various benefits for the combined company, including, among others, synergies resulting from cost savings and operating efficiencies. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including whether the respective businesses and assets of both companies can be integrated in an efficient and effective manner. We will be required to devote significant management attention and resources to integrating the business practices and operations of Ameristar with those of Pinnacle. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine the business of Ameristar with Pinnacle’s in a manner that permits the parties to achieve the benefits anticipated to result from the transaction;

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

Even if we are able to integrate Ameristar’s businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration or that these benefits will be achieved within the anticipated timeframe or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Ameristar’s businesses. While we have incurred and continue to anticipate that we will incur expenses following the merger, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs incurred or delays in integrating the businesses. Moreover, failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected benefits and could adversely affect the combined company’s future business, financial condition, operating results and prospects.
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

We derived 47.6% and 25.1% of our revenues in 2013 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Four of our 14 gaming properties are located in Louisiana. During 2013, we derived 47.6% of our revenues from these four casinos and 25.4% from one of them, L’Auberge Lake Charles in Lake Charles, Louisiana, though the percentage of revenues from Louisiana decreased following the acquisition of the Ameristar properties in August 2013. In addition, we derived 25.1% of our revenues from three casinos (excluding Lumiere Place Casino) in the Missouri region during 2013, two of which we acquired in August 2013 as part of the Ameristar transaction. We expect the percentage of our revenues from Missouri casinos will increase from the results of 2013, as a result of the inclusion of results of operations from Ameristar St. Charles and Ameristar Kansas City.

Because we derive a significant percentage of our revenues from properties concentrated in two states, we are subject to greater risks from regional conditions than a gaming company with operating properties in several different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

•	regional economic conditions;

•	regional competitive conditions, including legalization or expansion of gaming in Louisiana or Missouri or in neighboring states;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	the outbreak of public health threats at any of our properties, or in the areas in which they are located, or the perception that such threats exist; and

•	a decline in the number of visitors.

We may experience an impairment of our goodwill which could adversely affect our financial condition and results of operations.

We have recognized a substantial amount of goodwill in connection with consummation of the merger with Ameristar and the allocation of the purchase price thereto. We test goodwill for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill since the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. However, actual results may differ from those projections. Further, we may need to recognize an impairment of some of the goodwill recognized in the merger, which would adversely affect our financial condition and results of operations.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2013, we had indebtedness of approximately $4.4 billion, including $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022, $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020, $850 million aggregate principal amount of 6.375% senior notes due 2021, and $1.04 billion aggregate principal amount of 7.50% senior notes due 2021, approximately $494 million in borrowings under our revolving commitment under our Credit Facility and approximately $1.3 billion in outstanding term loans. In addition, we had approximately $8.6 million in outstanding letters of credit under our Credit Facility as of December 31, 2013.

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

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our amended and restated credit facility, the term loans, the senior notes and the senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our amended and restated revolving credit facility matures in August 2018 and the tranche B-1 term loans mature in August 2016, and the tranche B-2 term loans mature in August 2020. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Our amended and restated credit facility and the indentures governing our senior notes and senior subordinated notes impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries' ability to:

•	incur additional debt;

•	make payments on subordinated obligations;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	grant liens on our property to secure debt;

•	enter into certain transactions with affiliates;

•	sell assets or enter into mergers or consolidations;

•	sell equity interest in our subsidiaries;

•	create dividend and other payment restrictions affecting our subsidiaries;

•	change the nature of our lines of business;

•	make capital expenditure;

•	designate restricted and unrestricted subsidiaries; and

•	amend or modify our subordinate indebtedness without obtaining consent from the holders of our senior indebtedness.

Our amended and restated credit facility imposes various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, comply with laws and maintain properties and other covenants customary in senior credit financings of this type. In addition, our amended and restated credit facility requires that we comply with various restrictive maintenance financial covenants, including an interest coverage ratio, a total leverage ratio (a ratio of total debt to annualized Adjusted EBITDA (as defined)), and a senior secured debt ratio.

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

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our amended and restated credit facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under the revolver under our amended and restated credit facility, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our debt ratings affect both our ability to raise debt financing and the cost of that financing. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt markets on terms and in amounts that would be satisfactory to us. If we are unable to obtain financing on commercially reasonable terms, it could:

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

Currently, we are in the process of doing an extensive redevelopment of the racetrack and related facilities at Belterra Park, which is expected to open in May 2014. Excluding land and capitalized interest costs, we have incurred approximately $92.2 million of the $209 million budget for Belterra Park (exclusive of land and licensing fees and capitalized interest). In addition, we are in the process of building a 150-guestroom hotel tower at our Boomtown New Orleans property and have spent $8.1 million of the $20 million budget as of December 31, 2013. We expect that the hotel will be completed in the summer of 2014.

We expect to fund our working capital and general corporate requirements (including our development activities) with cash flow from operations and funding from the amended and restated credit facility, but cannot provide assurances that such financing will provide adequate funding for our present and future property developments. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to continue with our current, or implement future, development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets and may not be able to do so on favorable terms or on terms acceptable to us.

Subsequent phases to certain of our existing projects and potential enhancements at our properties may require us to raise additional capital.

We may need to access the capital markets or otherwise obtain additional funds to complete subsequent phases of our existing projects at Belterra Park and Boomtown New Orleans, and to fund potential enhancements we may undertake at our facilities there, and elsewhere. We do not know when or if the capital markets will permit us to raise additional funds for such phases and enhancements in a timely manner, on acceptable terms, or at all. Inability to access the capital markets, or the availability of capital only on less-than-favorable terms, may force us to delay, reduce or cancel our subsequent phases and enhancement projects. Delay, reduction or cancellation of the subsequent phases of our projects could subject us to financial penalties, and the possibility of such penalties could require us to obtain additional financing on unfavorable terms.

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

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

We cannot assure you that the revenues generated from our new developments and acquired properties, will be sufficient to pay related expenses if and when these developments are completed; or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect our operating results and financial condition and may make it more difficult to raise capital, even as such a shortfall would increase the need to raise capital. In addition, as our new properties open, they may compete with our existing properties. For example, our development at our Belterra Park facility in Ohio will compete with our Belterra Casino Resort in Indiana.

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

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increase in costs of labor, including due to potential unionization of our employees;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increase may adversely affect our cost structure; and

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

The global financial crisis and recession have affected our business and financial condition, and economic and financial market conditions may continue to affect us in ways that we currently cannot accurately predict.

The credit crisis, economic recession and related turmoil in the global financial system have had and may continue to have an effect on our business and financial condition. The U.S. economy continues to experience some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. While the U.S. economy has emerged from the recession, high levels of unemployment have continued to persist. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the recovery is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience a material adverse effect on our business, results of operations and financial condition.

If a significant percentage of our lenders under our amended and restated credit facility were to file for bankruptcy or otherwise default on their obligations to us, we may not have the liquidity to fund our current or future projects. There is no certainty that our lenders will continue to remain solvent or fund their respective obligations under our amended and restated credit facility, which would have a material adverse effect on our liquidity and financial condition.

The significant distress experienced by financial institutions during the financial crisis and the recession has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry. The credit and liquidity crisis greatly restricted the availability of capital and caused the cost of capital (if available) to be much higher than it had traditionally been. Volatility in the capital markets is perceived to be high. The need to access the capital markets could increase the costs of our projects, which could have an impact on our flexibility to react to changing economic and business conditions and our ability or willingness to fund our development projects. All of these effects could have a material adverse effect on our business, financial condition and results of operations, liquidity and our ability to satisfy financial covenants and comply with other restrictive covenants.

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

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

•	shortage of materials;

•	shortage of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increase or delays in completing the project;

•	delays in obtaining or inability to obtain or maintain necessary license or permits;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	dispute with contractors;

•	disruption of our operations caused by diversion of management's attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more difficult or expensive than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

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

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Colorado Division of Gaming, the Colorado Limited Gaming Control Commission, Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission, the Ohio Lottery Commission, and the Texas Racing Commission may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of the Company's securities. In addition, many of the Company's key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

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

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking bans and restrictions have significantly impacted business volumes.

In February 2014, the Indiana Supreme Court struck down an ordinance which extended a smoking ban to restaurants and bars, but exempted a local casino. The Indiana Supreme Court held that the ordinance violated the state constitution’s equal privileges and immunities clause. While the Indiana Supreme Court’s decision only applies to this ordinance, similar challenges may be made to invalidate exemptions for casinos in ordinances and laws in Indiana which may result in new laws and ordinances that prohibit smoking at Belterra Casino Resort and Ameristar East Chicago. If smoking was prohibited at our properties in Indiana, we believe that this will adversely effect on our businesses.

In 2008, voters in the City of Kansas City approved a ballot measure, which was subsequently modified by the City Council, that prohibits smoking in most indoor public places within the city, including restaurants, but which contains an exemption for casino floors and 20% of all hotel rooms. One of Ameristar Kansas City’s competitors is not subject to a smoking ban in any form, which may have had some negative impact on Ameristar’s business in that area.

In 2006, a statewide indoor smoking ban went into effect in the state of Colorado, but casinos were exempted from the original legislation. Effective January 1, 2008, the Colorado legislature repealed the casino exemption and extended the indoor smoking ban to casinos.

Also in 2008, a statewide indoor smoking ban went into effect in the State of Iowa, an area in which we own and operate a casino. The law includes an exemption for casino floors and 20% of all hotel rooms. From time to time, bills have been introduced in the state legislature that would eliminate the casino floor exemption. Effective July 1, 2012, a statewide indoor smoking ban went into effect in Indiana, subject to an exemption for any areas restricted to persons age 18 or older, including the casino floor of Belterra Casino Resort and Ameristar East Chicago. Similar bills have been introduced from time to time in the Missouri legislature. In August 2012, the St. Charles County Council adopted an ordinance that would have placed a public referendum on the November 2012 ballot for a comprehensive county-wide indoor smoking ban and a separate public referendum providing for certain exemptions to the ban, including for the casino floor of Ameristar St. Charles. In September 2012, the County director of elections refused to place either referendum on the ballot due to procedural and other defects in the ordinance, and the Circuit Court of St. Charles County refused to overturn the decision of the director of elections. The St. Charles County Council may attempt to reintroduce such a ban or a similar one in the future. If additional restrictions on smoking are enacted in jurisdictions in which we, particularly if such restrictions are applicable to casino floors, or existing exemptions for casino floors are removed through future legislation, our financial performance could be materially adversely affected.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In late 2013 and early 2014, there were severe cold temperatures in the Midwest, that we believe adversely affected our financial performance in our Midwest segment. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facilities in Indiana, Iowa, Louisiana, Mississippi and Missouri, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of our vessels leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana properties are located, and the severity of such natural disasters is unpredictable. Our facilities in St. Louis (River City and Ameristar St. Charles) are located near an earthquake fault line and are subject to earthquakes. In addition, our River City casino is in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. Our Ameristar Council Bluffs property in Iowa is located on the Missouri River, which fell to record low levels in the fall and winter of 2012-2013 due to a drought in the region. There can be no assurance that the contingency plans we have implemented to accommodate the changes in river level will be adequate to prevent damage to, closure of or a restriction of access to the casino vessel at Ameristar Council Bluffs in the event of a drought. Actual levels of the Missouri River lower than those currently forecasted would increase such risks. Any such damage, closure or restriction of access could cause our Ameristar Council Bluffs business to be materially adversely affected.

In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed our former Biloxi, Mississippi facility. In August 2005, our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. In September 2005, Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge Lake Charles facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of our former President Casino, and caused a power outage over the course of two days at our Belterra Casino Resort in Indiana. In March 2011, our Belterra Park racetrack was forced to delay the opening of live racing due to flooding from the Ohio River. In addition, the Ho Tram Strip project is located on the coast of the Eastern Sea, a location that is vulnerable to natural disasters, including typhoons. In October 2012, Hurricane Isaac delayed the opening of L’Auberge Baton Rouge for approximately a week and caused a temporary closure of Boomtown New Orleans for five days.

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

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.

A substantial majority of our revenues is attributable to slot machines operated by us at our casinos. It is important that, for competitive reasons, we offer the most popular and up-to-date slot machine games with the latest technology to our guests.

In recent years, the prices of new slot machines with additional features have escalated faster than the general rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long-term than the cost to purchase a new machine.

For competitive reasons, we may choose to purchase new slot machines or enter into participation lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

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

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have stopped writing insurance in Class 1 hurricane areas, including Louisiana. Others have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms are significantly less than the policy limits we had during the 2005 hurricane season. Our coverage for a Named Windstorm, Flood and Earthquake today is $200 million per occurrence, subject to a deductible, including business interruption. For other catastrophes, our coverage today is $700 million per occurrence, subject to a deductible, including business interruption. In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations.

Although we maintain insurance that our management believes is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

Our reputation and business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests' or our business partners' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit guest information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our guests' information may be lost, disclosed, accessed or taken without our guests' consent.

In addition, Pinnacle, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, guests' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our businesses, operating results and financial condition.

Our gaming operations rely heavily on technology services and an uninterrupted supply of electrical power. Our security systems and all of our slot machines are controlled by computers and reliant on electrical power to operate.

We have entered into a number of agreements with third parties related to providing gaming operating systems for our properties. As a result, we rely on such third parties to provide uninterrupted services to us in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at our casinos and have a material effect on our business, operating results and financial condition.

The absence of sufficient electrical power or a failure of the technology services needed to run our computers may cause us to be unable to run all or parts of gaming operations. Any unscheduled interruption in our technology services or interruption in the supply of electrical power is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems for Belterra Park. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

We are currently a party to two collective bargaining agreements at our Belterra Park facility and two collective bargaining agreements with certain employees at our East Chicago facility. We are currently negotiating a collective bargaining agreement with certain employees of Lumière Place Casino and Hotels (which we have agreed to divest with the FTC) that are union-represented. In addition, other unions have approached our employees. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future.

We face environmental and archaeological regulation of our real estate.

Our business is subject to a variety of federal, state and local governmental statutes and regulations relating to activities or operations that may have adverse environmental effects, such as discharges to air and water and use, storage, discharge, emission and disposal of hazardous materials and concentrated animal feeding operations. These laws and regulations are complex, and subject to change, and failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs for the remediation of spills, disposals or other releases of hazardous or toxic substances or wastes. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business. In addition, the locations of our current or future developments may coincide with sites containing archaeologically significant artifacts, such as Native American remains and artifacts. Federal, state and local governmental regulations relating to the protection of such sites may require us to modify, delay or cancel construction projects at significant cost to us.

We are subject to litigation, which, if adversely determined, could cause us to incur substantial losses.

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

We are subject to certain federal, state and other regulations.

We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the Internal Revenue Service (“IRS”).  This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation.  In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and recent public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income.  This could impact our ability to attract and retain casino guests.

Our riverboats must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. Our casino barges also must meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The imposition of a substantial penalty could have a material adverse effect on our business.

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

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our guests' ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions.

We face business and regulatory risks associated with our investment in ACDL.

PNK Development 18, LLC (“PNK 18”), one of our wholly owned unrestricted subsidiaries, owns a minority interest in Asian Coast Development (Canada) Ltd., a British Columbia corporation (“ACDL”). Entities affiliated with Harbinger Capital Partners (“Harbinger”) are the majority shareholders of ACDL. ACDL's wholly owned subsidiary Ho Tram Project Company Limited (“HTP”) is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the “Ho Tram Strip”). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited. We fully impaired the value of our investment in ACDL in the first quarter of 2013.

HTP's operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's, HTP's or our control. The gaming elements of the businesses are subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect HTP's gaming operations. Because ACDL and HTP have limited operating history, it may be more difficult for them to prepare for and respond to these types of risks than for a company with an established business and operating cash flow.

ACDL has operations outside the United States, which expose us to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice in recent years have increased their enforcement activities with respect to the FCPA.

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

Compliance with international and U.S. laws and regulations that apply to ACDL's international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on us.

Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left the company.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we have entered into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain with us, including those key employees from Ameristar. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be adversely affected.

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

We lease certain parcels of land on which Ameristar East Chicago, L'Auberge Lake Charles, River City, and Belterra Casino Resort are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our amended and restated credit facility.

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

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	change in market valuations of companies in our industry;

•	change in expectations of future financial performance;

•	regulatory changes;

•	fluctuations in stock market prices and volumes;

•	issuance of common stock market prices and volumes;

•	issuance of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

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

Forward - Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the timing and completion of the divestiture required by the Federal Trade Commission ("FTC") in connection with the Ameristar acquisition, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, including in connection the divestiture, the expected synergies, cost savings and benefits of the Ameristar transaction, including the expected accretive effect of the transaction on the Company’s financial results and profit, the anticipated benefits of geographic diversity that would result from the Ameristar transaction and the expected results of Ameristar’s gaming properties, prospective performance and opportunities, the budgets, completion and opening schedules of the Company’s various projects, the facilities, features and amenities of the Company’s various projects, the ability of the Company to sell or otherwise dispose of discontinued operations, the Company's anticipated future capital expenditures, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of its L'Auberge Baton Rouge property, the Company's ability to improve operations and performance at Boomtown New Orleans and Boomtown Bossier City, and the ability of ACDL to operate the property, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.
All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2013.

	Approximate Number of
	Slot	Table	Guest
Locations	Machines	Games	Rooms
Operating Properties by Segment:

Midwest segment, which includes
Ameristar Council Bluffs, IA	1,546	23	444
Ameristar East Chicago, IN	1,966	40	288
Ameristar Kansas City, MO	2,297	71	184
Ameristar St. Charles, MO	2,393	77	397
Belterra Park Gaming & Entertainment Center (formerly River Downs), OH*	—	—	—
Belterra Casino Resort, IN	1,296	49	608
River City Casino, MO	2,010	62	200

South segment, which includes
Ameristar Vicksburg, MS	1,571	37	149
Boomtown Bossier City, LA	993	25	187
Boomtown New Orleans, LA	1,239	36	—
L'Auberge Baton Rouge, LA	1,481	56	205
L'Auberge Lake Charles, LA	1,613	75	995

West segment, which includes
Ameristar Black Hawk, CO	1,381	50	536
Cactus Petes and Horseshu, NV	707	28	416
	20,493	629	4,609
* Belterra Park Gaming & Entertainment Center, formerly River Downs, is currently being re-developed into a gaming and entertainment facility expected to open in May 2014.
Ameristar Council Bluffs: Ameristar Council Bluffs is located on an approximately 69-acre site along the east bank of the Missouri River. We own approximately 46 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a term expiring in 2045. We lease approximately one acre of the Ameristar Council Bluffs site to affiliates of Kinseth Hospitality Corporation for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.
Ameristar East Chicago: Ameristar East Chicago is located on a 28-acre site in East Chicago, Indiana, approximately 25 miles from downtown Chicago, Illinois. We lease the site from the City of East Chicago under a ground lease that expires (after giving effect to our renewal options) in 2086. We own the casino vessel, hotel and other improvements on the site.
Ameristar Kansas City: Ameristar Kansas City is located on approximately 183 acres of property that we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River.
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
Belterra Park Gaming & Entertainment Center (formerly River Downs): The Belterra Park Gaming & Entertainment Center re-development site includes approximately 160 acres that we own in southeast Cincinnati, 40 of which are currently undeveloped. We are re-developing the site as a gaming entertainment property that will be comprised of approximately 1,500 VLTs, six restaurants, a VIP lounge, additional parking spaces and new racing facilities. We plan to open the facility in May of 2014.

Ameristar St. Charles: Ameristar St. Charles is located on approximately 52 acres that we own along the west bank of the Missouri River immediately north of Interstate 70. Ameristar St. Charles owns various other real property in the region, including undeveloped land held for possible future wetlands remediation.
River City: We lease 56 acres in south St. Louis County located approximately 12 miles south of downtown St. Louis, where we have built our River City casino. The lease has a term of 99 years and commenced in September 2005.
Ameristar Vicksburg: Ameristar Vicksburg is located on two parcels, totaling approximately 52 acres, that we own in Vicksburg, Mississippi on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store and a recreational vehicle park that we operate.
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
L’Auberge Lake Charles: We lease 232 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge Lake Charles casino-hotel resort is located. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $1.0 million per year, which amount adjusts annually for changes in the consumer price index. We own the facilities and associated improvements at the property, including the casino facility and 54 acres of excess land surrounding the site.
Ameristar Black Hawk. Ameristar Black Hawk is located on a site of approximately 6 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses, and a warehouse.
Cactus Petes and The Horseshu. We own approximately 116 acres in or around Jackpot, Nevada, including the 34-acre site of Cactus Petes and the 25-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on either side of U.S. Highway 93. We also own a service station and 288 housing units in Jackpot that support the primary operations of Cactus Petes and the Horseshu.
Central City, Colorado: We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado.
Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts originally purchased by Ameristar Casinos, Inc. in January 2012 as the site of a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell our Springfield, Massachusetts land.
Lumière Place: We own approximately 16 acres of contiguous land in St. Louis for the Lumière Place complex. We own all of the improvements and facilities at the property, including the casino, hotels and various amenities. In August 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. We have reflected Lumière Place operations as discontinued operations and the related assets and liabilities as held for sale.
Reno, Nevada: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately
$12.9 million. We continue to hold approximately 810 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation.
Other: We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada.
Virtually all of our real property interests collateralize our obligations under our amended and restated credit facility.

Item 3. Legal Proceedings

FTC Litigation: On May 28, 2013, the U.S. Federal Trade Commission (the “FTC”) filed a civil administrative complaint alleging that the merger with Ameristar Casinos, Inc. would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust law.

We negotiated a consent order with the Bureau of Competition Staff that permitted us to complete the merger subject to any divestitures and other terms and conditions specified in the consent order. The consent order was approved by a vote of the FTC. Pursuant to the consent order, we were required to sell Ameristar’s casino hotel development project in Lake Charles, Louisiana and Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri (collectively, the "Lumiére Place Casino and Hotels").

On July 24, 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which was developing the Ameristar Lake Charles development project. On November 22, 2013, we closed the sale of the equity interests of Ameristar Lake Charles.

On August 16, 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino and Hotels. We expect the sale of Lumiére Place Casino and Hotels will be completed in the first half of 2014.

The consent order terms require that Lumiére Place Casino and Hotels be operated by a third party separately from and independently of our other businesses in accordance with the conditions and restrictions set forth in the consent order. The consent order terms provide that we will continue to receive the economic benefits derived from the continuing operations of Lumiére Place Casino and Hotels, pending the completion of the sales, but will not have control of the day-to-day operations of such properties. Although we do not have control of day-to-day operations, we continue to provide certain administrative services for Lumiére Place Casino and Hotels and we remain responsible for the effectiveness of controls and procedures and regulatory compliance at Lumiére Place Casino and Hotels. Furthermore, if we fail to divest Lumiére Place Casino and Hotels before the expiration of any deadlines that may be imposed by the FTC or do so in a manner or condition that does not comply with the consent order, then in addition to potential civil penalties, the FTC may appoint a trustee to divest a different package of assets than Lumiére Place Casino and Hotels in order to make the divestiture viable, competitive or more readily marketable.

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
Market Information: Our common stock is quoted on the New York Stock Exchange under the symbol “PNK.” The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2013
Fourth Quarter	$26.58	$22.40
Third Quarter	25.71	18.85
Second Quarter	20.99	14.14
First Quarter	16.97	13.28
2012
Fourth Quarter	$16.31	$11.20
Third Quarter	12.66	8.89
Second Quarter	11.91	8.90
First Quarter	11.81	9.62
Holders: As of February 25, 2014, there were 2,029 stockholders of record of our common stock.
Dividends: We did not pay any dividends in 2013 or 2012. Our indentures governing our senior subordinated notes, senior notes and our credit facility limit the amount of dividends that we are permitted to pay.
Sales of Unregistered Equity Securities: During the years ended December 31, 2013, 2012 and 2011, we did not issue or sell any unregistered equity securities.

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
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2008 and ending December 31, 2013, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Pinnacle Entertainment, Inc.	$100.00	$116.93	$182.55	$132.29	$206.12	$338.41
NYSE Composite Index	$100.00	$128.28	$145.46	$139.87	$162.23	$204.87
Dow Jones US Gambling Index	$100.00	$155.72	$269.58	$250.58	$276.93	$475.61

•
Assumes $100 invested on December 31, 2008 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Item 6.	Selected Financial Data
The following selected financial information for the years 2009 through 2013 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2013 (a)	2012(b)	2011(c)	2010(d)	2009(e)
		(in millions, except per share data)
Results of Operations:
Revenues	$1,487.8	$1,002.8	$940.9	$859.0	$729.6
Operating income	104.4	136.7	127.3	52.4	5.1
Income (loss) from continuing operations, net of income taxes	(133.4)	(13.2)	28.9	(41.0)	(68.1)
Income (loss) from discontinued operations, net of income taxes	(122.5)	(18.6)	(31.4)	17.6	(190.2)
Income (loss) from continuing operations per common share:
Basic	$(2.27)	$(0.22)	$0.47	$(0.67)	$(1.14)
Diluted	$(2.27)	$(0.22)	$0.46	$(0.67)	$(1.14)
Other Data:
Capital expenditures	$292.6	$299.5	$153.5	$157.5	$226.4
Ratio of Earnings to Fixed Charges (f)	—	1.0x	1.2x	—	—
Cash Flows Provided by (Used in):
Operating activities	$161.1	$186.9	$131.8	$88.7	$120.2
Investing activities	(1,842.7)	(302.1)	(293.4)	(130.7)	(202.4)
Financing activities	1,778.5	136.7	46.5	108.2	96.6
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents	$203.5	$100.5	$82.9	$199.9	$129.2
Total assets	5,159.4	2,109.0	1,950.6	1,883.8	1,843.9
Long-term debt	4,364.0	1,437.3	1,223.9	1,176.6	1,063.3
Stockholders’ equity	225.2	447.1	519.4	507.4	494.4

(a)
The financial results for 2013 include the impact of the acquisition of Ameristar Casinos, Inc. in August 2013. In addition, we incurred $85.3 million in costs associated with the acquisition of Ameristar Casinos, Inc., we incurred a $30.8 million loss on early extinguishment of debt, a $144.6 million charge to discontinued operations for the impairment of the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels classified as assets held for sale in 2013, a $10 million charge related to the impairment of our Boomtown Bossier City gaming license, a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with Ameristar's deferred tax liabilities, and a $92.2 million impairment of our investment in ACDL.

(b)
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

(c)
The financial results for 2011 include a full year of operations at River City Casino, and the purchase of River Downs racetrack for approximately $45.2 million in January 2011, as well as our $95 million investment in ACDL in August 2011, which results have been included from the time of close. The purchase price of these entities has been excluded from the capital expenditures shown for 2011.

(d)
The financial results for 2010 reflect impairment charges totaling $35.5 million related to indefinite-lived intangible assets, land and development costs and buildings and equipment. In addition, the 2010 results reflect the March 2010 opening of River City Casino and income from discontinued operations related to the recovery of insurance proceeds from our former Casino Magic Biloxi property.

(e)
The financial results for 2009 reflect impairment charges totaling $207 million related to indefinite-lived intangible assets, real estate, buildings and equipment and previously capitalized costs associated with certain development projects.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $44.5 million, $56.4 million, and $82.1 million for the years ended December 31, 2013, 2010, and 2009, respectively.

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

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. Excluding discontinued operations, we own 14 gaming properties in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri and Nevada. We also own a racetrack in Ohio that is currently being re-developed into a new gaming entertainment facility and manage Retama Park Racetrack in San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We aggregate into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra Casino Resort	Florence, Indiana
Belterra Park Gaming & Entertainment Center (formerly River Downs)	Cincinnati, Ohio
River City Casino	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes	Jackpot, Nevada
The Horseshu	Jackpot, Nevada

We operate casino properties, all of which include gaming and dining facilities, and most of which include hotel, retail and other amenities. In addition, we operate two racetracks and a poker tour. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire such as the acquisition of Ameristar. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the years ended December 31, 2013, 2012 and 2011. As discussed in Note 13 to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 13 to our Consolidated Financial Statements for more information regarding our segment information. A reconciliation of Consolidated Adjusted EBITDA (defined below) to Income (loss) from continuing operations in accordance with U.S. GAAP is set forth below.

	For the year ended December 31,
	2013	2012	2011
		(in millions)
Revenues:
Midwest segment (a)	$650.9	$367.3	$346.7
South segment (b)	748.1	634.9	594.0
West segment (c)	82.9	—	—
	1,481.9	1,002.2	940.7
Corporate and other	6.0	0.6	0.1
Total revenues	$1,487.9	$1,002.8	$940.8
Adjusted EBITDA (d):
Midwest segment	$183.7	$94.3	$76.7
South segment	213.5	176.6	167.7
West segment	27.7	—	—
	424.9	270.9	244.4
Corporate expenses (e)	(54.3)	(20.6)	(28.4)
Consolidated Adjusted EBITDA (d)	$370.6	$250.3	$216.0
Other benefits (costs):
Depreciation and amortization	$(148.5)	$(82.7)	$(70.2)
Pre-opening and development costs	(89.0)	(21.5)	(8.8)
Non-cash share-based compensation	(11.5)	(8.5)	(6.5)
Write-downs, reserves and recoveries, net	(17.3)	(0.8)	(3.2)
Net interest expense, net of capitalized interest	(169.8)	(93.7)	(95.3)
Loss from equity method investment	(92.2)	(30.8)	(0.6)
Loss on early extinguishment of debt	(30.8)	(20.7)	(0.2)
Income tax (expense) benefit	55.1	(4.8)	(2.3)
Income (loss) from continuing operations	$(133.4)	$(13.2)	$28.9

(a) Our Midwest segment consists of Ameristar Council Bluffs, Ameristar East Chicago, Ameristar Kansas City, Ameristar St.
Charles, Belterra Casino Resort, Belterra Park (formerly River Downs) and River City.

(b) Our South segment consists of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L'Auberge Baton
Rouge and L'Auberge Lake Charles.

(c) Our West segment consists of Ameristar Black Hawk, Cactus Petes and the Horseshu.

(d) We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, writedowns, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-

controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening and development expenses, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margins as Adjusted EBITDA for the segment divided by segment revenue.We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial nonoperational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening and development expenses separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(e) Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Other includes the Retama Park Racetrack (which we manage) and the Heartland Poker Tour.

Change to Corporate Expense Accounting Methodology

Beginning in the third quarter of 2013, we changed the methodology used to allocate corporate expenses to our reportable segments. Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property. Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property. Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA and the related margin for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA. For the year ended December 31, 2013, the change in the corporate expense allocation methodology resulted in an increase in corporate expense of approximately $11.7 million, and increases in segment Adjusted EBITDA of approximately $4.0 million and $7.7 million for the South and Midwest segments, respectively.

Consolidated Overview

During 2013, consolidated loss from continuing operations was $133.4 million, consolidated revenues increased by $485 million, or 48.4% year over year to $1,487.8 million, and Consolidated Adjusted EBITDA was $370.6 million, an increase of $120 million, or 48.1%, year over year. The results reflect revenues of $425.8 million and Consolidated Adjusted EBITDA of $133.8 million from 141 days of Ameristar operations and the removal of Lumiere for all periods presented, which is being divested and now accounted for as a discontinued operation.

Segment comparison of years ended December 31, 2013, 2012, and 2011

Midwest Segment

	For the year ended December 31,			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Gaming revenues	$586.0	$323.0	$302.9	81.4%	6.6%
Total revenues	650.9	367.3	346.7	77.2%	5.9%
Operating income	117.2	54.7	41.8	114.3%	30.9%
Adjusted EBITDA	183.7	94.3	76.7	94.8%	22.9%

In the Midwest segment, total revenues increased by $283.6 million (77.2%) to $650.9 million for the year ended December 31, 2013. Adjusted EBITDA increased by $89.4 million (94.8%), to $183.7 million during the same period. During 2013, the Midwest segment's metrics improved year over year mostly as a result of the acquisition of the Ameristar properties, which contributed $303.1 million in total revenues, $65.3 million in operating income, and $93.1 million in Adjusted EBITDA in the period following the acquisition date.

In 2013, Midwest segment results were negatively affected by a generally challenging revenue environment in its core gaming markets. Belterra experienced year over year declines in its key metrics as a result of a new competitor in Cincinnati, Ohio ramping up its operations. However, a focus on cost control helped Belterra produce Adjusted EBITDA growth and margin expansion during the 2013 fourth quarter when compared to the prior-year fourth quarter. The new competing facility opened in March 2013 and incremental competition is expected to open in 2014.

The increase in revenue and Adjusted EBITDA in 2012 as compared to the year ended December 31, 2011, was a result of the continued ramp up of the River City property and a heightened focus on operating and marketing efficiencies primarily through our shared services arrangement in this market. Despite increases to revenue and Adjusted EBITDA for the year ended December 31, 2012, operating performance was negatively impacted by construction disruption during 2012 from our River City expansion project.

South Segment

	For the year ended December 31,			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Gaming revenues	$671.9	$569.3	$537.8	18.0%	5.9%
Total revenues	748.1	634.9	594.0	17.8%	6.9%
Operating income	136.7	119.9	130.9	14.0%	(8.4)%
Adjusted EBITDA	213.5	176.6	167.7	20.9%	5.3%

For the year ended December 31, 2013, the South segment's total revenues increased by $113.2 million (17.8%) year over year to $748.1 million. Adjusted EBITDA increased by $36.9 million (20.9%), to $213.5 million. The addition of an Ameristar property contributed total revenues of $39.8 million and Adjusted EBITDA of $16.3 million for 141 days of operation.

In 2013, South segment performance was driven by strong revenue and cash flow performance at L'Auberge Lake Charles and L'Auberge Baton Rouge. L'Auberge Lake Charles delivered revenue, Adjusted EBITDA and Adjusted EBITDA margin growth in 2013 through the combination of strong regional demand trends and cost discipline. L'Auberge Baton Rouge continued to ramp up its revenue with further penetration of the Baton Rouge gaming market and increasing high end regional gaming volume. Adjusted EBITDA and Adjusted EBITDA margin performance at the property was a record in the 2013 fourth quarter, driven by revenue growth and cost efficiencies. Boomtown Bossier's 2013 financial performance was adversely impacted by the addition of a new competitor in the Bossier City/Shreveport gaming market in June 2013.

The increase in revenue and Adjusted EBITDA in 2012 as compared to the year ended December 31, 2011, was a result of the opening of L'Auberge Baton Rouge on September 1, 2012, a continued focus on the efficiency of the L'Auberge Lake Charles operations and utilization of assets, and improvements made throughout the L'Auberge Lake Charles property. Despite the increases to revenue and Adjusted EBITDA for the year ended December 31, 2012, operating performance was negatively impacted by Hurricane Isaac, a room remodeling program at L'Auberge Lake Charles, low table game hold at L'Auberge Lake Charles during the fourth quarter of 2012, as well as general difficult market conditions and operating challenges for Boomtown New Orleans and Boomtown Bossier City.

West Segment

	For the year ended December 31,			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Gaming revenues	$69.4	$—	$—	NA	NA
Total revenues	82.9	—	—	NA	NA
Operating income	17.6	—	—	NA	NA
Adjusted EBITDA	27.7	—	—	NA	NA
N/A - Not Applicable

For the year ended December 31, 2013, our West segment's total revenues were $82.9 million and Adjusted EBITDA was $27.7 million. The segment's Adjusted EBITDA margin was 33.5%. The incorporation of financial results from Ameristar's properties comprised 100% of the total West segment results.

Severe weather and flooding constrained visitation to Ameristar Black Hawk in September 2013, which negatively affected the property's operating performance and West segment results.

Other factors affecting income (loss) from continuing operations

	For the year ended December 31,			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Other benefits (costs):
Corporate expenses and other	$(54.3)	$(20.6)	$(28.4)	NM	(27.5)%
Depreciation and amortization expense	(148.5)	(82.7)	(70.2)	79.6%	17.8%
Pre-opening and development costs	(89.0)	(21.5)	(8.8)	NM	NM
Non-cash share-based compensation expense	(11.5)	(8.5)	(6.5)	35.3%	30.8%
Write-downs, reserves and recoveries, net	(17.3)	(0.8)	(3.2)	NM	(75.0)%
Interest expense, net	(169.8)	(93.7)	(95.3)	81.2%	(1.7)%
Loss from equity method investment	(92.2)	(30.8)	(0.6)	199.4%	NM
Loss on early extinguishment of debt	(30.8)	(20.7)	(0.2)	NM	NM
Income tax benefit (expense)	55.1	(4.8)	(2.3)	NM	NM
NM — Not Meaningful
Corporate expenses and other, which is principally comprised of corporate overhead expense, the Heartland Poker Tour and the Retama Park management operations, increased by $33.7 million year over year to $54.3 million for the year ended December 31, 2013. The increase in corporate overhead expense was driven by the change in allocation methodology and the acquisition of Ameristar. The decrease in corporate expense and other in 2012, as compared to 2011, was due to efforts to eliminate non-value added expenses at our Las Vegas headquarters, as well as the ramp up of cost savings and property allocations related to our shared service center supporting our properties. Additionally, for the year ended December 31, 2012, we incurred charges totaling $0.7 million related to severance costs and office relocation charges, as compared to $3.3 million in 2011.
Depreciation and amortization expense increased in 2013 as compared to 2012 due to the acquisition of Ameristar and the opening of L'Auberge Baton Rouge in September 2012. Depreciation and amortization expense increased in 2012 as compared to 2011 due to the opening of L'Auberge Baton Rouge and an acceleration of depreciation expense of $4.7 million at River Downs prior to the demolition of the existing grand stand and race book.
Pre-opening and development costs consist of the following:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Ameristar acquisition (1)	$85.3	$—	$—
Other	3.7	21.5	8.8
Total pre-opening and development costs	$89.0	$21.5	$8.8
(1) Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

Non-cash share-based compensation consists of the following:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Non-cash share-based compensation expense	$11.5	$8.5	$6.5

Share-based compensation expense for the year ended December 31, 2013 increased primarily due to new stock awards to employees associated with the Ameristar transaction.

Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Loss (gain) on disposal of assets, net	$2.8	$(1.2)	$2.4
Reserve on loan receivable	0.1	1.7	—
Impairment of long-lived assets	2.9	0.3	0.4
Impairment of indefinite-lived intangibles	10.0	—	—
Other write-downs, reserves and (recoveries)	1.5	—	0.4
Write-downs, reserves and recoveries, net	$17.3	$0.8	$3.2

Write-downs, reserves and recoveries, net consist of $17.3 million in losses for the year ended December 31, 2013. The losses were primarily a result of an impairment loss for our Boomtown Bossier City gaming license of $10 million, an impairment charge totaling $1.5 million related to a decline in value of our excess land in Lake Charles, Louisiana, and losses of $2.8 million from disposals of slot and other equipment at our properties in the normal course of business.
Interest expense, net of capitalized interest and interest income was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Interest expense	$173.5	$114.8	$106.0
Interest income	(0.4)	(0.8)	(0.4)
Capitalized interest	(3.3)	(20.3)	(10.3)
Total interest expense, net of capitalized interest and interest income	$169.8	$93.7	$95.3

The increase in gross interest expense is attributable to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The decrease in capitalized interest for the year ended December 31, 2013 is mostly attributable to our ceasing of interest expense capitalization on L’Auberge Baton Rouge in August 2012 and on our investment in Asian Coast Development (Canada), Ltd. ("ACDL") at the end of the 2012 fourth quarter. In 2013, we primarily capitalized interest expense on our expenditures related to the River City expansion and Belterra Park redevelopment projects. We ceased capitalizing interest on the River City expansion at the end of August 2013 as a result of the completion of that expansion project. Excluded from the table above is interest expense and capitalized interest for the Ameristar Lake Charles development project totaling $2.9 million, which is included in discontinued operations.

ACDL Investment: We have a minority ownership interest in ACDL, which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During the three months ended March 31, 2013, we recorded an other-than-temporary impairment of approximately $92.2 million, fully impairing the remaining asset carrying value of our investment in ACDL. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended. During the fourth quarter of 2012, we concluded that the carrying value of our investment in ACDL experience a decline in value. As a result, we recorded an impairment of approximately $25 million as of December 31, 2012.

Loss on early extinguishment of debt. During the third quarter of 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% Notes and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.

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

Income taxes. Our income tax benefit for continuing operations was $55.1 million for the year ended December 31, 2013, compared to an income tax expense of $4.8 million in the prior year period. For 2013 and 2012, the effective tax rates were 29.2% and (56.2)%, respectively. Our effective tax rate differs from the expected statutory tax rate of 35% due to the effect of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the year ended December 31, 2013 included a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liabilities. Our state tax provision represents taxes in the jurisdictions of Indiana, Louisiana and Texas, and the city jurisdictions of Missouri where we have no valuation allowance.

Discontinued operations. Discontinued operations for December 31, 2013 consist primarily of the Ameristar Lake Charles development project that was sold in November 2013, Lumiere Place Casino and Hotels, and excess land from our former Boomtown Reno operations and our Atlantic City operations, which was sold during the third quarter of 2013.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which is developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of Ameristar Lake Charles. At closing, we received approximately $180 million in cash that excludes $35 million of deferred consideration, of which $25 million is subject to approval by the Louisiana Gaming Control Board and $10 million is in the form of a note receivable from the buyer due in July 2016. We expect no material ongoing financial impact from Ameristar Lake Charles.

Lumiere Place Casino and Hotels: In August 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. Under the terms of the agreement, the buyer will pay a purchase price of $260 million, subject to certain net working capital and other adjustments. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell. The completion of the transaction is subject to various conditions, including, among others, (i) the approval of the Missouri Gaming Commission, and (ii) the approval of the U.S. Federal Trade Commission (the "FTC"). Subject to the satisfaction or waiver of conditions in the agreement, we expect the transaction to close in the first half of 2014.

Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. At closing, the casino-resort buyers were granted a one-year option to purchase 100% of the Company's membership interest in PNK (Reno), LLC and 27 acres of additional land adjacent to Boomtown Reno, for incremental consideration of $3.8 million. In addition, we continue to hold approximately 810 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no material continuing costs from the Boomtown Reno operations.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we held $191.9 million of cash and cash equivalents, not including $11.6 million of restricted cash. As of December 31, 2013, we had approximately $493.6 million drawn on our $1.0 billion revolving credit facility and had approximately $8.6 million committed under various letters of credit.

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

	For the year ended December 31,			% Increase/(Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Net cash provided by operating activities	$161.1	$186.9	$131.8	(13.8)%	41.8%
Net cash used in investing activities	$(1,842.7)	$(302.1)	$(293.4)	510.0%	3.0%
Net cash provided by financing activities	$1,778.5	$136.7	$46.5	1,201.0%	194.0%
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2013 decreased from 2012 due mostly to higher than normal legal and advisory expenses, severance charges and other costs and expenses related to the acquisition and integration of Ameristar.
Investing Cash Flow
The following is a summary of our capital expenditures by segment or development project:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Midwest segment	139.4	37.1	7.8
South segment	77.8	249.0	124.6
West segment	1.7	—	—
Other	73.7	13.4	21.1
Total capital expenditures	$292.6	$299.5	$153.5
We recently completed our River City expansion project, which includes a parking garage, a multi-purpose event center and a 200-guestroom hotel.
We have a guaranteed maximum price agreement of $119.6 million with the general contractor for Belterra Park, formerly known as River Downs. As of December 31, 2013, we have spent approximately $92.2 million of the $209 million budget, excluding land and capitalized interest costs.
We commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property. As of December 31, 2013, we had spent approximately $8.1 million to date of the $20 million budget, excluding land and capitalized interest costs.

During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of December 31, 2013, we had spent approximately $29.9 million of the $47 million budget. The first phase was completed in April 2013, and we began the second phase in September 2013, which is expected to be completed in the first half of 2014.

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

Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our ongoing projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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
Financing Cash Flow
Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of December 31, 2013, we had approximately $493.6 million borrowed under the $1 billion revolving credit facility and approximately $8.6 million committed under various letters of credit under our Credit Facility. The Credit Facility was entered into in connection with our acquisition of Ameristar and replaced our Fourth Amended and Restated Credit Agreement, as amended.

During the fourth quarter of 2013, we repaid approximately $230 million of term loans, principally with proceeds from the divestiture of the Ameristar Casino Lake Charles development project. Upon completion of the divestiture of Lumiere Place Casino and Hotel, we plan to use the net proceeds received in the transaction to reduce outstanding borrowings under the Credit Facility.

Subject to acceleration and mandatory pre-payment provisions in the Credit Facility (as described below), the loans are due to be paid as follows: (i) the Tranche B-1 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2016; (ii) the revolving credit loans are due and payable in full on August 13, 2018; and (iii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided, that such date shall be accelerated to November 15, 2019, if any portion of Pinnacle’s 8.75% Senior Subordinated Notes due 2020 are outstanding on November 15, 2019.

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

In addition, to using the Credit Facility to pay for the Merger with Ameristar, the proceeds of the Credit Facility may be used to: (i) repay in full all existing indebtedness of Pinnacle, Ameristar and their respective subsidiaries as of the date of the Credit Facility, other than specified existing indebtedness and other indebtedness permitted to remain outstanding under the terms of the Credit Facility; (ii) pay the fees, costs and expenses related to the transactions contemplated by the Credit Facility, the loan documents related thereto and the acquisition documents related to the Merger; and (iii) for the working capital and general corporate purposes of Pinnacle and its subsidiaries.

In addition to required Credit Facility repayments described above, we are obligated to make mandatory prepayments of indebtedness from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to its right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility). We have the option to prepay all or a portion of the indebtedness under the Credit Facility at any time without penalty with the exception of a 1.0% refinance call premium to be applied in the event of a refinance in the initial year of the contractual term.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2013, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 8.00 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.50 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change periodically in future fiscal quarters. As of December 31, 2013, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $65.0 million in total assets as of December 31, 2013, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of December 31, 2013, we had outstanding $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), $850 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), and $1.040 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”).

6.375% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850 million of 6.375% Notes, which offering was done by PNK Finance Corp., a wholly-owned unrestricted subsidiary of Pinnacle under the Company's indentures and Credit Facility. The 6.375% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended ("Securities Act"), at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, net proceeds from the offering were approximately $835 million. We used the net proceeds from the offering together with the proceeds from our Credit Facility (which is described above), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% senior notes due in 2017 and provide working capital and funds for general corporate purposes.

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

In April 2013, at our request and expense, Ameristar successfully completed the solicitation of consents from holders of the 7.50% Notes for waiver of and amendments to certain provisions of the indenture governing the 7.50% Notes. As a result, the holders of the 7.50% Notes were entitled to receive a consent fee of $19.00 for each $1,000 in principal amount of the 7.50% Notes. We paid 50% of the consent fee, or $9.8 million, in early April and the remaining 50% was paid upon consummation of the Merger.

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

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indenture governing the 7.50% Notes, among other baskets, we are permitted to incur the greater of $1.8 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. In November 2013, we completed the sale of the Ameristar Lake Charles development and repaid approximately $180 million in Term Loan B-1. As a result of this repayment, we permanently reduced dollar for dollar each of the debt baskets described above by $180 million, except that with respect to the 6.375% Notes, the repayment only reduced the $3.0 billion basket and not the 3.5x Consolidated EBITDA basket. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures governing the 6.375% Notes, the 7.50% Notes, the 8.75% Notes and the 7.75% Notes include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $100 million or 5% of Consolidated Net Tangible Assets (as defined in the 7.50% Notes Indenture). Under all four indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) under all four indentures was above 2.0 to 1.0 as of December 31, 2013.

As part of the consent solicitation in connection with the 7.50% Notes, we agreed to certain amendments to the 7.50% Notes indenture governing the Ameristar Notes that have the effect of reducing the capacity of Pinnacle to make payments on subordinated obligations, make dividends or distributions and repurchase stock, make investments and make other restricted payments from and after the closing of the Ameristar transaction. In particular, the amendments reduce the restricted payment capacity based on Consolidated Net Income (as defined in the indenture) to zero effective immediately after the effective time of the Ameristar transaction and the general restricted payment basket to $75 million from $150 million.

The 7.50% Notes, the 8.75% Notes, 6.375% Notes, and 7.75% Notes become callable at a premium over their face amount on April 15, 2015, May 15, 2015, August 1, 2016, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2013:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-term debt obligations (a)	$6,135.7	$266.7	$716.2	$993.9	$4,158.9	$—
Operating lease obligations (b)	624.1	13.0	23.7	20.7	566.7	—
Purchase obligations: (c)
Construction contractual obligations (d)	86.5	86.5	—	—	—	—
Other (e)	38.1	36.2	1.8	0.1	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (f)	17.6	—	6.0	—	—	11.6
Total	$6,902.0	$402.4	$747.7	$1,014.7	$4,725.6	$11.6

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2013.

(b)
For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding.

(d)	Includes obligations under our construction projects, including the remaining spend for our Belterra Park re-development, Boomtown New Orleans hotel tower and L'Auberge Lake Charles room remodel.

(e)	Includes open purchase orders and deferred bonus obligations.

(f)
Includes executive deferred compensation, director’s post-retirement plan and potential uncertain tax position liabilities. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2013, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will be similar to those estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Land, buildings, vessels, equipment and other long-lived assets: We have a significant investment in long-lived property and equipment, which represents approximately 60% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affect the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.
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
There are three generally accepted approaches available in developing an opinion of value, the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item, the sales comparison approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites, and the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.
During the year ended December 31, 2013, we recorded impairment charges of $1.5 million, which is included in continued operations, related to our excess land in Lake Charles, Louisiana. For further detail regarding impairments of land, buildings, vessels and equipment, see Note 10, Write-downs, reserves and recoveries, net, to the Consolidated Financial Statements.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets include gaming licenses, trademarks and a racing license, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value may not be recoverable.

We have the option to elect to perform the impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. Under the qualitative evaluation we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the indefinite-lived intangible being tested is less than its carrying amount. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. If it is more likely than not that the indefinite-lived intangible fair value is less than the carrying amount, we are required to perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset.

If the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions including among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, and risk premiums produce significantly different results. During the year ended December 31, 2013, we recorded an impairment of $10 million on our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition.

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

Goodwill can or may be required to be tested using a two-step impairment test. We are allowed to assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. There were no impairments to goodwill for the year ended December 31, 2013.

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

Customer Loyalty Program: We currently offer incentives to our customers through two customer loyalty programs - mychoice for our legacy Pinnacle properties and Star Awards for the legacy Ameristar properties. Under both programs, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under both plans will be forfeited if the customer does not earn any reward credits over the prior six-month period for mychoice, or 12-month period for Star Awards. In addition, based on their level of play under the mychoice program, customers can earn additional benefits without redeeming points, such as a car lease, among other items.

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

Application of Business Combination Accounting: On August 13, 2013, we completed the acquisition of Ameristar pursuant to an Agreement and Plan of Merger, dated December 20, 2012, as amended. Upon completion of the acquisition, Ameristar was merged with and into Pinnacle and ceased to exist as a separate entity. Accordingly, the acquired assets and liabilities of Ameristar are included in our consolidated balance sheet as of December 31, 2013 and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from August 13, 2013 through December 31, 2013.

We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets such as customer relationships, trademarks and any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis.

The provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine that we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date.
Equity Method Investments: We apply equity method accounting for investments in the stock of corporations when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings. When the financial statements of an equity method investment are not available to incorporate with our financial statements in the applicable time period, we record our allocable share of income or loss on a one-quarter lag. We recorded the earnings of our equity method investment in ACDL on a one-quarter lag.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING STANDARDS

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

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of December 31, 2013, we had approximately $8.6 million committed under various letters of credit under our Credit Facility and approximately $493.6 million borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of December 31, 2013. In addition, as of December 31, 2013, we had approximately $1.3 billion outstanding under these term loans. The term loans bear interest at a LIBOR rate plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio.

As of December 31, 2013, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease approximately $0.5 million, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $7.1 million, assuming constant debt levels.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2013. At December 31, 2013, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$493,618	$—	$493,618	$468,937
Interest Rate	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%
Term B1 Loan	$5,000	$5,000	$192,037	$—	$—	$—	$202,037	$203,431
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Term B2 Loan	$11,000	$11,000	$11,000	$11,000	$11,000	1,039,500	$1,094,500	1,098,331
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$871,250
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	1,040,000	$1,040,000	1,133,808
Interest Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$351,000
Fixed rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$385,000
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$6	$6	$7	$8	$8	$60	$95	$95
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 3, 2014

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2013	2012	2011
Revenues:
Gaming	$1,327,266	$892,284	$840,687
Food and beverage	78,857	53,474	48,452
Lodging	31,297	21,937	20,859
Retail, entertainment and other	50,416	35,141	30,876
Total revenues	1,487,836	1,002,836	940,874
Expenses and other costs:
Gaming	733,459	501,354	480,516
Food and beverage	69,756	47,110	42,554
Lodging	14,820	11,624	10,011
Retail, entertainment and other	23,303	19,852	18,664
General and administrative	287,381	181,175	179,674
Depreciation and amortization	148,456	82,689	70,205
Pre-opening and development costs	89,009	21,508	8,817
Write-downs, reserves and recoveries, net	17,265	829	3,167
Total expenses and other costs	1,383,449	866,141	813,608
Operating income	104,387	136,695	127,266
Net interest expense, net of capitalized interest	(169,812)	(93,670)	(95,308)
Loss on early extinguishment of debt	(30,830)	(20,718)	(183)
Loss from equity method investment	(92,181)	(30,780)	(588)
Income (loss) from continuing operations before income taxes	(188,436)	(8,473)	31,187
Income tax (expense) benefit	55,055	(4,764)	(2,284)
Income (loss) from continuing operations	(133,381)	(13,237)	28,903
Loss from discontinued operations, net of income taxes	(122,540)	(18,568)	(31,442)
Net loss	(255,921)	(31,805)	(2,539)
Net loss attributable to non-controlling interest	(51)	—	—
Net loss attributable to Pinnacle Entertainment, Inc.	$(255,870)	$(31,805)	$(2,539)
Net loss per common share—basic
Income (loss) from continuing operations	$(2.27)	$(0.22)	$0.47
Loss from discontinued operations, net of income taxes	(2.09)	(0.30)	(0.51)
Net loss per common share—basic	$(4.36)	$(0.52)	$(0.04)
Net loss per common share—diluted
Income (loss) from continuing operations	$(2.27)	$(0.22)	$0.46
Loss from discontinued operations, net of income taxes	(2.09)	(0.30)	(0.50)
Net loss per common share—diluted	$(4.36)	$(0.52)	$(0.04)
Number of shares—basic	58,707	61,258	61,989
Number of shares—diluted	58,707	61,258	62,467
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Net loss	$(255,921)	$(31,805)	$(2,539)
Post-retirement benefit obligations	381	73	(133)
Comprehensive loss	(255,540)	(31,732)	(2,672)
Comprehensive loss attributable to non-controlling interest	(51)	—	—
Comprehensive loss attributable to Pinnacle Entertainment, Inc.	$(255,489)	$(31,732)	$(2,672)
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$191,938	$94,800
Accounts receivable, net of allowance for doubtful accounts of $5,178 and $7,308	33,569	19,340
Inventories	8,193	5,530
Held-to-maturity securities	—	4,428
Income tax receivable, net	17,397	—
Prepaid expenses and other assets	20,871	11,468
Deferred income taxes	7,662	—
Assets of discontinued operations held for sale	319,189	459,841
Total current assets	598,819	595,407
Restricted cash	11,592	5,667
Land, buildings, vessels and equipment, net of accumulated depreciation	3,039,874	1,285,871
Goodwill	919,282	55,157
Equity method investments	1,975	91,424
Intangible assets, net	500,084	20,833
Other assets, net	87,800	54,635
Total assets	$5,159,426	$2,108,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,036	$30,401
Accrued interest	49,318	26,422
Accrued compensation	77,322	32,800
Accrued taxes	38,348	19,803
Other accrued liabilities	96,273	62,212
Deferred income taxes	—	3,210
Current portion of long-term debt	16,006	3,250
Liabilities of discontinued operations held for sale	26,103	21,429
Total current liabilities	372,406	199,527
Long-term debt less current portion	4,364,045	1,437,251
Other long-term liabilities	31,321	21,606
Deferred income taxes	166,484	3,493
Total liabilities	4,934,256	1,661,877
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 59,197,606 and 58,206,813 shares outstanding, net of treasury shares	6,557	6,458
Additional paid-in capital	1,075,896	1,053,919
Retained deficit	(798,049)	(542,179)
Accumulated other comprehensive income	390	9
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total stockholders’ equity	213,704	447,117
Non-controlling interest	11,466	—
Total stockholders' equity	225,170	447,117
Total liabilities and stockholders' equity	$5,159,426	$2,108,994

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Attributed to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2011	61,592	$6,360	$1,032,548	$(511,798)	$350	$(20,090)	$507,370	$—	$507,370
Net loss	—	—	—	(2,539)	—	—	(2,539)	—	(2,539)
Post-retirement benefit obligations	—	—	135	—	(268)	—	(133)	—	(133)
Comprehensive loss									(2,672)
Adoption of jackpot liability guidance	—	—	—	3,963	—	—	3,963	—	3,963
Share-based compensation	—	—	6,700	—	—	—	6,700	—	6,700
Common stock issuance and option exercises	552	56	3,975	—	—	—	4,031	—	4,031
Balance as of December 31, 2011	62,144	6,416	1,043,358	(510,374)	82	(20,090)	519,392	—	519,392
Net loss	—	—	—	(31,805)	—	—	(31,805)	—	(31,805)
Post-retirement benefit obligations	—	—	146	—	(73)	—	73	—	73
Comprehensive loss									(31,732)
Share-based compensation	—	—	8,795	—	—	—	8,795	—	8,795
Common stock issuance and option exercises	429	42	1,620	—	—	—	1,662	—	1,662
Treasury stock repurchase	(4,366)	—	—	—	—	(51,000)	(51,000)	—	(51,000)
Balance as of December 31, 2012	58,207	6,458	1,053,919	(542,179)	9	(71,090)	447,117	—	447,117
Net loss	—	—	—	(255,870)	—	—	(255,870)	(51)	(255,921)
Post retirement benefits	—	—	—	—	381	—	381	—	381
Comprehensive loss									(255,540)
Distribution to minority owner	—	—	—	—	—	—	—	(911)	(911)
Non-controlling interest	—	—	—	—	—	—	—	12,428	12,428
Share-based compensation	—	—	11,978	—	—	—	11,978	—	11,978
Common stock issuance and option exercises	869	87	9,917	—	—	—	10,004	—	10,004
Tax benefit from stock option exercises	—	—	65	—	—	—	65	—	65
Share issuance	122	12	17	—	—	—	29	—	29
Balance as of December 31, 2013	59,198	$6,557	$1,075,896	$(798,049)	$390	$(71,090)	$213,704	$11,466	$225,170
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(255,921)	$(31,805)	$(2,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	160,997	115,804	105,499
Loss on disposal of assets	3,554	1,952	2,892
Loss from equity method investment	92,181	30,780	588
Loss on early extinguishment of debt	30,830	20,718	183
Reserve on uncollectible loan receivable	86	1,700	—
Impairment of indefinite-lived intangibles	10,000	—	—
Impairment of buildings, vessels and equipment	144,726	—	8,903
Impairment of land	1,534	6,950	17,853
Amortization of debt issuance costs and debt discounts	6,432	6,519	5,238
Share-based compensation expense	11,978	8,795	6,700
Change in income taxes	(51,627)	848	(840)
Other operating activities	—	—	446
Changes in operating assets and liabilities:
Receivables, net	(1,721)	6,348	(8,606)
Prepaid expenses, inventories and other	10,565	997	9,276
Accounts payable, accrued expenses and other	(2,547)	17,300	(13,784)
Net cash provided by operating activities	161,067	186,906	131,809
Cash flows from investing activities:
Capital expenditures and land additions	(292,623)	(299,464)	(153,452)
Payment for business combinations	(1,749,736)	(4,300)	(45,216)
Equity method investment, inclusive of capitalized interest	(2,732)	(24,408)	(98,383)
Purchase of held-to-maturity debt securities	(5,853)	(20,062)	—
Proceeds from matured investments	4,428	12,757	—
Proceeds from sale of property and equipment	1,148	4,295	3,675
Net proceeds from sale of discontinued operations	205,703	10,784	—
Purchase of intangible asset	—	(1,057)	—
Proceeds from non-refundable deposit	3,151	25,000	—
Refund of restricted cash	656	413	—
Loans receivable	(6,884)	(6,037)	—
Net cash used in investing activities	(1,842,742)	(302,079)	(293,376)
Cash flows from financing activities:
Proceeds from Credit Facility	2,168,835	47,500	99,000
Proceeds from issuance of long-term debt	850,000	646,750	—
Repayment of long-term debt	(1,205,435)	(495,000)	(53,104)
Proceeds from common stock options exercised, net	10,070	1,482	3,717
Payments on other secured and unsecured notes payable	—	(653)	—
Purchase of treasury stock	—	(51,000)	—
Distribution to non-controlling interest minority owner	(911)	—	—
Debt issuance and other financing costs	(44,101)	(12,408)	(3,139)
Net cash provided by financing activities	1,778,458	136,671	46,474
Increase (decrease) in cash and cash equivalents	96,783	21,498	(115,093)
Cash and cash equivalents at the beginning of the year	101,792	80,294	195,387
Cash and cash equivalents at the end of the year	$198,575	$101,792	$80,294

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$141,199	$82,831	$90,513
Cash payments (refunds) related to income taxes, net	2,629	3,474	(1,802)
Increase (decrease) in construction related deposits and liabilities	(163)	(1,340)	25,757
Non-cash consideration for business combination	—	(300)	—
Non-cash issuance of common stock	227	180	312
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Organization. Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. In August 2013, we acquired all of the outstanding common shares of Ameristar Casinos, Inc. ("Ameristar") in an all cash transaction valued at $26.50 per share representing total consideration of $2.8 billion, including assumed debt. For further information about the acquisition, see Note 7, Investments and Acquisition Activities. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

Excluding discontinued operations, we own 14 gaming properties in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, and Nevada. We also own a racetrack in Ohio that is currently being re-developed into a new gaming entertainment facility and manage Retama Park Racetrack in San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. Prior to the acquisition of Ameristar, we viewed each property as a reporting segment, with the exception of our St. Louis, Missouri properties, which were aggregated into the "St. Louis" reporting segment. Upon the acquisition of Ameristar, we have changed our reporting segments as follows:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra Casino Resort	Florence, Indiana
Belterra Park Gaming & Entertainment Center (formerly River Downs)	Cincinnati, Ohio
River City Casino	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes	Jackpot, Nevada
The Horseshu	Jackpot, Nevada

We have classified certain of our assets and liabilities as held for sale in our Consolidated Balance Sheets and included the related results of operations in discontinued operations. As of December 31, 2013, Lumière Place Casino and Hotels are considered held for sale and the related results of operations have been reclassified as discontinued operations. In November 2013, we completed the sale of our equity interest in the entity developing the Ameristar Casino Lake Charles project, which was considered held for sale. We received approximately $180 million in cash, which excludes $35 million of deferred consideration. For further information, see Note 8, Discontinued Operations. Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of December 31, 2013
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—
As of December 31, 2012
Liabilities:
Deferred compensation	$1.0	$1.0	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
		(in millions)
As of December 31, 2013
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.5	$16.5	$—	$16.5	$—
Liabilities:
Long-term debt	$4,380.1	$4,511.9	$—	$4,511.9	$—
As of December 31, 2012
Assets:
Held-to-maturity securities	$14.4	$14.4	$—	$9.9	$4.5
Promissory notes	$4.0	$4.0	$—	$4.0	$—
Liabilities:
Long-term debt	$1,440.5	$1,532.1	$—	$1,532.1	$—

The estimated fair values for certain of our long-term held-to-maturity securities and our long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair values for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that relies on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair values of our long-term debt include the fair value of our senior notes, senior subordinated notes and senior secured credit facility using Level 2 inputs of observable market data on comparable debt instruments on or about December 31, 2013.

Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $191.9 million and $94.8 million at December 31, 2013 and 2012, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value and are valued using Level 1 inputs.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $5.2 million and $7.3 million as of December 31, 2013 and 2012, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $2.2 million, $3.8 million, and $2.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Inventories. Inventories, which consist primarily of food, beverage and retail items, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Restricted Cash. Long-term restricted cash of $11.6 million and $5.7 million as of December 31, 2013 and 2012, respectively, consists primarily of indemnification trust deposits.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations that totaled $39.2 million at December 31, 2013 and $27.2 million at December 31, 2012. During the fourth quarter of 2012, we recorded $4.7 million in accelerated depreciation expense associated with assets at our Belterra Park property, due to the planned demolition of the grandstand and related facilities to make way for a new gaming entertainment center development.

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Depreciation expense	$139.1	$82.5	$70.1
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

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portions of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 3, Long-Term Debt.

Equity Method Investments. We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the Consolidated Statements of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and Indefinite-lived Intangible Assets. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses, trademarks and a racing license. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. During the third quarter of 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment charge of $10 million. There were no impairments to goodwill for the years ended December 31, 2013, 2012 or 2011. For further discussion, see Note 9, Goodwill and Other Intangible Assets.

During the year ended December 31, 2013, we recorded a total of $864.1 million of goodwill and $529.2 million of intangible assets related to our acquisitions of Ameristar and Pinnacle Retama Partners, LLC. In November 2013, we completed the sale of our equity interests in the entity developing the Ameristar Casino Lake Charles project, and as a result, we no longer hold a $29.8 million gaming license acquired through the Ameristar acquisition. For further discussion, see Note 7, Investments and Acquisition Activities and Note 8, Discontinued Operations.

In July 2012, we recorded goodwill totaling $2.6 million related to the acquisition of the Heartland Poker Tour. In January 2011, we recorded goodwill totaling $35.8 million related to the purchase of Belterra Park (formerly River Downs).

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs include costs incurred in connection with the issuance of debt and are capitalized and amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs were $54.1 million and $34.3 million at December 31, 2013 and 2012, respectively, and are included in “Other assets, net” on our Consolidated Balance Sheets. Debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying value of debt and are being amortized to interest expense using the effective interest method. Amortization of debt issuance costs and debt discounts/premiums included in interest expense was $6.4 million, $6.5 million, and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Self-Insurance Accruals. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. At December 31, 2013 and 2012, we had total self-insurance accruals of $26.2 million and $13.7 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets. The increase in the December 31, 2013 self-insurance accruals as compared with December 31, 2012 is primarily a result of the Ameristar acquisition. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program. We currently offer incentives to our customers through two customer loyalty programs - mychoice for our legacy Pinnacle properties and Star Awards for the legacy Ameristar properties. Under both programs, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under both plans will be forfeited if the customer does not earn any reward credits over the prior six-month period for mychoice, or 12-month period for Star Awards. In addition, based on their level of play under the mychoice program, customers can earn additional benefits without redeeming points, such as a car lease, among other items.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2013 and 2012, we had accrued $18.9 million and $10.6 million, respectively, for the estimated cost of providing these benefits. The accrual increased in 2013 primarily as a result of the addition of the Star Awards program for the legacy Ameristar properties. Such amounts are included in "Other accrued liabilities" in our Consolidated Balance Sheets.

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

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in total revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is primarily included in casino expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Food and beverage	$94.7	$58.1	$55.8
Lodging	49.3	28.1	27.4
Other	13.4	9.6	8.4
Total promotional allowances	$157.4	$95.8	$91.6

The cost to provide such complimentary benefits for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Promotional allowance costs included in gaming expense	$111.2	$72.4	$69.7

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming department expense in the Consolidated Statements of Operations. These taxes for the years ended December 31, 2013, 2012 and 2011 were as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Gaming taxes	$378.6	$261.8	$247.7

Advertising Costs. We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening and development costs until the project is completed. These costs for the years ended December 31, 2013, 2012 and 2011 consist of the following:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Advertising costs	$20.9	$22.1	$17.1

Pre-opening and Development Costs. Pre-opening costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real estate taxes; acquisition costs and similar costs prior to the opening. During 2013, we incurred costs associated with the acquisition and integration of Ameristar that were principally comprised of legal and advisory expenses, severance charges and other costs and expenses. Development costs include master planning, conceptual design fees and general and administrative costs related to our projects. Pre-opening and development costs are expensed as incurred and for the years ended December 31, 2013, 2012 and 2011 consist of the following:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Ameristar acquisition	$85.3	$—	$—
Other	3.7	21.5	8.8
Total pre-opening and development costs	$89.0	$21.5	$8.8

Share-based Compensation. We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined using the Black-Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. See Note 6, Employee Benefit Plans.

Earnings per Share. Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the money stock options, restricted stock units and phantom stock units. We calculate the effect of dilutive securities using the treasury stock method. A total of 1.0 million, 4.4 million, and 4.1 million out-of-money stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because including them would have been anti-dilutive.
For the years ended December 31, 2013 and 2012, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such years. Options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.7 million and 0.5 million, respectively.

Treasury stock. In July 2012, the Board of Directors authorized a share repurchase program of up to $100 million of shares of our Common Stock. The cost of the shares acquired is treated as a deduction from stockholders' equity. During the year ended December 31, 2012, we repurchased 4.4 million shares of common stock, and deducted $51.0 million from stockholders' equity. The Company suspended share repurchase activity late in 2012. The share repurchase authorization still remains in place.

Business Combinations. We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets, such as customer relationships and trademarks, as well as any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date. See Note 7, Investment and Acquisition Activities, for additional information.

Reclassifications. The Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. Prior year amounts in the Consolidated Balance Sheets, Consolidated Statements of Operations, and Notes to the Consolidated Financial Statements have been adjusted for reclassification of Lumière Place Casino and Hotels from continuing operations to discontinued operations and Note 13, Segment Information, has been recast to reflect our new reporting segment presentation. These reclassifications had no effect on previously reported net losses.

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

Note 2—Land, Buildings, Vessels and Equipment
Impairment of long-lived assets: We review our long-term assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2013, we recorded impairment charges totaling $1.5 million related to a decline in value of our excess land in Lake Charles, Louisiana.

The following table presents a summary of our land, buildings, vessels and equipment:

	For the year ended December 31,
	2013	2012
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$395.1	$241.2
Buildings, vessels and improvements	2,492.2	1,113.3
Furniture, fixtures and equipment	633.1	428.3
Construction in progress	175.6	46.4
Land, buildings, vessels and equipment, gross	3,696.0	1,829.2
Less: accumulated depreciation	(656.1)	(543.3)
Land, buildings, vessels and equipment, net	$3,039.9	$1,285.9

Note 3—Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2013
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$493.6	$—	$493.6
Term B1 Loan due 2016	202.0	(7.7)	194.3
Term B2 Loan due 2020	1,094.5	(26.0)	1,068.5
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	58.6	1,098.5
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
	4,355.2	24.9	4,380.1
Less current maturities	(16.0)	—	(16.0)
	$4,339.2	$24.9	$4,364.1

	December 31, 2012
	Outstanding Principal	Unamortized Discount	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Term Loan	$322.6	$(2.9)	$319.7
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
8.625% Senior Notes due 2017	450.0	(4.2)	445.8
	1,447.6	(7.1)	1,440.5
Less current maturities	(3.3)	—	(3.3)
	$1,444.3	$(7.1)	$1,437.3

Amended and Restated Credit Agreement: On August 13, 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of December 31, 2013, we had approximately $493.6 million drawn under the revolving credit facility, and had approximately $8.6 million committed under letters of credit. The Credit Facility was entered into in connection with our acquisition of Ameristar. The outstanding principal on the Tranche B-1 and Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated. During the fourth quarter of 2013, we repaid approximately $230 million of term loans, principally with proceeds from the divestiture of the Ameristar Casino Lake Charles development project.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2013, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio (as defined in the Credit Facility) of 8.0 to 1.00; (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.0 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.5 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.0 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change periodically for future fiscal quarters. As of December 31, 2013, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

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

In connection with the Ameristar transaction, we used the proceeds from the Credit Facility, along with the proceeds from an August 2013 offering of $850 million in aggregate principal amount of 6.375% senior notes due 2021 (the "6.375% Notes" discussed below) to finance the aggregate cash consideration for the acquisition of Ameristar, refinance Ameristar's and our existing credit facilities, including the repayment of our then-existing term loan and the then-outstanding balance of our credit facility, pay related transaction fees and expenses, redeem our then-existing 8.625% senior notes due 2017 and to provide working capital and funds for general corporate purposes.

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

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15 and October 15 of each year. The 7.50% Notes mature on April 15, 2021. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying value. For further details on the purchase price allocation, see Note 7, Investments and
Acquisition activities.

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

The 6.375% Notes, 7.5% Notes, 8.75% Notes, and 7.75% Notes become callable at a premium over their face amount on August 1, 2016, April 15, 2015, May 15, 2015, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress toward their respective maturities. All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

6.375% Notes Redeemable		8.75% Notes Redeemable		7.75% Notes Redeemable		7.50% Notes Redeemable
On or after	At a % of	On or after	At a % of	On or after	At a % of	On or after	At a % of
August 1,	par equal to	May 15,	par equal to	April 1,	par equal to	April 15	par equal to
2016	104.781%	2015	104.375%	2017	103.875%	2015	105.625%
2017	103.188%	2016	102.917%	2018	102.583%	2016	103.750%
2018	101.594%	2017	101.458%	2019	101.292%	2017	101.875%
2019 and thereafter	100.000%	2018 and thereafter	100.000%	2020 and thereafter	100.000%	2018 and thereafter	100.000%
Our indentures governing our senior and senior subordinated notes and our Credit Facility limit the amount of dividends we are permitted to pay.
7.50% Senior Subordinated Notes due 2015: In March 2012, we redeemed all $385 million in aggregate principal amount of our 7.50% Notes, of which we held $10.0 million. Holders were paid an aggregate of approximately $407 million, representing 103.75% of par, plus accrued and unpaid interest.

Interest expense, net was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Interest expense	$173.5	$114.8	$106.0
Interest income	(0.4)	(0.8)	(0.4)
Capitalized interest	(3.3)	(20.3)	(10.3)
Total interest expense, net of capitalized interest	$169.8	$93.7	$95.3

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects.

Loss on early extinguishment of debt was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Loss on early extinguishment of debt	$30.8	$20.7	$0.2

During 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% Notes and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs. For 2012, we recorded a $20.7 million loss related to the early redemption of our 7.5% Senior Subordinated Notes due 2015. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.
Scheduled maturities of long-term debt: As of December 31, 2013, annual maturities of secured and unsecured notes payable are as follows (amounts shown in millions):

Year ending December 31:
2014	$16.0
2015	16.0
2016	203.0
2017	11.0
2018	504.6
Thereafter	3,604.6
Total	4,355.2
Less unamortized debt discounts	(33.7)
Unamortized debt premium	58.6
Long-term debt, including current portion	$4,380.1

Note 4—Income Taxes
The composition of our income tax (expense) benefit from continuing operations for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2013:
U.S. Federal	$—	$53.8	$53.8
State	(3.3)	4.6	1.3
	$(3.3)	$58.4	$55.1
Year ended December 31, 2012:
U.S. Federal	$—	$(0.9)	$(0.9)
State	(4.0)	0.1	(3.9)
	$(4.0)	$(0.8)	$(4.8)
Year ended December 31, 2011:
U.S. Federal	$—	$1.4	$1.4
State	(3.4)	(0.3)	(3.7)
	$(3.4)	$1.1	$(2.3)
The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2013		2012		2011
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (expense) benefit at the statutory rate	35.0%	$66.0	35.0%	$3.0	(35.0)%	$(10.9)
State income taxes, net of federal tax benefits	3.4%	6.5	(52.5)%	(4.4)	(15.0)%	(4.7)
Non-deductible expenses and other	(0.9)%	(1.8)	(8.1)%	(0.7)	(2.2)%	(0.7)
Cancellation of stock options	—%	—	(24.5)%	(2.1)	(3.9)%	(1.2)
Non-deductible donation of land	—%	—	—%	—	(3.7)%	(1.1)
Acquisition costs	(5.4)%	(10.2)	—%	—	—%	—
Reserves for unrecognized tax benefits	(0.1)%	(0.2)	(1.4)%	(0.1)	1.7%	0.5
Credits	0.8%	1.6	6.2%	0.4	3.0%	0.9
Change in valuation allowance/reserve of deferred tax assets	(3.6)%	(6.8)	(10.9)%	(0.9)	47.8%	14.9
Income tax (expense) benefit from continuing operations	29.2%	$55.1	(56.2)%	$(4.8)	(7.3)%	$(2.3)

The following table shows the allocation of income tax (expense) benefit between continuing operations, discontinued operations and equity:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Income (loss) from continuing operations before income taxes	$(188.5)	$(8.4)	$31.2
Income tax (expense) benefit allocated to continuing operations	55.1	(4.8)	(2.3)
Income (loss) from continuing operations	(133.4)	(13.2)	28.9
Loss from discontinued operations before income taxes	(123.8)	(18.9)	(31.6)
Income tax (expense) benefit allocated to discontinued operations	1.2	0.3	0.2
Loss from discontinued operations	(122.6)	(18.6)	(31.4)
Net loss	$(255.9)	$(31.8)	$(2.5)
Income tax (expense) benefit allocated to other comprehensive income	$—	$—	$0.2

At December 31, 2013 and 2012, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2013	2012
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$4.3	$2.7
Allowance for doubtful accounts	2.8	3.1
Legal and merger costs	4.8	3.6
Accruals, reserves and other	29.2	7.7
Less valuation allowance	(22.5)	(16.4)
Total deferred tax assets—current	18.6	0.7
Deferred tax liabilities—current:
Prepaid expenses	(7.0)	(3.9)
Accruals, reserves and other	(3.9)	—
Total deferred tax liabilities—current	(10.9)	(3.9)
Net current deferred tax asset (liabilities)	$7.7	$(3.2)
Deferred tax assets—non-current:
Federal tax credit carry-forwards	$31.2	$28.9
Federal net operating loss carry-forwards	188.1	91.4
State net operating loss carry-forwards	29.6	9.8
Capital loss carry-forwards	5.9	6.3
Deferred compensation	2.6	2.6
Pre-opening expenses capitalized for tax purposes	10.8	11.6
ACDL investment write-down	38.5	9.1
Share-based compensation expense—book cost	8.8	11.9
Bond payable	27.7	—
Accruals, reserves and other	42.0	18.6
Less valuation allowance	(237.7)	(184.7)
Total deferred tax assets—non-current	147.5	5.5
Deferred tax liabilities—non-current:
Land, buildings, vessels and equipment, net	(187.2)	(2.9)
Intangible assets	(126.8)	(6.1)
Total deferred tax liabilities—non-current	(314.0)	(9.0)
Net non-current deferred tax liabilities	$(166.5)	$(3.5)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2013	2012
	(in millions)
Total deferred tax assets	$426.3	$207.3
Less valuation allowances	(260.2)	(201.1)
Less total deferred tax liabilities	(324.9)	(12.9)
Net deferred tax liabilities	$(158.8)	$(6.7)

In 2013, we recorded a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liability. As of December 31, 2013, we continue to provide a full valuation allowance against deferred tax assets for all jurisdictions except for certain states that are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. We have a cumulative U.S. pretax accounting loss for the years 2011 through 2013. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.
As of December 31, 2013, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.1 million, General Business Credit (“GBC”) carry-forwards of $17.7 million and Foreign Tax Credit (“FTC”) carry-forwards of $10.4 million. The FTC and GBC carry-forwards will begin to expire in 2020 through 2033, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2013, we had $553 million of federal net operating losses, which can be carried forward 20 years and will begin to expire in 2028. We also have $862 million of state net operating loss carry-forwards, predominantly in Louisiana and Missouri, that expire on various dates beginning in 2014. Our net operating loss carry-forwards include a $14.2 million excess tax benefit from stock option deductions, which have not been recognized for financial statement purposes. The excess tax benefit will be credited to additional paid-in capital when the net operating loss is utilized and reduces current-year income tax payable.
We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2011 and state income tax examinations for tax years prior to 2000. In 2012, our federal tax return was examined by the Internal Revenue Service for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact on our 2012 income tax expense. In 2008, the Indiana Department of Revenue commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. More recently in April 2012, we received a supplemental letter of findings from the Indiana Department of Revenue upholding the prior audit assessment on our Indiana income tax filings for the years 2005, 2006, and 2007. We filed an appeal in June 2012 with the Indiana Tax Court to set aside the entire audit assessment. Our appeal is currently pending Court review. For further discussion, see Note 11, Commitments and Contingencies.

As of December 31, 2013, we had $13.5 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2013, we accrued approximately $0.2 million of interest related to unrecognized tax benefits. We had $1.6 million of cumulative interest accrued as of the end of the year. No penalties were accrued for in any years.
The following table summarizes the activity related to uncertain tax benefits for 2013 and 2012, excluding any interest or penalties:

	2013	2012
	(in millions)
Balance as of January 1	$9.4	$7.7
Gross increases - tax positions in prior periods	—	1.5
Gross increases - tax positions in current period	3.5	0.2
Gross decreases - tax positions in current period	(0.9)	—
Acquisition	23.8	—
Statute of limitation expirations	(0.1)	—
Balance as of December 31	$35.7	$9.4

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, and office and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2013 are as follows (amounts are reflected in millions):

Period:
2014	$13.0
2015	12.0
2016	11.6
2017	10.5
2018	10.3
Thereafter	566.7
$624.1
Total rent expense for these long-term lease obligations for the years ended December 31, 2013, 2012 and 2011 was $13.1 million, $11.3 million and $9.9 million, respectively.
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
We lease the Ameristar East Chicago site from the City of East Chicago under a ground lease that expires (after giving effect to our renewal options) in 2086.
We lease corporate office space in Las Vegas, Nevada at various locations. Base rent for these locations ranges from $0.6 million per year to $1.9 million per year, subject to periodic base rate increases. The lease periods range from month-to-month to 10 years, subject to certain renewal options.

We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation expense increased in 2013 primarily as a result of the acquisition of Ameristar. Slot and table game participation expense included in Gaming Expense in the Consolidated Statements of Operation was as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Slot and table game participation expenses	$20.7	$16.4	$16.4

Note 6—Employee Benefit Plans
Share-based Compensation: Our 2005 Equity and Performance Incentive Plan (the “2005 Plan”) allows us to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other performance awards to officers, employees and consultants. The 2005 Plan permits the issuance of up to approximately 9.0 million shares of the Company’s common stock. Grants of stock options or stock appreciation rights are counted against the approximately 9.0 million share limit as one share for every one share granted. All other awards under the 2005 Plan are counted against the share limit as 1.4 shares for every one share granted.
In addition, in 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan for the purchase of 850,000 shares of common stock, all of which remained outstanding as of December 31, 2013. In connection with the acquisition of Ameristar, we granted to employees of Ameristar options to purchase 198,000 shares of common stock and 74,000 restricted stock units, which were outstanding as of December 31, 2013. Pursuant to our Annual Incentive Plans, as adopted under the 2005 Plan, 25% of our executive officers' bonuses are payable in restricted stock units, and such executive officers may elect to receive an additional 25% of their bonus in restricted stock units.
Directors Deferred Compensation Plan: Any director may elect to receive phantom stock units in lieu of payment of an annual retainer and board fees under the Company's Directors Deferred Compensation Plan. Phantom stock units are fully expensed when granted. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason.
As of December 31, 2013, we have approximately 6.6 million share-based awards outstanding, approximately 0.6 million of which are restricted stock units and other share-based awards. There were approximately 2.7 million share-based awards available for grant under the various plans as of December 31, 2013.

Stock options: Options are granted at the current market price at the date of grant. The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2013	5,519,345	$11.78
Granted	1,251,159	$21.64
Exercised	(880,031)	$11.48
Canceled / Forfeited	(381,227)	$10.88
Options outstanding at December 31, 2013	5,509,246	$14.01	5.33	$66.4
Options exercisable at December 31, 2013	2,636,839	$12.62	4.69	$35.6
Expected to vest at December 31, 2013	2,176,609	$15.55	5.94	$22.7

The following information is provided for our stock options:

	For the year ended December 31,
	2013	2012	2011
	(in millions, except grant date fair value)
Weighted-average grant date fair value	$10.63	$5.06	$6.65
Intrinsic value of stock options exercised	$9.2	$0.5	$3.0
Net cash proceeds from exercise of stock options	$10.1	$1.5	$3.7
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $18.9 million at December 31, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Restricted stock units: The following table summarizes information related to our restricted stock units, as of December 31, 2013 was as follows:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2013	220,537	$11.33
Granted	714,958	$20.55
Vested	(243,769)	$14.60
Canceled / Forfeited	(62,208)	$15.64
Non-vested shares at December 31, 2013	629,518	$20.11

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $11.4 million at December 31, 2013 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance stock units: The following table summarizes information related to our performance stock units as December 31, 2013:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2013	—	$—
Granted	442,540	$22.84
Canceled / Forfeited	(10,682)	$25.14
Non-vested shares at December 31, 2013	431,858	$22.79
Compensation cost: We use the Black-Scholes option-pricing model and the Monte Carlo simulation in order to calculate the compensation costs of employee share-based compensation. Such models require the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk- Free Interest Rate	Expected Life at Issuance (in years)	Expected Volatility	Expected Dividends
Options granted in the following periods:
2013	1.2%	5.11	57.0%	None
2012	0.8%	5.25	58.0%	None
2011	1.8%	5.14	56.7%	None
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

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Share-based compensation expense	$11.5	$8.5	$6.5
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation ($17,500 for 2013). In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution ($5,500 for 2013). We consider discretionary matching contributions under the 401(k) Plan, which vest ratably over four to five years, of a 25% to 50% discretionary match, up to 4% to 5% of eligible compensation. For the years ended December 31, 2013, 2012 and 2011, matching contributions to the 401(k) Plan totaled $2.4 million, $1.5 million, and $1.5 million, respectively.
Executive Deferred Compensation Plan: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, a portion of their annual base salary and bonus. Participation in the Executive Plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation thereof. We do not make matching contributions to the Executive Plan for the benefit of participating employees, and the payment of benefits under the plan is an unsecured obligation. The total obligation under the Executive Plan and the cash surrender value of insurance policies are as follow:

	December 31,
	2013	2012
	(in millions)
Total obligation under Executive Plan (a)	$6.5	$6.5
Cash surrender value of insurance policies (b)	$2.8	$2.5

(a)	Recorded in "Other Long-Term Liabilities" in the Consolidated Balance Sheets.

(b)	Recorded in "Other Assets, Net" in the Consolidated Balance Sheets.
Directors' Medical Plan: In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of 5 years. At present, two members of the Board of Directors are over age 70. The benefit obligation is approximately $0.3 million and $0.4 million for years ended December 31, 2013 and 2012, respectively, and is recorded in “Other Long-Term Liabilities” in the Consolidated Balance Sheets.

Note 7— Investments and Acquisition Activities

Acquisition of Ameristar Casinos, Inc.: On August 13, 2013, we completed the acquisition of Ameristar pursuant to an Agreement and Plan of Merger, dated December 20, 2012, as amended. Upon completion of the acquisition, Ameristar was merged with and into Pinnacle and ceased to exist as a separate entity. We expect this transaction will allow us to diversify operations into new geographical markets and will provide long term growth for our stockholders.

The purchase price totaled $1.8 billion (excluding assumed debt). We funded the cash required for the acquisition largely with debt financing. See discussion of new debt in Note 3, Long-Term Debt. The purchase price was comprised of the following (in thousands):

Consideration for Ameristar equity	$962,428
Repayment of Ameristar debt	878,828
$1,841,256

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $176.9 million is deductible for tax purposes.The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ameristar. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. During the quarter ended December 31, 2013, we continued to review the preliminary purchase price allocation and finalized related valuations. Based upon these reviews, we made adjustments to the preliminary purchase price allocation that resulted in a decrease in goodwill of approximately $2.3 million in the quarter ended December 31, 2013. We have not yet finalized our valuation analysis for acquisition date income tax balances.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$152,165
Property and equipment	1,783,735
Goodwill	860,805
Intangible assets	524,200
Other non-current assets	39,496
Total assets	3,360,401

Current liabilities	179,493
Deferred tax liabilities	218,646
Other long-term liabilities	8,109
Debt	1,112,897
Total liabilities	1,519,145
Net assets acquired	$1,841,256

Of the $860.8 million in goodwill, approximately $551.1 million has been assigned to the Midwest reporting segment, approximately $231.5 million has been assigned to the South reporting segment, and approximately $78.2 million has been assigned to the West reporting segment.

The following table summarizes the acquired property and equipment. These are preliminary and may change as the purchase price allocation is finalized.

As Recorded at Fair Value
(in thousands)
Land and land improvements	$162,770
Buildings, vessels and improvements	1,308,151
Furniture, fixtures and equipment	158,999
Construction in progress (a)	153,815
Total property and equipment acquired	$1,783,735
(a) Included in acquired construction in progress is Ameristar Casino Resort Spa Lake Charles. Ameristar Casino Resort Spa Lake Charles assets were sold in November 2013. See Note 8, Discontinued Operations, for further detail.

The following table summarizes the acquired intangible assets. These values are preliminary and may change as the purchase price allocation is finalized.

As Recorded at Fair Value
(in thousands)
Trade names	$187,000
Gaming licenses	258,800
Player relationships	74,000
Favorable leasehold interests	4,400
$524,200

The following table includes the financial results for the acquired Ameristar entities included in our Consolidated Statement of Operations since the acquisition date:

Period from August 13, 2013 to December 31, 2013
(in thousands)
Net revenues	$425,767
Net income	$34,495

The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Ameristar had occurred as of January 1, 2012. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Pinnacle and Ameristar prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases to depreciation and amortization expense based on the fair values of the intangible assets and fixed assets acquired, amounting to $72.7 million and $120.8 million for the years ended December 31, 2013 and 2012, respectively. The pro forma results also included increases to interest expense, related to the debt issued and assumed in the acquisition, in the amount of $105.2 million and $147.9 million for the year ended December 31, 2013 and 2012, respectively. Lastly, the pro forma results also reflect adjustments for the impact of the extinguishment of Pinnacle's debt in connection with the transaction, acquisition costs and tax expense assuming Ameristar was part of the Company for the full pro forma periods presented.

	Year Ended December 31,
	2013	2012
	(in thousands, except per share data)
Net revenues	$2,209,143	$2,198,057
Net income (loss) from continuing operations	$(59,792)	$34,529
Basic income (loss) per share	$(1.02)	$0.56
Diluted income (loss) per share	$(1.02)	$0.56

As a result of the Ameristar transaction, we became obligated under certain agreements that Ameristar was a party.

ACDL Equity Method Investments: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. ("ACDL"), which is accounted for under the equity method. Under the equity method, the carrying value is adjusted for our share of ACDL's earnings and losses, as well as capital contributions to and distributions from ACDL. During 2013, we recorded an other-than-temporary impairment of approximately $92.2 million, fully impairing the remaining asset carrying value of our investment in ACDL. As of March 31, 2013, we discontinued applying the equity method for our investment in ACDL and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended. During 2013, we made a $1.8 million loan to ACDL. We determined it was appropriate to fully reserve for the loan receivable during 2013. During the fourth quarter of 2012, we concluded that the carrying value of our investment in ACDL experienced a decline in value. As a result, we recorded an impairment of approximately $25 million as of December 31, 2012.

Other Equity Method Investment: During 2012, we committed to invest $2.0 million in Farmworks, a land re-vitalization project in downtown St. Louis. As of December 31, 2013, we have invested $2.0 million, which is included in "Equity method investments" on our Consolidated Balance Sheets. This investment is accounted for under the equity method.

Retama Park Racetrack: In April 2012, we acquired certain bonds and promissory notes issued by the Retama Development Corporation ("RDC") and a 50.0% interest in additional rights to operate and receive revenue from expanded gaming in the future (the "Gaming Enhancement Rights" and together with the bonds and notes, the "Acquired Property") for cash consideration of $7.8 million. On January 29, 2013, we acquired 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRP") through a contribution of a majority of the Acquired Property, cash funding of $16.7 million, and commitments to future capital funding up to $2.0 million annually over the next five years. Cash consideration in the transaction was used primarily to refinance existing RDC indebtedness and to provide RDC working capital.

The acquisition of 75.5% of the equity of PRP was accounted for as a business combination. The purchase price for the equity of PRP was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair value of the assets acquired recorded as goodwill. The purchase price allocation includes goodwill of $3.3 million and other intangibles of $5.0 million. The allocation of fair value was finalized during 2013.

As of December 31, 2013, we held $9.5 million in promissory notes issued by RDC that are included in "Other Assets, Net" in our Consolidated Balance Sheet. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. Uncertainty exists as to RDC's ability to make these interest payments; therefore, we have not recorded accrued interest on these promissory notes.

As of December 31, 2013, we held, at amortized cost, $11.4 million in local government corporation bonds that were issued by RDC, a local government corporation of the City of Selma, Texas. These bonds have long-term contractual maturities and are included in "Other Assets, Net" in our Consolidated Balance Sheet. It is not likely that we will sell or will be required to sell these investments prior to the recovery of the amortized cost.

Heartland Poker Tour: On July 2, 2012, we closed on an agreement to purchase substantially all of the assets of Federated Sports & Gaming, Inc. and Federated Heartland, Inc., owners of the Heartland Poker Tour and other related assets and intellectual property, for total consideration of $4.6 million. The purchase was accounted for as a business combination. The purchase price for the assets of Federated Sports & Gaming Inc. and Federated Heartland, Inc. was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair values of the assets acquired recorded as goodwill. The allocation of fair value was finalized during the fourth quarter of 2012 and we recorded goodwill totaling $2.6 million related to our acquisition of the Heartland Poker Tour.

Note 8—Discontinued Operations
Discontinued operations for December 31, 2013, 2012 and 2011 consist primarily of Lumiere Place Casino and Hotels, our former Boomtown Reno operations, our former Atlantic City operations, and our former Ameristar Lake Charles development. A disposal group classified as held for sale should be measured at the lower of its carrying value or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.

Lumiere Place Casino and Hotels: In August 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. Under the terms of the agreement, the buyer will pay a purchase price of $260 million, subject to certain net working capital and other adjustments. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell.

The completion of the transaction is subject to various conditions, including, among others, (i) the approval of the Missouri Gaming Commission, and (ii) the approval of the U.S. Federal Trade Commission (the "FTC"). Subject to the satisfaction or waiver of conditions in the agreement, we expect the transaction to close in the first half of 2014.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which is developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of Ameristar Lake Charles. At closing, we received approximately $180 million in cash that excludes $35 million of deferred consideration, of which $25 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10 million is in the form of a note receivable from the buyer due in July 2016.

Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. We continue to hold approximately 810 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no continuing costs from the Boomtown Reno operations.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey, for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Revenue, expense and net income for entities and operations included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$181.3	$213.1	$240.0
Operating loss	(123.5)	(19.0)	(31.6)
Other non-operating income (loss), net	(0.3)	0.1	0.1
Loss before income taxes	(123.8)	(18.9)	(31.6)
Income tax benefit	1.2	0.3	0.2
Loss from discontinued operations	$(122.6)	$(18.6)	$(31.4)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	December 31,
	2013	2012
	(in millions)
Assets:
Property and equipment, net	$272.0	$446.7
Other assets, net	47.2	13.1
Total assets	$319.2	$459.8
Liabilities:
Total liabilities	26.1	21.4
Net assets	$293.1	$438.4

Note 9—Goodwill and Other Intangible Assets
Goodwill. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill is subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. There were no impairments to goodwill for the years ended December 31, 2013, 2012, or 2011. During 2013, we recorded $864.1 million of goodwill related to our acquisitions of Ameristar and Pinnacle Retama Partners, LLC. During 2012, we recorded goodwill totaling $2.6 million related to our acquisition of the Heartland Poker Tour.
Other Intangible Assets. Other intangible assets consist of indefinite-lived intangible assets that include gaming licenses, trademarks and a racing license, and amortizing intangible assets, which include customer relationships and favorable leasehold interests. Our indefinite-lived intangible assets are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value may not be recoverable.
During 2013, we acquired $529.2 million of intangible other assets related to our acquisition of Ameristar and Pinnacle Retama Partners, LLC. In November 2013, we completed the sale of our equity interests in the entity developing the Ameristar Casino Lake Charles project, and as a result, we no longer hold a $29.8 million gaming license acquired through the Ameristar acquisition.

During the third quarter of 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment of $10 million. The fair value of the license was calculated using discounted cash flows using Level 3 inputs.

The following tables set forth changes in the carrying value of goodwill and other intangible assets:

	December 31, 2013
	Weighted Average Life Remaining (years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Goodwill:	(in millions)
Ameristar acquisition	Indefinite	$860.8	$—	$—	$860.8
Belterra Park	Indefinite	35.8	—	—	35.8
Boomtown New Orleans	Indefinite	16.8	—	—	16.8
Other	Indefinite	5.9	—	—	5.9
		919.3	—	—	919.3
Indefinite-lived Intangible Assets:
Gaming license	Indefinite	268.6	—	(31.1)	237.5
Trade name	Indefinite	187.2	—	—	187.2
Racing license	Indefinite	5.0	—	—	5.0
		460.8	—	(31.1)	429.7
Amortizing Intangible Assets:
Player relationships	6	75.1	(9.0)	—	66.1
Favorable leasehold interests	32	4.4	(0.1)	—	4.3
		79.5	(9.1)	—	70.4
Total Goodwill and Other Intangible Assets		$1,459.6	$(9.1)	$(31.1)	$1,419.4

	December 31, 2012
	Weighted Average Life Remaining	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Goodwill:	(in millions)
Belterra Park	Indefinite	$35.8	$—	$—	$35.8
Boomtown New Orleans	Indefinite	16.8	—	—	16.8
Other	Indefinite	2.6	—	—	2.6
		55.2	—	—	55.2
Indefinite-lived Intangible Assets:
Gaming license	Indefinite	39.6	—	(21.1)	18.5
Trade name	Indefinite	0.2	—	—	0.2
Other	Indefinite	1.1	—	—	1.1
		40.9	—	(21.1)	19.8
Amortizing Intangible Assets:
Player relationships	10	1.1	(0.1)	—	1.0
		1.1	(0.1)	—	1.0
Total Goodwill and Other Intangible Assets		$97.2	$(0.1)	$(21.1)	$76.0

Player relationships are being amortized on an accelerated basis over an approximate weighted average life remaining six-year period. Favorable leasehold interest are being amortized on a straight-line basis over an approximate weighted average remaining useful life of 32 years. Future amortization is as follows:

	Player Relationships	Favorable Leasehold Interests	Total
	(in millions)
Year ending December 31:
2014	$20.7	$0.1	$20.8
2015	15.8	0.1	15.9
2016	11.9	0.1	12.0
2017	8.8	0.1	8.9
2018	6.5	0.1	6.6
Thereafter	2.4	3.8	6.2
Total	$66.1	$4.3	$70.4

Note 10—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net consist of the following:

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Loss (gain) on disposal of assets, net	$2.8	$(1.2)	$2.4
Reserve on loan receivable, net	0.1	1.7	—
Impairment of long-lived assets	2.9	0.3	0.4
Impairment of indefinite-lived intangibles	10.0	—	—
Other write-downs and reserves	1.5	—	0.4
Write-downs, reserves and recoveries, net	$17.3	$0.8	$3.2

Write-downs, reserves and recoveries, net consist of $17.3 million in losses for the year ended December 31, 2013. The losses were primarily a result of an impairment loss for our Boomtown Bossier City gaming license of $10 million, an impairment charge of $1.5 million related to a decline in value of our excess land in Lake Charles, Louisiana, and losses of $2.8 million from disposals of slot and other equipment at our properties in the normal course of business.

Note 11—Commitments and Contingencies

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

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At December 31, 2013 and 2012, we had total self-insurance accruals of $26.2 million and $13.7 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. In August 2013, we filed a Motion for Partial Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. On January 28, 2014, oral arguments were held at the Indiana Tax Court regarding our motion for summary judgment. Accordingly, we continue to believe that we have adequately reserved for the potential outcome.

FTC Litigation: On May 28, 2013, the U.S. Federal Trade Commission (the “FTC”) filed a civil administrative complaint alleging that the merger with Ameristar Casinos, Inc. would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust law.

We negotiated a consent order with the Bureau of Competition Staff that permitted us to complete the merger subject to any divestitures and other terms and conditions specified in the consent order. The consent order was approved by a vote of the FTC. Pursuant to the consent order, we were required to sell Ameristar’s casino hotel development project in Lake Charles, Louisiana and the Lumiére Place Casino and Hotels.

On July 24, 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which was developing the Ameristar Lake Charles development project. On November 22, 2013, we closed the sale of the equity interests of Ameristar Lake Charles.

On August 16, 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino and Hotels. We expect that the sale of Lumiére Place Casino and Hotels will be completed in the first half of 2014.

The consent order terms require that Lumiére Place Casino and Hotels be operated by a third party separately from and independently of our other businesses in accordance with the conditions and restrictions set forth in the consent order. The consent order terms provide that we will continue to receive the economic benefits derived from the continuing operations of Lumiére Place Casino and Hotels, pending the completion of the sales, but will not have control of the day-to-day operations of such properties. Although we will not have control of day-to-day operations, we will continue to provide certain administrative services for Lumiére Place Casino and Hotels and we remain responsible for the effectiveness of controls and procedures and regulatory compliance at Lumiére Place Casino and Hotels. Furthermore, if we fail to divest Lumiére Place Casino and Hotels before the expiration of any deadlines that may be imposed by the FTC or do so in a manner or condition that does not comply with the consent order, then in addition to potential civil penalties, the FTC may appoint a trustee to divest a different package of assets than Lumiére Place Casino and Hotels in order to make the divestiture viable, competitive or more readily marketable.

Other:  We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 12—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $65.0 million in cash and other assets as of December 31, 2013, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Our subsidiary that owns our equity interest in Retama Park Racetrack does not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations
For the year ended December 31, 2013
Revenues:
Gaming	$—	$1,327.3	$—	$—	$1,327.3
Food and beverage	—	78.9	—	—	78.9
Lodging	—	31.3	—	—	31.3
Retail, entertainment and other	0.1	50.2	—	—	50.3
	0.1	1,487.7	—	—	1,487.8
Expenses:
Gaming	—	733.5	—	—	733.5
Food and beverage	—	69.8	—	—	69.8
Lodging	—	14.8	—	—	14.8
Retail, entertainment and other	—	23.3	—	—	23.3
General and administrative and other	63.1	223.8	0.5	—	287.4
Pre-opening and development	86.2	2.1	0.7	—	89.0
Depreciation and amortization	6.5	142.0	—	—	148.5
Write downs, reserves, recoveries, net	1.1	14.5	1.6	—	17.2
	156.9	1,223.8	2.8	—	1,383.5
Operating income (loss)	(156.8)	263.9	(2.8)	—	104.3
Equity earnings of subsidiaries	(16.1)	—	—	16.1	—
Interest (expense) and non-operating income, net	(177.4)	7.7	—	—	(169.7)
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(381.1)	271.6	(95.0)	16.1	(188.4)
Management fee and inter-company interest	70.1	(70.1)	—	—	—
Income tax expense	55.1	—	—	—	55.1
Income (loss) from continuing operations	(255.9)	201.5	(95.0)	16.1	(133.3)
Loss from discontinued operations, net of taxes	—	(122.5)	(0.1)	—	(122.6)
Net income (loss)	$(255.9)	$79.0	$(95.1)	$16.1	$(255.9)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2012
Revenues:
Gaming	$—	$892.3	$—	$—	$892.3
Food and beverage	—	53.5	—	—	53.5
Lodging	—	21.9	—	—	21.9
Retail, entertainment and other	0.1	34.5	0.5	—	35.1
	0.1	1,002.2	0.5	—	1,002.8
Expenses:
Gaming	—	501.4	—	—	501.4
Food and beverage	—	47.1	—	—	47.1
Lodging	—	11.6	—	—	11.6
Retail, entertainment and other	—	19.1	0.7	—	19.8
General and administrative and other	26.7	153.9	0.6	—	181.2
Pre-opening and development costs	3.2	16.7	1.6	—	21.5
Depreciation and amortization	3.3	79.2	0.2	—	82.7
Write downs, reserves, recoveries and impairments	0.3	(1.2)	1.7	—	0.8
	33.5	827.8	4.8	—	866.1
Operating income (loss)	(33.4)	174.4	(4.3)	—	136.7
Equity earnings of subsidiaries	111.3	(0.1)	—	(111.2)	—
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(30.8)	—	(30.8)
Interest (expense) and non-operating income, net	(114.4)	12.0	8.7	—	(93.7)
Income (loss) from continuing operations before inter-company activity and income taxes	(57.2)	186.3	(26.4)	(111.2)	(8.5)
Management fee and inter-company interest	30.1	(20.2)	(8.4)	(1.5)	—
Income tax benefit	(4.7)	—	—	—	(4.7)
Income (loss) from continuing operations	(31.8)	166.1	(34.8)	(112.7)	(13.2)
Income (loss) from discontinued operations, net of taxes	—	(20.0)	(0.1)	1.5	(18.6)
Net income (loss)	$(31.8)	$146.1	$(34.9)	$(111.2)	$(31.8)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2011
Revenues:
Gaming	$—	$840.7	$—	$—	$840.7
Food and beverage	—	48.5	—	—	48.5
Lodging	—	20.9	—	—	20.9
Retail, entertainment and other	0.1	30.7	—	—	30.8
	0.1	940.8	—	—	940.9
Expenses:
Gaming	—	480.5	—	—	480.5
Food and beverage	—	42.6	—	—	42.6
Lodging	—	10.0	—	—	10.0
Retail, entertainment and other	—	18.7	—	—	18.7
General and administrative and other	33.3	146.4	—	—	179.7
Pre-opening and development costs	4.1	4.7	—	—	8.8
Depreciation and amortization	3.4	66.8	—	—	70.2
Write downs, reserves, recoveries and impairments	0.7	2.4	—	—	3.1
	41.5	772.1	—	—	813.6
Operating income (loss)	(41.4)	168.7	—	—	127.3
Equity earnings of subsidiaries	127.8	—	—	(127.8)	—
Loss on early extinguishment of debt	(0.2)	—	—	—	(0.2)
Loss from equity method investment	—	—	(0.6)	—	(0.6)
Interest (expense) and non-operating income, net	(105.7)	7.0	3.4	—	(95.3)
Income (loss) from continuing operations before inter-company activity and income taxes	(19.5)	175.7	2.8	(127.8)	31.2
Management fee and inter-company interest	19.3	(14.6)	(3.4)	(1.3)	—
Income tax benefit	(2.3)	—	—	—	(2.3)
Income (loss) from continuing operations	(2.5)	161.1	(0.6)	(129.1)	28.9
Income (loss) from discontinued operations, net of taxes	—	(32.9)	0.2	1.3	(31.4)
Net income (loss)	$(2.5)	$128.2	$(0.4)	$(127.8)	$(2.5)

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2013
Current assets, excluding discontinued operations	$66.8	$185.1	$27.7	$—	$279.6
Property and equipment, net	51.1	2,983.1	5.7	—	3,039.9
Other non-current assets	578.4	911.9	28.4	—	1,518.7
Investment in subsidiaries	4,364.9	—	—	(4,364.9)	—
Equity method investment	—	—	2.0	—	2.0
Assets of discontinued operations held for sale	—	318.8	1.2	(0.8)	319.2
Inter-company	1.2	—	—	(1.2)	—
Total assets	$5,062.4	$4,398.9	$65.0	$(4,366.9)	$5,159.4
Current liabilities	$147.3	$198.9	$0.1	$—	$346.3
Notes payable, long term	5,149.0	(785.0)	—	—	4,364.0
Other non-current liabilities	(48.1)	245.9	—	—	197.8
Liabilities of discontinued operations held for sale	—	26.1	—	—	26.1
Inter-company	—	—	1.2	(1.2)	—
Total liabilities	5,248.2	(314.1)	1.3	(1.2)	4,934.2
Additional paid-in capital	1,081.4	3,777.9	325.7	(4,109.0)	1,076.0
Retained deficit	(701.7)	433.3	(273.5)	(256.3)	(798.2)
Common stock, treasury stock and other	(565.5)	501.8	—	(0.4)	(64.1)
Total Pinnacle stockholders' equity	(185.8)	4,713.0	52.2	(4,365.7)	213.7
Non-controlling interest	—	—	11.5	—	11.5
Total equity	(185.8)	4,713.0	63.7	(4,365.7)	225.2
Total liabilities and stockholders' equity	$5,062.4	$4,398.9	$65.0	$(4,366.9)	$5,159.4

As of December 31, 2012
Current assets, excluding discontinued operations	$17.4	$95.2	$23.0	$—	$135.6
Property and equipment, net	21.7	1,263.1	1.1	—	1,285.9
Other non-current assets	47.4	74.5	14.4	—	136.3
Investment in subsidiaries	1,861.4	—	—	(1,861.4)	—
Equity method investment	—	—	91.4	—	91.4
Assets of discontinued operations held for sale	—	459.4	1.1	(0.7)	459.8
Inter-company	1.2	—	—	(1.2)	—
Total assets	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0
Current liabilities, excluding discontinued operations	$50.9	$126.6	$0.6	$—	$178.1
Notes payable, long term	1,437.3	—	—	—	1,437.3
Other non-current liabilities	13.8	11.0	0.3	—	25.1
Liabilities of discontinued operations held for sale	—	21.4	—	—	21.4
Inter-company	—	—	1.2	(1.2)	—
Total liabilities	1,502.0	159.0	2.1	(1.2)	1,661.9
Additional paid-in capital	1,053.9	1,328.1	303.4	(1,631.5)	$1,053.9
Retained deficit	(542.2)	404.5	(174.5)	(230.1)	(542.3)
Common stock, treasury stock and other	(64.6)	0.6	—	(0.5)	(64.5)
Total equity	$447.1	$1,733.2	$128.9	$(1,862.1)	$447.1
	$1,949.1	$1,892.2	$131.0	$(1,863.3)	$2,109.0

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Cash Flows
For the year ended December 31, 2013
Cash provided by (used in) operating activities	$(1,754.5)	$1,895.5	$20.1	$—	$161.1
Capital expenditures	(5.8)	(286.8)	—	—	(292.6)
Purchases of held-to-maturity debt securities	4.4	—	(5.9)	—	(1.5)
Payments for business combinations, net	—	(1,749.7)	—	—	(1,749.7)
Net proceeds from sales of discontinued operations	—	205.7	—	—	205.7
Loans receivable, net	—	—	(6.9)	—	(6.9)
Other	0.5	4.1	(2.4)	—	2.2
Cash used in investing activities	(0.9)	(1,826.7)	(15.2)	—	(1,842.8)
Proceeds from Credit Facility	2,168.8	—	—	—	2,168.8
Proceeds from issuance of long-term debt	850.0	—	—	—	850.0
Repayment of long-term debt	(1,205.4)	—	—	—	(1,205.4)
Other	(34.9)	—	—	—	(34.9)
Cash provided by financing activities	1,778.5	—	—	—	1,778.5
Increase (decrease) in cash and cash equivalents	23.1	68.8	4.9	—	96.8
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$28.6	$142.3	$27.7	$—	$198.6

For the year ended December 31, 2012
Cash provided by (used in) operating activities	$(140.0)	$277.7	$49.2	$—	$186.9
Capital expenditures	(4.1)	(294.8)	(0.5)	—	(299.4)
Purchases of held-to-maturity debt securities, net	(4.5)	—	(15.6)	—	(20.1)
Refund for escrow deposit	—	25.0	—	—	25.0
Net proceeds from sale of discontinued operations	—	10.8	—	—	10.8
Equity method investment	—	(0.3)	(24.1)	—	(24.4)
Loans receivable, net	—	—	(6.0)	—	(6.0)
Other	0.1	7.1	4.8	—	12.0
Cash used in investing activities	(8.5)	(252.2)	(41.4)	—	(302.1)
Net repayments under Credit Facility	(56.0)	—	—	—	(56.0)
Proceeds from issuance of long-term debt	646.8	—	—	—	646.8
Repayments of long-term debt	(392.2)	—	—	—	(392.2)
Debt issuance and other financing costs	(12.4)	—	—	—	(12.4)
Purchase of treasury stocks	(51.0)	—	—	—	(51.0)
Other	1.5	—	—	—	1.5
Cash provided by financing activities	136.7	—	—	—	136.7
Increase (decrease) in cash and cash equivalents	(11.8)	25.5	7.8	—	21.5
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$5.5	$73.5	$22.8	$—	$101.8

			100% Owned	Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2011
Cash provided by (used in) operating activities	$(95.0)	$190.4	$(0.1)	$36.5	$131.8
Capital expenditures	(11.1)	(142.2)	(0.2)	—	(153.5)
Equity method investments, inclusive of capitalized interest	—	—	(98.3)	—	(98.3)
Payment of business combinations	—	(45.2)	—	—	(45.2)
Other	—	3.4	0.3	—	3.7
Cash used in investing activities	(11.1)	(184.0)	(98.2)	—	(293.3)
Repayment under credit facility	56.0	—	—	—	56.0
Repayment of long-term debt	(10.0)	—	—	—	(10.0)
Debt issuance costs	(3.1)	—	—	—	(3.1)
Other	3.5	—	36.5	(36.5)	3.5
Cash provided by (used in) financing activities	46.4	—	36.5	(36.5)	46.4
Effect of exchange rate changes on cash	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	(59.7)	6.4	(61.8)	—	(115.1)
Cash and cash equivalents, beginning of period	77.0	41.6	76.8	—	195.4
Cash and cash equivalents, end of period	$17.3	$48.0	$15.0	$—	$80.3

(a)	The following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC;
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

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $65.0 million in cash and other assets as of December 31, 2013 that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 13—Segment Information
We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Revenues and Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the years ended December 31, 2013, 2012 and 2011. Prior year amounts have been updated for discontinued operations.

	For the year ended December 31,
	2013	2012	2011
	(in millions)
Revenues:
Midwest segment (a)	$650.9	$367.3	$346.7
South segment (b)	748.1	634.9	594.0
West segment (c)	82.9	—	—
	1,481.9	1,002.2	940.7
Corporate and other	6.0	0.6	0.1
Total revenues	$1,487.9	$1,002.8	$940.8
Adjusted EBITDA: (d)
Midwest segment (a)	$183.7	$94.3	$76.7
South segment (b)	213.5	176.6	167.7
West segment (c)	27.7	—	—
	424.9	270.9	244.4
Corporate expenses and other (e)	(54.3)	(20.6)	(28.4)
Consolidated Adjusted EBITDA (d)	$370.6	$250.3	$216.0

Other benefits (costs):
Depreciation and amortization	(148.5)	(82.7)	(70.2)
Pre-opening and development costs	(89.0)	(21.5)	(8.8)
Non-cash share-based compensation	(11.5)	(8.5)	(6.5)
Write-downs, reserves and recoveries, net	(17.3)	(0.8)	(3.2)
Interest expense, net	(169.8)	(93.7)	(95.3)
Loss from equity method investment	(92.2)	(30.8)	(0.6)
Loss on early extinguishment of debt	(30.8)	(20.7)	(0.2)
Income tax benefit (expense)	55.1	(4.8)	(2.3)
Income (loss) from continuing operations	$(133.4)	$(13.2)	$28.9

Capital expenditures
Midwest segment	$139.4	$37.1	$7.8
South segment	77.8	249.0	124.6
West segment	1.7	—	—
Corporate and other, including development projects and discontinued operations	73.7	13.4	21.1
	$292.6	$299.5	$153.5

	December 31,
	2013	2012
	(in millions)
Assets:
Midwest segment	$2,310.7	$542.8
South segment	1,363.6	882.2
West segment	436.0	—
Corporate and other, including development projects and discontinued operations	1,049.1	684.0
	$5,159.4	$2,109.0

(a) Our Midwest segment consists of Ameristar Council Bluffs located in Iowa, Ameristar East Chicago located in Indiana, Ameristar Kansas City located in Missouri, Ameristar St. Charles located in Missouri, Belterra located in Indiana, Belterra Park (formerly River Downs) located in Ohio and River City located in Missouri.

(b) Our South segment consists of Ameristar Vicksburg located in Mississippi, Boomtown Bossier City located in Louisiana, Boomtown New Orleans located in Louisiana, L'Auberge Baton Rouge located in Louisiana and L'Auberge Lake Charles located in Louisiana.

(c) Our West segment consists of Ameristar Black Hawk located in Colorado, Cactus Petes and the Horseshu both located in Nevada.

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

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2013 and 2012:

	2013
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$535.0	$418.9	$267.3	$266.6
Operating income (loss)	69.8	(15.2)	17.9	31.9
Income (loss) from continuing operations	8.6	(47.1)	(7.1)	(87.8)
Income (loss) from discontinued operations, net of taxes	6.4	(133.3)	2.0	2.4
Net income (loss)	15.0	(180.4)	(5.1)	(85.4)
Net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$15.0	$(180.4)	$(5.1)	$(85.4)
Per Share Data—Basic (a)
Income (loss) from continuing operations	$0.15	$(0.80)	$(0.12)	$(1.50)
Income (loss) from discontinued operations, net of taxes	0.11	(2.27)	0.03	0.04
Net income (loss)—basic	$0.26	$(3.07)	$(0.09)	$(1.46)
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$0.14	$(0.80)	$(0.12)	$(1.50)
Income (loss) from discontinued operations, net of taxes	0.11	(2.27)	0.03	0.04
Net income (loss)—diluted	$0.25	$(3.07)	$(0.09)	$(1.46)

	2012
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$254.8	$256.2	$248.5	$243.4
Operating income	22.9	32.7	38.8	42.3
Income (loss) from continuing operations	(31.1)	6.7	13.2	(2.0)
Income (loss) from discontinued operations, net of taxes	(11.3)	(7.1)	(1.2)	1.0
Net income (loss)	(42.4)	(0.4)	12.0	(1.0)
Net loss attributable to non-controlling interest	—	—	—	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(42.4)	$(0.4)	$12.0	$(1.0)
Per Share Data—Basic (a)
Income (loss) from continuing operations	$(0.53)	$0.11	$0.21	$(0.03)
Income (loss) from discontinued operations, net of taxes	(0.19)	(0.11)	(0.02)	0.01
Net income (loss)—basic	$(0.72)	$—	$0.19	$(0.02)
Per Share Data—Diluted (a)
Income (loss) from continuing operations	$(0.53)	$0.11	$0.21	$(0.03)
Income (loss) from discontinued operations, net of taxes	(0.19)	(0.11)	(0.02)	0.01
Net income (loss)—diluted	$(0.72)	$—	$0.19	$(0.02)

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
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In making our assessment of changes in internal control over financial reporting as of December 31, 2013, we have excluded the acquired Ameristar operations because these operations were acquired in a business combination on August 13, 2013. These operations represent $3.1 billion and $1.7 billion of our total assets and net assets, respectively, as of December 31, 2013 and $425.8 million and $34.5 million of our total net revenues and net income, respectively, for the year ended December 31, 2013. We intend to disclose any material changes in internal control over financial reporting with respect to the Ameristar operations in the first annual assessment of internal control over financial reporting in which we are required to include the Ameristar operations.
Ernst & Young LLP has issued an audit report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:
We have audited Pinnacle Entertainment, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework, the “COSO criteria”). Pinnacle Entertainment, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired Ameristar operations, which are included in the 2013 consolidated financial statements of Pinnacle Entertainment, Inc. and subsidiaries and constituted $3.1 billion and $1.7 billion of total and net assets, respectively, as of December 31, 2013 and $425.8 million and $34.5 million of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Pinnacle Entertainment, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the acquired Ameristar operations.
In our opinion, Pinnacle Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and the financial statement schedule listed in Item 15(a)2 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 3, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	116
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

2.3
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

2.4
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

2.5
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.6
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.7
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.8
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.9*
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

2.10*
Letter Agreement Regarding Membership Interest Purchase Agreement, November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

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

Exhibit
Number	Description of Exhibit

4.1†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.2†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.3†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.4†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.5†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.6†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.7†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Executive), is hereby incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.8†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.9†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.10†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.11†
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

Exhibit
Number	Description of Exhibit

4.14†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.15†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.16†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.17†	Form of Performance Share Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.18†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.19†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.20†
Form of Performance Share Agreement under the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.21†
Form of Stock Option Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.22†
Form of Restricted Stock Unit Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.23
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.24
Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors that are signatories thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.375% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.25
Form of 6.375% Senior Note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.26
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

Exhibit
Number	Description of Exhibit
4.27
Registration Rights Agreement Joinder, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.28
Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.29
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the guarantors named therein, Ameristar Casinos, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on May 9, 2012. (SEC File No. 000-22494).

4.30
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

4.31
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Casinos, Inc., Ameristar Lake Charles Holdings, LLC, Creative Casinos of Louisiana, L.L.C., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. for the quarterly period ended June 30, 2012. (SEC File No. 000-22494).

4.32
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

4.33
Fifth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.34
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.35
Form of 7.50% senior note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.36
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
4.38
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.39
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.40
Fourth Supplemental Indenture, dated as of August 1, 2012, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.41
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.42
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is hereby incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.43
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

4.45
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

4.47
Second Supplemental Indenture, dated as of August 1, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.48
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.49
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is hereby incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.50
Form of 7.75% Senior Subordinated Note due 2022 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.51
Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.  (SEC File No. 001-13641).

10.1
Fourth Amended and Restated Credit Agreement, dated as of August 2, 2011, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.Morgan Securities LLC as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as the Syndication Agents, UBS Securities LLC and Capital One National Association as the Senior Managing Agents, and Barclays Bank PLC, as the Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.2
Waiver to Fourth Amended and Restated Credit Agreement, dated as of November 1, 2011, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2011. (SEC File No. 001-13641).

10.3
Consent Under Fourth Amended and Restated Credit Agreement, dated March 5, 2012, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

10.4
Incremental Facility Activation Notice and New Lender Supplement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., Barclays Bank, PLC, as the administrative agent is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.5
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc. and Barclays Bank, PLC, as the administrative agent is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.6
Amended and Restated Credit Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc., as borrower, among the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.7†
Amended and Restated Employment Agreement, dated March 1, 2011, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.8†
First Amendment to Amended and Restated Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

10.9†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.10†
Employment Agreement, dated April 5, 2012, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2012. (SEC File No. 001-13641).

10.11†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.12†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.13†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.14†
Separation Agreement and General Release, dated as of June 7, 2013, by and between Pinnacle Entertainment, Inc., PNK (Baton Rouge) Partnership, PNK (Lake Charles), L.L.C., PNK (BOSSIER CITY), Inc., Louisiana-I Gaming, a Louisiana Partnership in Commendam, and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.15†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.16†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.17†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011. (SEC File No. 001-13641).

10.18†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

10.19†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.20†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.21†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.22†
Separation Agreement and General Release, dated as of August 26, 2013, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.23†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.24†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.25†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.26†
Third Amendment to Employment Agreement, dated May 24, 2013, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.27†*	Employment Agreement, dated July 30, 2013, between Pinnacle Entertainment, Inc. and Michelle Shriver.

10.28†*	Employment Agreement, dated July 22, 2013, between Pinnacle Entertainment, Inc. and Troy A. Stremming.

10.29†*	Summary of Director Compensation.

10.30†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.31†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.32†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.33
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

10.34
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

10.35
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.36
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.37
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.38
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.39
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

10.43
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.44
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.45
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.46
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.47
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011. (SEC File No. 001-13641).

10.48
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.49*	Agreement for Guaranteed Maximum Price Construction Services, dated as of August 5, 2011, by and between Creative Casinos Louisiana, LLC and W.G. Yates & Sons Construction Company.

10.50*
First Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of October 3, 2012, effective as of July 16, 2012, between Ameristar Casino Lake Charles, LLC and W.G. Yates & Sons Construction Company.

10.51*
Second Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of dated as of July 15, 2013, effective as of July 15, 2013, between Ameristar Casino Lake Charles, LLC and W.G. Yates & Sons Construction Company.

Exhibit
Number	Description of Exhibit
10.52
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.53
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.54
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.55
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

10.56
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

10.57
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

10.58
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

10.59*
Amendments to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of November 21, 2013, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.

10.60*
Second Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of January 17, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.

10.61
Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc. is hereby incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.62
Debt Commitment letter, dated December 20, 2012, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2012. (SEC File No. 001-13641).

10.63
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.64
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.65
Commitment Joinder Letter, dated January 25, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Credit Agricole Corporate and Investment Bank is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.66
Commitment Joinder Letter, dated March 15, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and UBS Securities LLC and UBS Loan Finance LLC is hereby incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.67
Commitment Joinder Letter, dated March 8, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Fifth Third Bank is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.68
Amended and Restated Debt Commitment Letter, dated June 10, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, UBS Loan Finance LLC and UBS Securities LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2013. (SEC File No. 001-13641).

10.69
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and The Royal Bank of Scotland PLC is hereby incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.70
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and U.S. Bank National Association is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.71
Commitment Joinder Letter, dated July 12, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Sumitomo Mitsui Banking Corporation is hereby incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.72
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

10.73
Limited Guarantee, dated as of August 16, 2013, by and among Tropicana Entertainment Inc., Pinnacle Entertainment, Inc., and Casino Magic, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

10.74
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

10.75
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.9 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 000-22494).

10.76
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.21 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-22494).

10.77
Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc. is hereby incorporated by reference to Exhibit 10.12 and Exhibit 99.1 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 000-22494).

10.78
Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH Acquisitions IN, LLC (now known as Ameristar Casino East Chicago, LLC) (“RIH”); Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City is hereby incorporated by reference to Exhibit 10.3 to Ameristar Casinos, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 000-22494).

10.79
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on June 7, 2011. (SEC File No. 000-22494).

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Ernst & Young LLP.

Exhibit
Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

101*
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	March 3, 2014	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Date:	March 3, 2014
Anthony M. Sanfilippo
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Date:	March 3, 2014
Carlos A. Ruisanchez
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Stephen C. Comer	Date:	March 3, 2014
Stephen C. Comer
Director

By:	/s/ Richard J. Goeglein	Date:	March 3, 2014
Richard J. Goeglein
Director

By:	/s/ Bruce A. Leslie	Date:	March 3, 2014
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Date:	March 3, 2014
James L. Martineau
Director

By:	/s/ Desirée Rogers	Date:	March 3, 2014
Desirée Rogers
Director

By:	/s/ Jaynie Miller Studenmund	Date:	March 3, 2014
Jaynie Miller Studenmund
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2011, 2012 and 2013
(amounts in thousands)

	As of	2011		As of	2012		As of	2013		As of
Description	1/1/2011	Additions	Deductions	12/31/2011	Additions	Deductions	12/31/2012	Additions	Deductions	12/31/2013
Allowance for doubtful accounts	$2,645	$2,932	$(967)	$4,610	$3,766	$(1,068)	$7,308	$2,190	$(4,320)	$5,178

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
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

2.3
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

2.4
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

2.5
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.6
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.7
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.8
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.9*
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

2.10*
Letter Agreement Regarding Membership Interest Purchase Agreement, November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC.

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

Exhibit
Number	Description of Exhibit
4.1†
Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.2†
First Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.3†
Second Amendment to Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 16, 2003. (SEC File No. 333-107081).

4.4†
Form of Stock Option Agreement for Pinnacle Entertainment, Inc. 2002 Stock Option Plan is hereby incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004. (SEC File No. 001-13641).

4.5†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.6†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.7†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Executive), is hereby incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.8†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.9†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.10†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.11†
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

Exhibit
Number	Description of Exhibit
4.14†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.54 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.15†
Form of Amendment to Stock Option Agreements and Employment Agreements for Executive Officers is hereby incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

4.16†
Form of Amendment to Stock Option Agreements for Directors is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.17†	Form of Performance Share Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.18†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.19†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.20†
Form of Performance Share Agreement under the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.21†
Form of Stock Option Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.22†
Form of Restricted Stock Unit Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.23
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.24
Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors that are signatories thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.375% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.25
Form of 6.375% Senior Note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.26
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

4.27
Registration Rights Agreement Joinder, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

4.28
Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.29
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the guarantors named therein, Ameristar Casinos, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on May 9, 2012. (SEC File No. 000-22494).

4.30
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

4.31
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Casinos, Inc., Ameristar Lake Charles Holdings, LLC, Creative Casinos of Louisiana, L.L.C., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. for the quarterly period ended June 30, 2012. (SEC File No. 000-22494).

4.32
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

4.33
Fifth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.34
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.35
Form of 7.50% senior note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.36
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

4.38
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.39
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.40
Fourth Supplemental Indenture, dated as of August 1, 2012, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.41
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.42
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is hereby incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.43
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

4.45
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

4.47
Second Supplemental Indenture, dated as of August 1, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.48
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.49
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is hereby incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.50
Form of 7.75% Senior Subordinated Note due 2022 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.51
Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.  (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.1
Fourth Amended and Restated Credit Agreement, dated as of August 2, 2011, among Pinnacle Entertainment, Inc., the Lenders referred to therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P.Morgan Securities LLC as Joint Lead Arrangers and Joint Book Runners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc. and Wells Fargo Bank, N.A., as the Syndication Agents, UBS Securities LLC and Capital One National Association as the Senior Managing Agents, and Barclays Bank PLC, as the Administrative Agent is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.2
Waiver to Fourth Amended and Restated Credit Agreement, dated as of November 1, 2011, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2011. (SEC File No. 001-13641).

10.3
Consent Under Fourth Amended and Restated Credit Agreement, dated March 5, 2012, between Pinnacle Entertainment, Inc., Barclays Bank, PLC, as Administrative Agent, and the Required Lenders thereto is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2012. (SEC File No. 001-13641).

10.4
Incremental Facility Activation Notice and New Lender Supplement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., Barclays Bank, PLC, as the administrative agent is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.5
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of March 19, 2012, between Pinnacle Entertainment, Inc. and Barclays Bank, PLC, as the administrative agent is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

10.6
Amended and Restated Credit Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc., as borrower, among the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.7†
Amended and Restated Employment Agreement, dated March 1, 2011, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.8†
First Amendment to Amended and Restated Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

10.9†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.10†
Employment Agreement, dated April 5, 2012, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2012. (SEC File No. 001-13641).

10.11†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.12†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.13†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.14†
Separation Agreement and General Release, dated as of June 7, 2013, by and between Pinnacle Entertainment, Inc., PNK (Baton Rouge) Partnership, PNK (Lake Charles), L.L.C., PNK (BOSSIER CITY), Inc., Louisiana-I Gaming, a Louisiana Partnership in Commendam, and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.15†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.16†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.17†
Employment Agreement, dated March 28, 2011, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2011. (SEC File No. 001-13641).

10.18†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2011. (SEC File No. 001-13641).

10.19†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

10.20†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.21†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.22†
Separation Agreement and General Release, dated as of August 26, 2013, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.23†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.24†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.25†
Second Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.26†
Third Amendment to Employment Agreement, dated May 24, 2013, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.27†*	Employment Agreement, dated July 30, 2013, between Pinnacle Entertainment, Inc. and Michelle Shriver.

10.28†*	Employment Agreement, dated July 22, 2013, between Pinnacle Entertainment, Inc. and Troy A. Stremming.

10.29†*	Summary of Director Compensation.

10.30†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.31†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.32†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.33
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

10.34
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

10.35
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.36
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.37
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.38
Exercising of Option to Lease Additional Property situated in Calcasieu Parish, Louisiana and Exercise of Option to Lease Additional Property is hereby incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.39
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

10.43
Fourth Amendment to Lease and Development Agreement dated as of January 18, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (SEC File No. 001-13641).

10.44
Fifth Amendment to Lease and Development Agreement dated as of March 30, 2007 by and between St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. (SEC File No. 001-13641).

10.45
Sixth Amendment to Lease and Development Agreement dated November 26, 2007 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2007. (SEC File No. 001-13641).

10.46
Seventh Amendment to Lease and Development Agreement dated February 19, 2010 by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 22, 2010. (SEC File No. 001-13641).

10.47
Eighth Amendment to Lease and Development Agreement, dated September 15, 2011, by and between the St. Louis County Port Authority and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 16, 2011. (SEC File No. 001-13641).

10.48
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.49*	Agreement for Guaranteed Maximum Price Construction Services, dated as of August 5, 2011, by and between Creative Casinos Louisiana, LLC and W.G. Yates & Sons Construction Company.

10.50*
First Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of October 3, 2012, effective as of July 16, 2012, between Ameristar Casino Lake Charles, LLC and W.G. Yates & Sons Construction Company.

10.51*
Second Amendment to the Agreement for Guaranteed Maximum Price Construction Services, dated as of dated as of July 15, 2013, effective as of July 15, 2013, between Ameristar Casino Lake Charles, LLC and W.G. Yates & Sons Construction Company.

10.52
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.53
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.54
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.55
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

10.56
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

10.57
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

10.58
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

10.59*
Amendments to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of November 21, 2013, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.

10.60*
Second Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of January 17, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.

10.61
Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc. is hereby incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.62
Debt Commitment letter, dated December 20, 2012, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2012. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.63
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.64
Commitment Joinder Letter, dated January 24, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Barclays Bank PLC is hereby incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.65
Commitment Joinder Letter, dated January 25, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Credit Agricole Corporate and Investment Bank is hereby incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.66
Commitment Joinder Letter, dated March 15, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and UBS Securities LLC and UBS Loan Finance LLC is hereby incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.67
Commitment Joinder Letter, dated March 8, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC and Fifth Third Bank is hereby incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

10.68
Amended and Restated Debt Commitment Letter, dated June 10, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, UBS Loan Finance LLC and UBS Securities LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2013. (SEC File No. 001-13641).

10.69
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and The Royal Bank of Scotland PLC is hereby incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.70
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and U.S. Bank National Association is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.71
Commitment Joinder Letter, dated July 12, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Sumitomo Mitsui Banking Corporation is hereby incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.72
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.73
Limited Guarantee, dated as of August 16, 2013, by and among Tropicana Entertainment Inc., Pinnacle Entertainment, Inc., and Casino Magic, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

10.74
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

10.75
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.9 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 000-22494).

10.76
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.21 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-22494).

10.77
Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc. is hereby incorporated by reference to Exhibit 10.12 and Exhibit 99.1 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 000-22494).

10.78
Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH Acquisitions IN, LLC (now known as Ameristar Casino East Chicago, LLC) (“RIH”); Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City is hereby incorporated by reference to Exhibit 10.3 to Ameristar Casinos, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 000-22494).

10.79
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on June 7, 2011. (SEC File No. 000-22494).

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

101*
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