Form 10-Q
period 2014-03-31
PINNACLE ENTERTAINMENT INC.
filed 2014-05-12
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
3980 Howard Hughes Parkway
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on May 9, 2014, the number of outstanding shares of the registrant’s common stock was 59,592,588.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Revenues:
Gaming	$480,140	$240,197
Food and beverage	27,613	12,939
Lodging	10,790	4,758
Retail, entertainment and other	14,226	8,723
Total revenues	532,769	266,617
Expenses and other costs:
Gaming	247,994	135,745
Food and beverage	24,712	11,458
Lodging	5,129	2,969
Retail, entertainment and other	4,576	3,710
General and administrative	100,267	49,801
Depreciation and amortization	58,311	23,159
Pre-opening and development costs	3,412	7,553
Write-downs, reserves and recoveries, net	645	302
Total expenses and other costs	445,046	234,697
Operating income	87,723	31,920
Interest expense, net	(66,789)	(28,594)
Loss from equity method investments	—	(92,181)
Income (loss) from continuing operations before income taxes	20,934	(88,855)
Income tax (expense) benefit	(2,190)	1,068
Income (loss) from continuing operations	18,744	(87,787)
Income from discontinued operations, net of income taxes	299	2,396
Net income (loss)	19,043	(85,391)
Net loss attributable to non-controlling interest	(4)	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$19,047	$(85,391)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.32	$(1.50)
Income from discontinued operations, net of income taxes	—	0.04
Net income (loss) per common share—basic	$0.32	$(1.46)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.31	$(1.50)
Income from discontinued operations, net of income taxes	—	0.04
Net income (loss) per common share—diluted	$0.31	$(1.46)
Number of shares—basic	59,263	58,339
Number of shares—diluted	61,150	58,339
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2014	2013
Net income (loss)	$19,043	$(85,391)
Comprehensive income (loss)	19,043	(85,391)
Comprehensive loss attributable to non-controlling interest	(4)	—
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$19,047	$(85,391)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$162,702	$191,938
Accounts receivable, net of allowance for doubtful accounts of $4,883 and $5,178	25,618	33,569
Inventories	7,924	8,193
Income tax receivable, net	15,773	17,397
Prepaid expenses and other assets	33,713	20,871
Deferred income taxes	7,662	7,662
Assets of discontinued operations held for sale	322,093	322,548
Total current assets	575,485	602,178
Restricted cash	5,667	11,592
Land, buildings, vessels and equipment, net	3,055,375	3,036,515
Goodwill	919,282	919,282
Equity method investments	2,000	1,975
Intangible assets, net	504,951	500,084
Other assets, net	89,797	87,800
Total assets	$5,152,557	$5,159,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,322	$69,036
Accrued interest	69,713	49,318
Accrued compensation	62,587	77,322
Accrued taxes	35,946	38,348
Other accrued liabilities	101,607	96,273
Current portion of long-term debt	16,006	16,006
Liabilities of discontinued operations held for sale	18,928	26,103
Total current liabilities	366,109	372,406
Long-term debt less current portion	4,333,539	4,364,045
Other long-term liabilities	35,105	31,321
Deferred income taxes	168,096	166,484
Total liabilities	4,902,849	4,934,256
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 59,376,226 and 59,197,606 shares outstanding, net of treasury shares	6,575	6,557
Additional paid-in capital	1,081,373	1,075,896
Accumulated deficit	(779,002)	(798,049)
Accumulated other comprehensive income	390	390
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders' equity	238,246	213,704
Non-controlling interest	11,462	11,466
Total stockholders' equity	249,708	225,170
Total liabilities and stockholders' equity	$5,152,557	$5,159,426
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Attributable to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2014	59,198	$6,557	$1,075,896	$(798,049)	$390	$(71,090)	$213,704	$11,466	$225,170
Net income	—	—	—	19,047	—	—	19,047	(4)	19,043
Share-based compensation	—	—	3,125	—	—	—	3,125	—	3,125
Common stock issuance and option exercises	173	17	2,260	—	—	—	2,277	—	2,277
Share issuance	5	1	92	—	—	—	93	—	93
Balance as of March 31, 2014	59,376	$6,575	$1,081,373	$(779,002)	$390	$(71,090)	$238,246	$11,462	$249,708

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$19,043	$(85,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,311	28,002
Loss on disposal of assets	609	309
Loss from equity method investments	—	92,181
Impairment of buildings, vessels and equipment	4,708	151
Amortization of debt issuance costs and debt discounts	4,766	1,666
Share-based compensation expense	3,125	1,944
Changes in operating assets and liabilities:
Receivables, net	6,208	242
Prepaid expenses and other	(15,941)	2,315
Accounts payable, accrued expenses and other	(5,118)	(32)
Net cash provided by operating activities	75,711	41,387
Cash flows from investing activities:
Capital expenditures	(67,300)	(39,031)
Equity method investments, inclusive of capitalized interest	(25)	—
Purchase of held-to-maturity debt securities	—	(5,853)
Proceeds from matured investments	—	4,428
Proceeds from sale of property and equipment	—	202
Purchase of intangible assets	(10,000)	—
Proceeds from non-refundable deposit	—	1,300
Loans receivable, net	1,675	(4,586)
Restricted cash	5,925	—
Net cash used in investing activities	(69,725)	(43,540)
Cash flows from financing activities:
Proceeds from Credit Facility	53,000	—
Repayments under Credit Facility	(86,000)	—
Repayments of long-term debt	—	(813)
Proceeds from common stock options exercised, net	2,277	962
Distribution to non-controlling interest minority owner	—	(911)
Debt issuance and other financing costs	(122)	—
Net cash used in financing activities	(30,845)	(762)
Change in cash and cash equivalents	(24,859)	(2,915)
Cash and cash equivalents at the beginning of the period	198,575	101,792
Cash and cash equivalents at the end of the period	$173,716	$98,877

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$41,812	$22,720
Cash payments (refund) related to income taxes, net	(1,621)	84
Increase in construction-related deposits and liabilities	6,196	7,273

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

We own and operate 15 gaming entertainment properties, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Ohio. We also hold a majority interest in the racing license owner, as well as a management contract, for Retama Park Racetrack outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. Our reporting segments are as follows:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra Casino Resort	Florence, Indiana
Belterra Park Gaming & Entertainment Center	Cincinnati, Ohio
River City Casino	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes	Jackpot, Nevada
The Horseshu	Jackpot, Nevada

We have classified certain of our assets and liabilities as held for sale in our Consolidated Balance Sheets and included the related results of operations in discontinued operations. As of March 31, 2014, Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively the "Lumière Place Casino and Hotels") are considered held for sale and the related results of operations have been reclassified as discontinued operations. In April 2014, we completed the sale of the Lumière Place Casino and Hotels for cash consideration of $260.0 million, subject to a net working capital adjustment. For further information, see Note 7, Discontinued Operations. Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

Use of Estimates: The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, estimates required to allocate the purchase price of business combination transactions to tangible and identifiable intangible assets acquired and liabilities assumed, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of March 31, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—
As of December 31, 2013
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of March 31, 2014	(in millions)
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$10.2	$17.1	$—	$17.1	$—
Liabilities:
Long-term debt	$4,349.5	$4,511.5	$—	$4,511.5	$—
As of December 31, 2013
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.5	$16.5	$—	$16.5	$—
Liabilities:
Long-term debt	$4,380.1	$4,511.9	$—	$4,511.9	$—

The estimated fair values for certain of our long-term held-to-maturity securities and our long-term promissory notes were based on Level 2 inputs using observable market data for comparable instruments in establishing prices.

The estimated fair values for certain of our long-term held-to-maturity securities were based on Level 3 inputs using a present value of future cash flow valuation technique that relies on management assumptions and qualitative observations. Key significant unobservable inputs in this technique include discount rate risk premiums and probability-weighted cash flow scenarios.

The estimated fair values of our long-term debt includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loan were based on Level 2 inputs of observable market data on comparable debt instruments on or about March 31, 2014 and December 31, 2013.

The fair values of our short term financial instruments approximate the carrying values do to their short term nature.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.7 million at March 31, 2014. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project, during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portion of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 2, Long-term Debt.

The following table presents a summary of our land, buildings, vessels and equipment:

	March 31, 2014	December 31, 2013
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$391.7	$391.7
Buildings, vessels and improvements	2,494.2	2,492.2
Furniture, fixtures and equipment	644.1	633.1
Construction in progress	232.9	175.6
Land, buildings, vessels and equipment, gross	3,762.9	3,692.6
Less: accumulated depreciation	(707.5)	(656.1)
Land, buildings, vessels and equipment, net	$3,055.4	$3,036.5

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

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a qualitative and/or quantitative fair-value-based test. There were no impairments to goodwill or intangible assets recognized during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, we paid the initial $10 million installment for Belterra Park's video lottery terminal license. Such amount is included in "Intangible assets, net" in our unaudited Condensed Consolidated Balance Sheet.
Customer Loyalty Programs: As of March 31, 2014, we offered incentives to our customers through two customer loyalty programs, mychoice for our legacy Pinnacle properties, and Star Awards for properties acquired in our 2013 acquisition of Ameristar Casinos Inc. ("Ameristar"). Under both programs, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under both plans will be forfeited if the customer does not earn any reward credits over the prior six-month period for mychoice, or 12-month period for Star Awards. In addition, based on their level of play under the mychoice program, customers can earn additional benefits without redeeming points, such as a car lease, among other items. In April 2014, we expanded the mychoice loyalty program to all Ameristar properties and now offer benefits solely through the mychoice loyalty program.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At March 31, 2014 and December 31, 2013, we had accrued $21.4 million and $18.9 million, respectively, for the estimated cost of providing these benefits. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

Revenue Recognition. Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed.

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in total revenues and then deducted as promotional allowances in calculating revenues. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. Complimentary revenues that have been excluded from the accompanying unaudited Condensed Consolidated Statements of Operations were as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Food and beverage	$33.2	$16.4
Lodging	16.0	7.0
Other	3.7	2.7
Total promotional allowances	$52.9	$26.1

The cost to provide such complimentary benefits were as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Promotional allowance costs included in gaming expense	$38.1	$20.5

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations.

	For the three months ended March 31,
	2014	2013
	(in millions)
Gaming taxes	$132.8	$70.1
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. Pre-opening and development costs consist of the following:

	For the three months ended March 31,
	2014	2013
	(in millions)
Ameristar acquisition (1)	$0.5	$6.8
Belterra Park Gaming & Entertainment Center	2.7	0.2
Other	0.2	0.6
Total pre-opening and development costs	$3.4	$7.6

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

Earnings per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively.

Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as in-the-money stock options and restricted stocks units. Out-of-money stock options were excluded from calculation of diluted earnings per share because including them would have been anti-dilutive, and totaled 1.3 million shares for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we recorded a loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for the period. For the three months ended March 31, 2013, securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share amounted to 1.2 million shares.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. In addition, prior year amounts have been adjusted for reclassification of the Lumière Place Casino and Hotels from continuing operations to discontinued operations and Note 10, Segment Information, has been recast to reflect our current reporting segment presentation. These reclassifications had no effect on the previously reported net loss.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting guidance for income taxes which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after December 15, 2013, and for interim periods within those years, and should be applied to all unrecognized tax benefits that exist as of the effective date. We adopted this guidance during the first quarter of 2014 and it did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

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

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$531.6	$—	$531.6
Term B1 Loans due 2016	133.8	(6.4)	127.4
Term B2 Loans due 2020	1,091.8	(25.3)	1,066.5
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	58.9	1,098.9
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	4,322.3	27.2	4,349.5
Less current maturities	(16.0)	—	(16.0)
Total long-term debt	$4,306.3	$27.2	$4,333.5

	December 31, 2013
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$493.6	$—	$493.6
Term B1 Loans due 2016	202.0	(7.7)	194.3
Term B2 Loans due 2020	1,094.5	(26.0)	1,068.5
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	58.6	1,098.5
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	4,355.2	24.9	4,380.1
Less current maturities	(16.0)	—	(16.0)
Total long-term debt	$4,339.2	$24.9	$4,364.1

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of March 31, 2014, we had approximately $531.6 million drawn under the revolving credit facility, and had approximately $12.9 million committed under letters of credit. The Credit Facility was entered into in connection with our acquisition of Ameristar. The outstanding principal on the Tranche B-1 and Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

In April 2014, we fully repaid the remaining principal balance outstanding on the Tranche B-1 term loans with a portion of the proceeds received at the closing of the sale of the Lumière Place Casino and Hotels. See Note 7, Discontinued Operations, for additional information on the sale of the Lumière Place Casino and Hotels.

6.375% Senior Notes due 2021: In August 2013, we issued $850.0 million in aggregate principal amount of 6.375% senior notes due 2021 ("6.375% Notes") to fund the acquisition of Ameristar. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on February 1st and August 1st, commencing on February 1, 2014. The 6.375% Notes mature on August 1, 2021. Net of initial purchases’ fees and various costs and expenses, proceeds from the offering were approximately $835 million.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15th and October 15th of each year.  The 7.50% Notes mature on April 15, 2021. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying value. For further details on the Ameristar business combination purchase price allocation, see Note 6, Investments and Acquisition activities.

7.75% Senior Subordinated Notes due 2022: In March 2012, we issued $325 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par with interest payable on April 1st and October 1st of each year. The 7.75% Notes mature on April 1, 2022. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318 million.

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
Interest expense, net of capitalized interest and interest income was as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Interest expense	$68.6	$29.1
Interest income	(0.2)	(0.1)
Capitalized interest	(1.6)	(0.4)
Interest expense, net	$66.8	$28.6

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three months ended March 31, 2014 was 10.5%, or an expense of $2.2 million, as compared to an effective tax rate of (1.2)%, or benefit of $1.1 million, for the corresponding prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdiction of Indiana, Louisiana and the city jurisdictions of Missouri where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of March 31, 2014, we had approximately 6.6 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below. In addition, we had approximately 2.4 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Share-based compensation expense	$3.2	$1.8

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2014	5,509,246	$14.01
Granted	128,700	$23.08
Exercised	(161,022)	$13.44
Canceled or forfeited	(118,200)	$18.01
Options outstanding at March 31, 2014	5,358,724	$14.15
Options exercisable at March 31, 2014	2,748,717	$12.34
Expected to vest after March 31, 2014	1,989,323	$16.32

The unamortized compensation costs not yet expensed related to stock options totaled approximately $17.5 million at March 31, 2014 and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $2.3 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the three months ended March 31,
	2014	2013
Weighted-average grant date fair value	$9.68	$7.82
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2014	629,518	$20.11
Granted	114,138	$23.64
Vested	(19,115)	$13.42
Canceled or forfeited	(34,585)	$22.22
Unvested shares at March 31, 2014	689,956	$20.99

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $12.7 million at March 31, 2014 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2014	431,858	$22.79
Granted	123,283	$26.50
Canceled or forfeited	—	$—
Unvested shares at March 31, 2014	555,141	$23.61

Note 5—Write-downs, reserves and recoveries, net

Net write-downs, reserves and recoveries consist of $0.6 million and $0.3 million in losses during the three months ended March 31, 2014 and 2013, respectively, related to the disposal of slot and other equipment at our properties in the normal course of business.

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
$1,841,256

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $176.9 million is deductible for tax purposes. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ameristar. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Management has not yet finalized its valuation analysis for acquisition date income tax balances.

The following table reflects the preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$152,165
Property and equipment	1,783,735
Goodwill	860,805
Intangible assets	524,200
Other non-current assets	39,496
Total assets	$3,360,401

Current liabilities	179,493
Deferred tax liabilities	218,646
Other long-term liabilities	8,109
Debt	1,112,897
Total liabilities	1,519,145
Net assets acquired	$1,841,256

Of the $860.0 million of goodwill, approximately $551.1 million has been assigned to the Midwest reporting segment, approximately $231.5 million has been assigned to the South reporting segment, and approximately $78.2 million has been assigned to the West reporting segment.

The following table summarizes the acquired property and equipment.

As Recorded at Fair Value
(in thousands)
Land and land improvements	$162,770
Buildings, vessels and improvements	1,308,151
Furniture, fixtures and equipment	158,999
Construction in progress (a)	153,815
Total property and equipment acquired	$1,783,735

(a)
Included in acquired construction in progress are the assets of the Ameristar Casino Resort Spa Lake Charles development. These assets were sold in November 2013. See Note 7, Discontinued Operations, for further detail.

The following table summarizes the acquired intangible assets.

As Recorded at Fair Value
(in thousands)
Trade names	$187,000
Gaming licenses	258,800
Player relationships	74,000
Favorable leasehold interests	4,400
Total intangible assets acquired	$524,200

The following table includes the financial results for the acquired Ameristar entities included in our Condensed Consolidated Statement of Operations during the first quarter of 2014:

Three Months Ended March 31, 2014
(in thousands)
Net revenues	$279,910
Net income	$54,894

The following table includes unaudited pro forma consolidated financial information assuming our acquisition of Ameristar had occurred as of January 1, 2013. The pro forma financial information does not necessarily represent the results that may occur in the future. The pro forma amounts include the historical operating results of Pinnacle and Ameristar prior to the acquisition, with adjustments directly attributable to the acquisition. The pro forma results include increases to depreciation and amortization expense based on the fair values of the intangible assets and fixed assets acquired, amounting to $30.2 million for the three months ended March 31, 2013. The pro forma results also included increases to interest expense, related to the debt issued and assumed in the acquisition, in the amount of $36.1 million for the three months ended March 31, 2013. Lastly, the pro forma results also reflect adjustments for the impact of acquisition costs and tax expense assuming Ameristar was part of the Company for the full pro forma periods presented.

Three Months Ended March 31, 2013
(in thousands, except per share data)
Net revenues	$561,697
Net loss from continuing operations attributable to Pinnacle Entertainment, Inc.	$(61,192)
Basic loss per share	$(1.37)
Diluted loss per share	$(1.37)

As a result of the Ameristar transaction, we became obligated under certain agreements to which Ameristar was a party.

ACDL Investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. ("ACDL"). During 2013, we recorded an other-than-temporary impairment of approximately $92.2 million, fully impairing the remaining asset carrying value of our investment in ACDL. We have discontinued accounting for our investment in ACDL under the equity method and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Equity Method Investment: As of March 31, 2014, we have invested $2.0 million in Farmworks, a land re-utilization project in downtown St. Louis, included in "Equity method investment" in our unaudited Condensed Consolidated Balance Sheet. This investment is accounted for under the equity method.

Retama Park Racetrack: On January 29, 2013, we acquired 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRP"). The acquisition of the equity of PRP was accounted for as a business combination. The purchase price for the equity of PRP was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair value of the assets acquired recorded as goodwill. The purchase price allocation includes goodwill of $3.3 million and other intangibles of $5.0 million.

As of March 31, 2014, PRP held $10.2 million in promissory notes issued by Retama Development Corporation ("RDC"), a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheets. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of March 31, 2014, we held, at amortized cost, $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheet. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

Note 7—Discontinued Operations

Discontinued operations consists of disposal groups classified as held for sale and measured at the lower of their carrying values or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.

Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. (“Tropicana”), to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. In April 2014, we completed the sale of the ownership interests in these subsidiaries for cash consideration of $260 million, subject to certain net working capital and other adjustments. During the first quarter of 2014, we recorded an impairment charge totaling $4.7 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of Ameristar
Casino Lake Charles, LLC ("Ameristar Lake Charles"), which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of Ameristar Lake Charles. At closing, we received approximately $180.0 million in cash that excludes $35.0 million of deferred consideration, of which $25.0 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10.0 million is in the form of a note receivable from the buyer, due in July 2016. In April 2014, the Louisiana Gaming Control Board approved a resolution releasing us from the requirement to hold the aforementioned $25.0 million of restricted cash.

Boomtown Reno: We continue to hold approximately 810 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no material financial impact from the Boomtown Reno operations.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar in January 2012 for a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land.

Total discontinued operations: Revenues and net loss from discontinued operations are summarized as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Revenues	$41.0	$46.2
Operating income	0.3	4.1
Income tax expense	—	(1.7)
Income from discontinued operations, net of taxes	$0.3	$2.4
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$271.3	$275.3
Other assets, net	50.8	47.2
Total assets	$322.1	$322.5
Liabilities:
Total liabilities	$18.9	$26.1
Net assets	$303.2	$296.4

Note 8—Commitments and Contingencies

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

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At March 31, 2014 and December 31, 2013, we had total self-insurance accruals of $25.2 million and $26.2 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. In August 2013, we filed a Motion for Partial Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. On January 28, 2014, oral arguments were held at the Indiana Tax Court regarding our motion for summary judgment. Accordingly, we continue to believe that we have adequately reserved for the potential outcome.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $63.3 million in cash and other assets as of March 31, 2014, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Our subsidiary that owns our equity interest in Retama Park Racetrack does not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2014
Statement of Operations
Revenues:
Gaming	$—	$480.1	$—	$—	$480.1
Food and beverage	—	27.6	—	—	27.6
Lodging	—	10.8	—	—	10.8
Retail, entertainment and other	—	14.2	—	—	14.2
	—	532.7	—	—	532.7
Expenses:
Gaming	—	248.0	—	—	248.0
Food and beverage	—	24.7	—	—	24.7
Lodging	—	5.1	—	—	5.1
Retail, entertainment and other	—	4.6	—	—	4.6
General and administrative and other	22.7	77.6	—	—	100.3
Pre-opening and development costs	0.6	2.8	—	—	3.4
Depreciation and amortization	1.7	56.6	—	—	58.3
Write-downs, reserves and recoveries, net	—	0.6	—	—	0.6
	25.0	420.0	—	—	445.0
Operating income (loss)	(25.0)	112.7	—	—	87.7
Equity earnings of subsidiaries	76.0	—	—	(76.0)	—
Interest expense, net	(68.4)	1.6	—	—	(66.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(17.4)	114.3	—	(76.0)	20.9
Management fee and inter-company interest	38.6	(38.6)	—	—	—
Income tax expense	(2.2)	—	—	—	(2.2)
Income (loss) from continuing operations	19.0	75.7	—	(76.0)	18.7
Income (loss) from discontinued operations, net of taxes	—	0.4	(0.1)	—	0.3
Net income (loss)	$19.0	$76.1	$(0.1)	$(76.0)	$19.0

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2013
Statement of Operations
Revenues:
Gaming	$—	$240.2	$—	$—	$240.2
Food and beverage	—	12.9	—	—	12.9
Lodging	—	4.8	—	—	4.8
Retail, entertainment and other	—	8.7	—	—	8.7
	—	266.6	—	—	266.6
Expenses:
Gaming	—	135.7	—	—	135.7
Food and beverage	—	11.5	—	—	11.5
Lodging	—	3.0	—	—	3.0
Retail, entertainment and other	—	3.7	—	—	3.7
General and administrative and other	6.3	43.3	0.1	—	49.7
Pre-opening and development costs	7.1	0.5	—	—	7.6
Depreciation and amortization	1.6	21.6	—	—	23.2
Write-downs, reserves and recoveries, net	—	0.4	(0.1)	—	0.3
	15.0	219.7	—	—	234.7
Operating income (loss)	(15.0)	46.9	—	—	31.9
Equity earnings of subsidiaries	(45.2)	—	—	45.2	—
Interest expense, net	(29.0)	0.4	—	—	(28.6)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(89.2)	47.3	(92.2)	45.2	(88.9)
Management fee and inter-company interest	2.7	(2.4)	—	(0.3)	—
Income tax benefit	1.1	—	—	—	1.1
Income (loss) from continuing operations	(85.4)	44.9	(92.2)	44.9	(87.8)
Income from discontinued operations, net of taxes	—	2.1	—	0.3	2.4
Net income (loss)	$(85.4)	$47.0	$(92.2)	$45.2	$(85.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of March 31, 2014
Balance Sheet
Current assets	$48.8	$179.2	$25.4	$—	$253.4
Property and equipment, net	39.5	3,010.2	5.6	—	3,055.3
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	500.0	5.0	—	505.0
Other non-current assets	66.0	8.6	22.8	—	97.4
Investment in subsidiaries	4,505.7	—	—	(4,505.7)	—
Assets of discontinued operations held for sale	3.5	318.2	1.2	(0.8)	322.1
Inter-company	—	85.6	—	(85.6)	—
Total assets	$4,663.5	$5,017.8	$63.3	$(4,592.1)	$5,152.5
Current liabilities	$92.8	$254.1	$0.3	$—	$347.2
Long-term debt (excluding current portion)	4,333.4	0.1	—	—	4,333.5
Other non-current liabilities	(85.3)	288.5	—	—	203.2
Liabilities of discontinued operations held for sale	—	18.9	—	—	18.9
Inter-company	84.4	—	1.2	(85.6)	—
Total liabilities	4,425.3	561.6	1.5	(85.6)	4,902.8
Additional paid in capital	1,081.5	3,894.8	324.2	(4,219.0)	1,081.5
Accumulated deficit	(779.1)	560.9	(273.9)	(287.0)	(779.1)
Common stock, treasury stock and other	(64.2)	0.5	—	(0.5)	(64.2)
Total Pinnacle stockholders' equity	238.2	4,456.2	50.3	(4,506.5)	238.2
Non-controlling interest	—	—	11.5	—	11.5
Total equity	238.2	4,456.2	61.8	(4,506.5)	249.7
Total liabilities and stockholders' equity	$4,663.5	$5,017.8	$63.3	$(4,592.1)	$5,152.5
As of December 31, 2013
Balance Sheet
Current assets	$66.8	$185.1	$27.7	$—	$279.6
Property and equipment, net	47.7	2,983.1	5.7	—	3,036.5
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	495.1	5.0	—	500.1
Other non-current assets	72.6	6.6	22.1	—	101.3
Investment in subsidiaries	4,508.3	—	—	(4,508.3)	—
Assets of discontinued operations held for sale	3.4	318.8	1.2	(0.8)	322.6
Inter-company	—	55.7	—	(55.7)	—
Total assets	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4
Current liabilities	$114.8	$231.4	$0.1	$—	$346.3
Long-term debt (excluding current portion)	4,363.9	0.1	—	—	4,364.0
Other non-current liabilities	(48.1)	245.9	—	—	197.8
Liabilities of discontinued operations held for sale	—	26.1	—	—	26.1
Inter-company	54.5	—	1.2	(55.7)	—
Total liabilities	4,485.1	503.5	1.3	(55.7)	4,934.2
Additional paid in capital	1,076.0	3,964.4	325.7	(4,290.1)	1,076.0
Accumulated deficit	(798.2)	492.0	(273.5)	(218.5)	(798.2)
Common stock, treasury stock and other	(64.1)	0.5	—	(0.5)	(64.1)
Total Pinnacle stockholder's equity	213.7	4,456.9	52.2	(4,509.1)	213.7
Non-controlling interest	—	—	11.5	—	11.5
Total equity	213.7	4,456.9	63.7	(4,509.1)	225.2
Total liabilities and stockholders' equity	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended March 31, 2014
Statement of Cash Flows
Cash provided by (used in) operating activities	$6.3	$71.9	$(2.6)	$—	$75.6
Capital expenditures	(3.3)	(64.0)	—	—	(67.3)
Purchase of intangible asset	—	(10.0)	—	—	(10.0)
Loan receivable, net	—	—	—	—	—
Restricted cash	5.9	—	—	—	5.9
Other	1.7	(0.3)	0.3	—	1.7
Cash provided by (used in) investing activities	4.3	(74.3)	0.3	—	(69.7)
Proceeds from Credit Facility	53.0	—	—	—	53.0
Repayments under Credit Facility	(15.0)	—	—	—	(15.0)
Repayments of long-term debt	(71.0)	—	—	—	(71.0)
Other	2.2	—	—	—	2.2
Cash used in financing activities	(30.8)	—	—	—	(30.8)
Change in cash and cash equivalents	(20.2)	(2.4)	(2.3)	—	(24.9)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$8.4	$139.9	$25.4	$—	$173.7

For the three months ended March 31, 2013
Statement of Cash Flows
Cash provided by operating activities	$8.4	$32.9	$0.1	$—	$41.4
Capital expenditures	(2.4)	(36.7)	—	—	(39.1)
Purchases of held-to-maturity debt securities, net	4.4	—	(5.9)	—	(1.5)
Loan receivable, net	—	—	(4.6)	—	(4.6)
Other	1.3	1.2	(0.8)	—	1.7
Cash provided by (used in) investing activities	3.3	(35.5)	(11.3)	—	(43.5)
Repayments of long-term debt	(0.8)	—	—	—	(0.8)
Proceeds from common stock options exercised	0.9	—	—	—	0.9
Other	(0.9)	—	—	—	(0.9)
Cash used in financing activities	(0.8)	—	—	—	(0.8)
Change in cash and cash equivalents	10.9	(2.6)	(11.2)	—	(2.9)
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$16.4	$70.9	$11.6	$—	$98.9
_______________________

(a)
As of March 31, 2014, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Casino One Corporation; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (ES), LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; PNK (STLH), LLC; PNK (ST. LOUIS RE), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; Ameristar Casino East Chicago, LLC; Ameristar Casino Springfield, LLC; and Ameristar Lake Charles Holdings, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $63.3 million in cash and other assets as of March 31, 2014 that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$280.2	$87.1
South segment (b)	199.9	178.8
West segment (c)	50.7	—
	530.8	265.9
Corporate and other	2.0	0.7
Total revenues	$532.8	$266.6
Adjusted EBITDA (d):
Midwest segment (a)	$90.1	$22.1
South segment (b)	64.6	47.7
West segment (c)	18.3	—
	173.0	69.8
Corporate expenses and other (e)	(19.8)	(5.0)
Consolidated Adjusted EBITDA (d)	$153.2	$64.8
Other benefits (costs):
Depreciation and amortization	(58.3)	(23.2)
Pre-opening and development costs	(3.4)	(7.6)
Non-cash share-based compensation expense	(3.2)	(1.8)
Write-downs, reserves and recoveries, net	(0.6)	(0.3)
Interest expense, net	(66.8)	(28.6)
Loss from equity method investment	—	(92.2)
Income tax benefit (expense)	(2.2)	1.1
Income (loss) from continuing operations	$18.7	$(87.8)

	For the three months ended March 31,
	2014	2013
	(in millions)
Capital expenditures:
Midwest segment	$50.5	$22.6
South segment	12.1	12.9
West segment	0.7	—
Corporate and other, including development projects and discontinued operations	4.0	3.5
	$67.3	$39.0

(a)	Our Midwest segment consists of Ameristar Council Bluffs, Ameristar East Chicago, Ameristar Kansas City, Ameristar St. Charles, Belterra, Belterra Park and River City Casino.

(b)
Our South segment consists of Ameristar Vicksburg located in Mississippi, Boomtown Bossier City located in Louisiana, Boomtown New Orleans located in Louisiana, L'Auberge Baton Rouge located in Louisiana and L'Auberge Lake Charles located in Louisiana.

(c)	Our West segment consists of Ameristar Black Hawk, Cactus Petes and the Horseshu both located in Nevada.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We own and operate 15 gaming entertainment properties, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada and Ohio. We also hold a majority interest in the racing license owner, as well as a management contract, for Retama Park Racetrack outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We aggregate into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra Casino Resort	Florence, Indiana
Belterra Park Gaming & Entertainment Center	Cincinnati, Ohio
River City Casino	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes	Jackpot, Nevada
The Horseshu	Jackpot, Nevada

We own and operate gaming entertainment properties, all of which include gaming and dining facilities, and most of which include hotel, retail and other amenities. In addition, we manage a racetrack and own and operate a poker tour. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our properties generate significant operating cash flow. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire such as the acquisition of Ameristar. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2014 and 2013. As discussed in Note 10 to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended March 31,
	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$280.2	$87.1
South segment (b)	199.9	178.8
West segment (c)	50.7	—
	530.8	265.9
Corporate and other	2.0	0.7
Total revenues	$532.8	$266.6
Adjusted EBITDA (d):
Midwest segment (a)	$90.1	$22.1
South segment (b)	64.6	47.7
West segment (c)	18.3	—
	173.0	69.8
Corporate and other (e)	(19.8)	(5.0)
Consolidated Adjusted EBITDA (d)	$153.2	$64.8
Other benefits (costs):
Depreciation and amortization	(58.3)	(23.2)
Pre-opening and development costs	(3.4)	(7.6)
Non-cash share-based compensation expense	(3.2)	(1.8)
Write-downs, reserves and recoveries, net	(0.6)	(0.3)
Interest expense, net	(66.8)	(28.6)
Loss from equity method investment	—	(92.2)
Income tax benefit (expense)	(2.2)	1.1
Income (loss) from continuing operations	$18.7	$(87.8)

(a)	Our Midwest segment consists of Ameristar Council Bluffs, Ameristar East Chicago, Ameristar Kansas City, Ameristar St. Charles, Belterra, Belterra Park and River City Casino.

(b)	Our South segment consists of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L'Auberge Baton Rouge and L'Auberge Lake Charles.

(c)	Our West segment consists of Ameristar Black Hawk, Cactus Petes and the Horseshu.

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

Change to Corporate Expense Accounting Methodology

Beginning in the third quarter of 2013, we changed the methodology used to allocate corporate expenses to our reportable segments. Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property. Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property. Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA and the related margin for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA.

Consolidated Overview

In the 2014 first quarter, consolidated income from continuing operations was $18.7 million, consolidated revenues increased by $266.2 million, or 99.8% year over year to $532.8 million, and Consolidated Adjusted EBITDA was $153.2 million, an increase of $88.4 million, or 136.4%, year over year. The first quarter of 2014 results reflect revenues of $279.9 million and Adjusted EBITDA of $101.3 million from the operations of the acquired Ameristar properties.

Segment comparison of the three months ended March 31, 2014 and 2013

Midwest Segment

	For the three months ended March 31,		Percentage change
	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$256.5	$78.4	227.2%
Total revenues	280.2	87.1	221.7%
Operating income	56.3	13.3	323.3%
Adjusted EBITDA	90.1	22.1	307.7%
In the Midwest segment, revenues increased by $193.1 million or 221.7% year over year to $280.2 million in the 2014 first quarter. Adjusted EBITDA increased by $68.0 million or 307.7% to $90.1 million. Adjusted EBITDA margin was 32.2%, an increase of 680 basis points year over year. The addition of Ameristar properties contributed $199.8 million to Midwest segment net revenues in the 2014 first quarter.
In the 2014 first quarter, Midwest segment results were negatively affected by a significant increase in winter weather days that reduced visitation to its properties, particularly in January and February, as well as a generally challenging revenue environment due to persistent macroeconomic softness. Operational efficiencies and cost controls limited the impact of revenue softness on Adjusted EBITDA performance. Belterra experienced year over year declines in its key metrics as a result of a new competitor in Cincinnati, Ohio. However, efficiencies and cost controls permitted margins at the property to remain unchanged year over year.
South Segment

	For the three months ended March 31,		Percentage change
	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$180.9	$161.8	11.8%
Total revenues	199.9	178.8	11.8%
Operating income	44.7	33.7	32.6%
Adjusted EBITDA	64.6	47.7	35.4%
In the South segment, revenues increased by $21.1 million or 11.8% year over year to $199.9 million in the 2014 first quarter. Adjusted EBITDA increased by $16.9 million or 35.4% to $64.6 million. Adjusted EBITDA margin was 32.3%, an increase of 560 basis points year over year. The addition of Ameristar Vicksburg contributed $29.4 million to South segment net revenues in the 2014 first quarter.
In the 2014 first quarter, South segment results were driven by strong revenue and cash flow performance at the Company's L'Auberge Lake Charles and L'Auberge Baton Rouge properties. Lake Charles delivered solid Adjusted EBITDA and Adjusted EBITDA margin growth in the 2014 first quarter through a combination of strong regional demand trends and cost efficiencies. L'Auberge Baton Rouge continued to ramp up its revenue in the Baton Rouge gaming market and increase its high end regional gaming volume. Adjusted EBITDA and Adjusted EBITDA margin were positively impacted by the performance of L'Auberge Baton Rouge, driven by cost and marketing efficiencies and revenue growth. Boomtown Bossier continues to be negatively impacted by the addition of a new competitor in the Bossier City/Shreveport gaming market in June 2013.

West Segment

	For the three months ended March 31,		Percentage change
	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$42.7	$—	NM
Total revenues	50.7	—	NM
Operating income	11.3	—	NM
Adjusted EBITDA	18.3	—	NM
NM — Not Meaningful

West segment revenues were $50.7 million in the 2014 first quarter, and Adjusted EBITDA was $18.3 million. Adjusted EBITDA margin was 36.1%. Ameristar properties comprised 100% of West segment revenues in the 2014 first quarter.

Other factors affecting income (loss) from continuing operations
The following is a description of the other costs and benefits affecting income (loss) from continuing operations for the three months ended March 31, 2014 and 2013, respectively:

	For the three months ended March 31,		Percentage change
	2014	2013	2014 vs. 2013
	(in millions)
Other (costs) benefits:
Corporate expenses and other	$(19.8)	$(5.0)	296.0%
Depreciation and amortization	(58.3)	(23.2)	151.3%
Pre-opening and development costs	(3.4)	(7.6)	(55.3)%
Share-based compensation expense	(3.2)	(1.8)	77.8%
Write-downs, reserves and recoveries, net	(0.6)	(0.3)	100.0%
Loss from equity method investment	—	(92.2)	(100.0)%
Interest expense, net	(66.8)	(28.6)	133.6%
Income tax benefit (expense)	(2.2)	1.1	(300.0)%
NM — Not Meaningful

Corporate expenses and other, which is principally comprised of corporate overhead expenses, the Heartland Poker Tour and the Retama Park management operations, increased by $14.8 million year over year to $19.8 million for the three months ended March 31, 2014. The year over year increase in corporate overhead expenses in the 2014 first quarter was driven by the acquisition of Ameristar and due to the change in allocation methodology for corporate expenses implemented in the 2013 third quarter. The increase in corporate overhead was partially offset by the realization of synergies from the Ameristar merger and integration.

Depreciation and amortization expense increased for the three months ended March 31, 2014, as compared to the prior-year periods due to the acquisition of Ameristar.

Pre-opening and development costs for the three months ended March 31, 2014 and 2013 consists of the following:

	For the three months ended March 31,
	2014	2013
	(in millions)
Ameristar acquisition	$0.5	$6.8
Belterra Park	2.7	0.2
Other	0.2	0.6
Total pre-opening and development costs	$3.4	$7.6
Share-based compensation expense for the three months ending March 31, 2014 increased primarily due to new stock awards to employees associated with the Ameristar transaction.
Write-downs, reserves and recoveries consist of $0.6 million and $0.3 million in losses during the three months ended March 31, 2014 and 2013, respectively, related to the disposal of slot and other equipment at our properties in the normal course of business.
Interest expense consists of the following:

	For the three months ended March 31,
	2014	2013
	(in millions)
Interest expense	$68.6	$29.1
Interest income	(0.2)	(0.1)
Capitalized interest	(1.6)	(0.4)
Total interest expense, net	$66.8	$28.6

The increase in gross interest expense is attributable to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The increase in capitalized interest in the 2014 first quarter is attributable to interest expense capitalization on our Belterra Park development.

Loss on equity method investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. ("ACDL"). During the first quarter of 2013, we recorded an other-than-temporary impairment of approximately $92.2 million, fully impairing the remaining asset carrying value of our investment in ACDL.
Income taxes: Our effective tax rate for continuing operations for the three months ended March 31, 2014 was 10.5%, or an expense of $2.2 million, as compared to an effective tax rate of (1.2)%, or benefit of $1.1 million for the corresponding prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdiction of Indiana, Louisiana and the city jurisdictions of Missouri where we have no valuation allowance.
Discontinued operations: Discontinued operations consists of disposal groups classified as held for sale and measured at the lower of its carrying value or the fair value less cost to sell.
Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. (“Tropicana”), to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. In April 2014, we completed the sale of the ownership interests in these subsidiaries for cash consideration of $260 million, subject to certain net working capital and other adjustments. During the first quarter of 2014, we recorded an impairment charge totaling $4.7 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which is developing the Ameristar Lake Charles development project.

In November 2013, we closed the sale of the equity interests of Ameristar Lake Charles. At closing, we received approximately $180 million in cash that excludes $35 million of deferred consideration, of which $25 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10 million is in the form of a note receivable from the buyer due in July 2016. In April 2014, the Louisiana Gaming Control Board approved a resolution releasing us from the requirement to hold the aforementioned $25 million of restricted cash.

Boomtown Reno: We continue to hold approximately 810 acres of remaining excess land surrounding Boomtown Reno as a discontinued operation. Other than minimal costs associated with the remaining excess land, we expect no material financial impact from the Boomtown Reno operations.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar Casinos, Inc. in January 2012 as the site of a possible future casino resort. During the first quarter, we entered into an option agreement to sell this land.

Total discontinued operations: Revenues and net loss from discontinued operations are summarized as follows:

	For the three months ended March 31,
	2014	2013
	(in millions)
Revenues	$41.0	$46.2
Operating income	0.3	4.1
Income tax expense	—	(1.7)
Income from discontinued operations, net of taxes	$0.3	$2.4
Net assets for entities and operations included in discontinued operations are summarized as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$271.3	$275.3
Other assets, net	50.8	47.2
Total assets	$322.1	$322.5
Liabilities:
Total liabilities	$18.9	$26.1
Net assets	$303.2	$296.4

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we held $162.7 million of cash and cash equivalents and $5.7 million of restricted cash. As of March 31, 2014, we had approximately $531.6 million drawn on our $1.0 billion revolving credit facility and had approximately $12.9 million committed under various letters of credit.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in our amended and restated credit agreement and the indentures governing our senior subordinated notes and senior notes.

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2014	2013	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$75.7	$41.4	82.9%
Net cash used in investing activities	$(69.7)	$(43.5)	60.2%
Net cash used in financing activities	$(30.8)	$(0.8)	NM
NM — Not Meaningful
Operating Cash Flow
Our cash provided by operating activities increased for the three months ended March 31, 2014, as compared to the prior-year period, as a result of the August 2013 acquisition of Ameristar.
Investing Cash Flow

The following is a summary of our capital expenditures by segment or development project:

	For the three months ended March 31,
	2014	2013
	(in millions)
Midwest segment	$50.5	$22.6
South segment	12.1	12.9
West segment	0.7	—
Other	4.0	3.5
Total capital expenditures	$67.3	$39.0

We recently completed our River City expansion project, which includes a parking garage, a multi-purpose event center and a 200-guestroom hotel.

We have a guaranteed maximum price agreement of $119.6 million with the general contractor for Belterra Park. As of March 31, 2014, we have spent approximately $144.5 million of the $209 million budget, excluding land and capitalized interest costs.

We commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property. As of March 31, 2013, we have spent approximately $11.4 million to date of the $20 million budget, excluding land and capitalized interest costs.

During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of March 31, 2014, we spent approximately $32.6 million of the $46.3 million budget. The first phase was completed in April 2013, and we began the second phase in September 2013, which is expected to be completed in the first half of 2014.

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

Our ability to borrow under our Credit Facility is contingent upon, among other things, meeting customary financial and other covenants. If we are unable to borrow under our Credit Facility, or if our operating results are adversely affected because of a reduction in consumer spending, or for any other reason, our ability to maintain our existing properties or complete our ongoing projects may be affected unless we sell assets, enter into leasing arrangements, or take other measures to find additional financial resources. There is no certainty that we will be able to do so on terms that are favorable to the Company or at all.

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
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of March 31, 2014, we had approximately $531.6 million borrowed under the $1 billion revolving credit facility and approximately $12.9 million committed under various letters of credit under our Credit Facility. The Credit Facility was entered into in connection with the merger with Ameristar (the "Merger") and replaced our Fourth Amended and Restated Credit Agreement, as amended.

Since completing the Ameristar acquisition, the Company has retired approximately $660 million of aggregate principal amount of term loans through April 2014, including the remaining aggregate principal outstanding of Tranche B-1 term loans, for a net total debt principal reduction of approximately $435 million after giving effect to incremental revolving credit facility drawings during that time period. Among other sources, proceeds from the sale of Ameristar Lake Charles in November 2013, proceeds from the sale of the Lumiére Place Casino and Hotels in April 2014 and $25 million in proceeds from the April 2014 Louisiana Gaming Control Board resolution relieving us of the requirement to hold restricted cash in connection with the Golden Nugget Lake Charles development were used to repay aggregate principal amounts outstanding on our term loans.

Subject to acceleration and mandatory pre-payment provisions in the Credit Facility, the outstanding loans are due to be paid as follows: (i) the revolving credit loans are due and payable in full on August 13, 2018; and (ii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided, that such date shall be accelerated to November 15, 2019, if any portion of our 8.75% Senior Subordinated Notes due 2020 are outstanding on November 19, 2019.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of March 31, 2014, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 8.00 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.50 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until December 31, 2017. As of March 31, 2014, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $63.3 million in total assets as of March 31, 2014, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of March 31, 2014, we had outstanding $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), $850 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), and $1.040 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”).

6.375% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850 million of 6.375% Notes, which offering was done by PNK Finance Corp., a wholly-owned unrestricted subsidiary of Pinnacle under the Company's indentures and Credit Facility. The 6.375% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended ("Securities Act"), at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, net proceeds from the offering were approximately $835 million. We used the net proceeds from the offering together with the proceeds from our Credit Facility (which is described above), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% Senior Unsecured Notes due 2017 and provide working capital and funds for general corporate purposes.

In connection with the offering of the 6.375% Notes, we filed a Registration Statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act"), in April 2014 to exchange the 6.375% Notes for a new issue of substantially identical notes registered under the Securities Act. The Securities and Exchange Commission has declared effective the Registration Statement on Form S-4. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears in cash on February 1 and August 1, commencing on February 1, 2014. The 6.375% Notes will mature on August 1, 2021.

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

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indenture governing the 7.50% Notes, among other baskets, we are permitted to incur the greater of $1.8 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $100 million or 5% of Consolidated Net Tangible Assets (as defined in the 7.50% Indenture). Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) was above 2.0 to 1.0 as of March 31, 2014.

As part of the consent solicitation in connection with the 7.50% Notes, we agreed to certain amendments to the indenture governing the 7.50% Notes that have the effect of reducing our capacity to make payments on subordinated obligations, make dividends or distributions and repurchase stock, make investments and make other restricted payments from and after the closing of the Ameristar transaction. In particular, the amendments reduce the restricted payment capacity based on Consolidated Net Income (as defined in the indenture) to zero effective immediately after the effective time of the Ameristar transaction and the general restricted payment basket to $75 million from $150 million under the indenture governing the 7.50% Notes. We also obtained the consent from holders of the 7.50% Notes to amend the indenture to provide that to the extent that the net proceeds of the sale of the Ameristar Lake Charles development and Lumiére Place Casino and Hotels are used to repay indebtedness under our Credit Facility, such repayment will reduce dollar-for-dollar the $1.8 billion threshold amount only but not the 3.50x Consolidated EBITDA threshold amount, in determining the amount of indebtedness permitted to be incurred under our Credit Facility pursuant to the indenture governing the 7.50% Notes.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended March 31, 2014 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no newly identified critical accounting policies and estimates in the first quarter of 2014, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, Form 10-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the expected synergies, cost savings and benefits of the Ameristar transaction, including the expected accretive effect of the transaction on the Company’s financial results and profit, the anticipated benefits of geographic diversity that would result from the Ameristar transaction and the expected results of Ameristar’s gaming properties, prospective performance and opportunities, the budgets, completion and opening schedules of the Company’s various projects, the facilities, features and amenities of the Company’s various projects, the ability of the Company to sell or otherwise dispose of discontinued operations, the Company's anticipated future capital expenditures, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of its L'Auberge Baton Rouge property, the Company's ability to improve operations and performance at Boomtown New Orleans, and the ability of ACDL to operate the property, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this quarterly report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	our business is particularly sensitive to reductions in consumers' discretionary spending as a result of any downturns in the economy or other changes we cannot accurately predict;

•
the gaming industry is competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own properties or through Native American gaming facilities and Internet gaming, could adversely affect our financial results;

•	we face risks associated with growth and acquisitions;

•
we expect to incur substantial expenses related to the integration of Ameristar’s business into our business and our future results could suffer if we cannot effectively manage the expanded operations following the transaction;

•	we have significantly more debt after the Ameristar acquisition than we historically had and we may not be able to service the debt or obtain adequate financing to execute our operating strategy;

•	we may experience an impairment of its goodwill which could adversely affect our financial condition and results of operations;

•
our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations;

•	our indebtedness imposes restrictive covenants on us;

•
to service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and our ability to obtain additional financing on commercially reasonable terms may be limited;

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

•
we derive a large portion of our revenues from our casinos located in Louisiana and Missouri and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons;

•
we are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;

•	our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	potential changes in the regulatory environment could harm our business, including legislation prohibiting tobacco smoking;

•
our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left the Company;

•
we face many other risks associated with our minority interest investment in ACDL, such as Ho Tram Project Company Limited's ability to operate the property, and business and regulatory risks, among other risks, inherent in investing in an entity conducting gaming operations in Vietnam;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the "Risk Factors" and the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections contained in this Quarterly Report on Form 10-Q, as well as the "Risk Factors" and "Management Discussion and Analysis of Financial Condition and Results of Operations" sections contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2014, we had approximately $12.9 million committed under various letters of credit under our Credit Facility and approximately $531.6 million borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of March 31, 2014. In addition, we had $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans under our Credit Facility. As of March 31, 2014, we had approximately $1.2 billion outstanding under these term loans. The term loans bear interest at a LIBOR rate plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio.
As of March 31, 2014, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease approximately $0.5 million, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $7.3 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2014. At March 31, 2014, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$531,618	$—	$531,618	$528,482
Interest Rate	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%
Term B1 Loan	$3,750	$5,000	$125,037	$—	$—	$—	$133,787	$134,335
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
Term B2 Loan	$8,250	$11,000	$11,000	$11,000	$11,000	$1,039,500	$1,091,750	$1,092,405
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$888,250
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	—
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,136,200
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$349,375
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$382,375
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$4	$6	$7	$8	$8	$60	$93	$93
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2014. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The following is a material development to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading “Legal Proceedings” and which reference should be made.

FTC Litigation: On May 28, 2013, the U.S. Federal Trade Commission (the “FTC”) filed a civil administrative complaint alleging that the merger with Ameristar Casinos, Inc. would reduce competition and lead to higher prices and lower quality for customers in the St. Louis, Missouri and Lake Charles, Louisiana areas in violation of U.S. antitrust law.

We negotiated a consent order with the Bureau of Competition Staff that permitted us to complete the merger subject to any divestitures and other terms and conditions specified in the consent order. The consent order was approved by a vote of the FTC. Pursuant to the consent order, we were required to sell Ameristar’s casino hotel development project in Lake Charles, Louisiana and Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri (collectively, the "Lumiére Place Casino and Hotels").

On July 24, 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which was developing the Ameristar Lake Charles development project. On November 22, 2013, we closed the sale of the equity interests of Ameristar Lake Charles.

On August 16, 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino and Hotels. On April 1, 2014, we closed the sale of Lumiére Place Casino and Hotels.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).

2.2
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).†

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

10.1
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.2
Second Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of January 17, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. is hereby incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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
†
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 12, 2014	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).

2.2
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).†

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

10.1
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.2
Second Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of January 17, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. is hereby incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i)unaudited Condensed Consolidated Statements of Operations;
(ii)unaudited Condensed Consolidated Statements of Comprehensive Income (Loss);
(iii)unaudited Condensed Consolidated Balance Sheets;
(iv)unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity;
(v)unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)    Notes to unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.