Form 10-Q
period 2014-06-30
PINNACLE ENTERTAINMENT INC.
filed 2014-08-11
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on August 8, 2014, the number of outstanding shares of the registrant’s common stock was 59,792,212.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Gaming	$493,281	$235,829	$973,421	$476,026
Food and beverage	30,356	14,597	57,969	27,536
Lodging	13,802	6,074	24,592	10,832
Retail, entertainment and other	17,751	10,757	31,977	19,480
Total revenues	555,190	267,257	1,087,959	533,874
Expenses and other costs:
Gaming	266,604	135,088	514,598	270,833
Food and beverage	28,199	12,491	52,911	23,949
Lodging	6,465	3,180	11,594	6,149
Retail, entertainment and other	6,688	5,618	11,264	9,328
General and administrative	112,148	51,438	212,415	101,239
Depreciation and amortization	58,773	22,496	117,084	45,655
Pre-opening and development costs	6,907	17,212	10,319	24,765
Write-downs, reserves and recoveries, net	2,579	1,827	3,224	2,129
Total expenses and other costs	488,363	249,350	933,409	484,047
Operating income	66,827	17,907	154,550	49,827
Interest expense, net	(62,003)	(28,327)	(128,792)	(56,920)
Loss on early extinguishment of debt	(8,234)	—	(8,234)	—
Loss from equity method investments	—	—	—	(92,181)
Income (loss) from continuing operations before income taxes	(3,410)	(10,420)	17,524	(99,274)
Income tax (expense) benefit	1,093	3,320	(1,097)	4,388
Income (loss) from continuing operations	(2,317)	(7,100)	16,427	(94,886)
Income from discontinued operations, net of income taxes	26	1,993	325	4,388
Net income (loss)	(2,291)	(5,107)	16,752	(90,498)
Net loss attributable to non-controlling interest	(32)	(25)	(36)	(25)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(2,259)	$(5,082)	$16,788	$(90,473)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.04)	$(0.12)	$0.28	$(1.62)
Income from discontinued operations, net of income taxes	—	0.03	—	0.07
Net income (loss) per common share—basic	$(0.04)	$(0.09)	$0.28	$(1.55)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.04)	$(0.12)	$0.27	$(1.62)
Income from discontinued operations, net of income taxes	—	0.03	—	0.07
Net income (loss) per common share—diluted	$(0.04)	$(0.09)	$0.27	$(1.55)
Number of shares—basic	59,593	58,523	59,429	58,431
Number of shares—diluted	59,593	58,523	61,328	58,431
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(2,291)	$(5,107)	$16,752	$(90,498)
Comprehensive income (loss)	(2,291)	(5,107)	16,752	(90,498)
Comprehensive loss attributable to non-controlling interest	(32)	(25)	(36)	(25)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$(2,259)	$(5,082)	$16,788	$(90,473)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,662	$191,938
Accounts receivable, net of allowance for doubtful accounts of $5,249 and $5,178	29,524	33,569
Inventories	8,265	8,193
Income tax receivable, net	18,456	17,397
Prepaid expenses and other assets	38,242	20,871
Deferred income taxes	7,662	7,662
Assets of discontinued operations held for sale	25,596	322,548
Total current assets	294,407	602,178
Restricted cash	5,667	11,592
Land, buildings, vessels and equipment, net	3,068,828	3,036,515
Goodwill	919,282	919,282
Equity method investments	2,000	1,975
Intangible assets, net	539,761	500,084
Other assets, net	84,426	87,800
Total assets	$4,914,371	$5,159,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,496	$69,036
Accrued interest	49,739	49,318
Accrued compensation	66,605	77,322
Accrued taxes	47,092	38,348
Other accrued liabilities	124,962	96,273
Current portion of long-term debt	11,006	16,006
Liabilities of discontinued operations held for sale	4,346	26,103
Total current liabilities	354,246	372,406
Long-term debt less current portion	4,098,556	4,364,045
Other long-term liabilities	39,524	31,321
Deferred income taxes	167,381	166,484
Total liabilities	4,659,707	4,934,256
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 59,773,212 and 59,197,606 shares outstanding, net of treasury shares	6,615	6,557
Additional paid-in capital	1,088,580	1,075,896
Accumulated deficit	(781,261)	(798,049)
Accumulated other comprehensive income	390	390
Treasury stock, at cost, 6,374,882 of treasury shares	(71,090)	(71,090)
Total Pinnacle stockholders' equity	243,234	213,704
Non-controlling interest	11,430	11,466
Total stockholders' equity	254,664	225,170
Total liabilities and stockholders' equity	$4,914,371	$5,159,426
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2014	59,198	$6,557	$1,075,896	$(798,049)	$390	$(71,090)	$213,704	$11,466	$225,170
Net income	—	—	—	16,788	—	—	16,788	(36)	16,752
Share-based compensation	—	—	8,630	—	—	—	8,630	—	8,630
Common stock issuance and option exercises	314	31	4,016	—	—	—	4,047	—	4,047
Share issuance	261	27	38	—	—	—	65	—	65
Balance as of June 30, 2014	59,773	$6,615	$1,088,580	$(781,261)	$390	$(71,090)	$243,234	$11,430	$254,664

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$16,752	$(90,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,084	55,137
Loss on disposal of assets	308	1,253
Loss from equity method investments	—	92,181
Loss on early extinguishment of debt	8,234	—
Impairment of buildings, vessels and equipment	4,708	—
Amortization of debt issuance costs and debt discounts	6,330	3,351
Share-based compensation expense	8,630	5,421
Changes in operating assets and liabilities:
Receivables, net	2,302	518
Prepaid expenses and other	(20,237)	(8,168)
Accounts payable, accrued expenses and other	(9,797)	17,360
Net cash provided by operating activities	134,314	76,555
Cash flows from investing activities:
Capital expenditures	(149,746)	(106,389)
Net proceeds from sale of discontinued operations	252,329	—
Equity method investments, inclusive of capitalized interest	(25)	(2,298)
Purchase of held-to-maturity debt securities	—	(5,853)
Proceeds from matured investments	—	4,428
Proceeds from sale of property and equipment	98	298
Purchase of intangible assets	(25,000)	—
Proceeds from non-refundable deposit	—	2,550
Escrow refund	25,000	—
Loans receivable, net	543	(4,586)
Restricted cash	5,925	—
Net cash provided by (used in) investing activities	109,124	(111,850)
Cash flows from financing activities:
Proceeds from Credit Facility	194,300	50,000
Repayments under Credit Facility	(473,309)	(30,000)
Repayments of long-term debt	—	(1,625)
Proceeds from common stock options exercised, net	4,060	2,288
Distribution to non-controlling interest minority owner	—	(911)
Debt issuance and other financing costs	(402)	(16)
Net cash provided by (used in) financing activities	(275,351)	19,736
Change in cash and cash equivalents	(31,913)	(15,559)
Cash and cash equivalents at the beginning of the period	198,575	101,792
Cash and cash equivalents at the end of the period	$166,662	$86,233

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$122,132	$53,832
Cash payments (refund) related to income taxes, net	(2,108)	2,227
Decrease in construction-related deposits and liabilities	(9,521)	(16,047)
Increase in accrued liabilities associated with recognized intangible asset	(25,000)	—

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

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio
River City	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes	Jackpot, Nevada
Horseshu	Jackpot, Nevada

We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and included the related results of operations in discontinued operations. The operating results of Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively the "Lumière Place Casino and Hotels") have been reclassified as discontinued operations. In April 2014, we completed the sale of the ownership interests in the Lumière Place Casino and Hotels and received net cash proceeds of $252.3 million, net of approximately $11.0 million in cash acquired by the buyer, subject to a net working capital adjustment. For further information, see Note 7, Discontinued Operations. The unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2013.

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
As of June 30, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—
As of December 31, 2013
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of June 30, 2014	(in millions)
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$10.7	$17.6	$—	$17.6	$—
Liabilities:
Long-term debt	$4,109.5	$4,272.3	$—	$4,272.3	$—
As of December 31, 2013
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.5	$16.5	$—	$16.5	$—
Liabilities:
Long-term debt	$4,380.1	$4,511.9	$—	$4,511.9	$—

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

The estimated fair values of our long-term debt includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loan were based on Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2014 and December 31, 2013.

The fair values of our short term financial instruments approximate the carrying values due to their short term nature.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.7 million at June 30, 2014. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

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

The following table presents a summary of our land, buildings, vessels and equipment:

	June 30, 2014	December 31, 2013
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$391.7	$391.7
Buildings, vessels and improvements	2,633.6	2,492.2
Furniture, fixtures and equipment	691.7	633.1
Construction in progress	109.4	175.6
Land, buildings, vessels and equipment, gross	3,826.4	3,692.6
Less: accumulated depreciation	(757.6)	(656.1)
Land, buildings, vessels and equipment, net	$3,068.8	$3,036.5

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

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a qualitative and/or quantitative fair-value-based test. There were no impairments to goodwill or intangible assets recognized during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, we recorded a $50.0 million intangible asset related to Belterra Park's video lottery terminal ("VLT") license. Such amount is included in "Intangible assets, net" in our unaudited Condensed Consolidated Balance Sheet. As of June 30, 2014, we have made payments of $25.0 million for Belterra Park's VLT license and have accrued $25.0 million for the remaining amount due in 2015. Such amount is included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheet.
Customer Loyalty Programs: We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At June 30, 2014 and December 31, 2013, we had accrued $32.7 million and $18.9 million, respectively, for the estimated cost of providing mychoice benefits. As of December 31, 2013, we had accrued $12.8 million for the estimated cost of providing benefits under Ameristar Casinos, Inc. ("Ameristar") customer loyalty program. In April 2014, we expanded the mychoice loyalty program to all Ameristar properties as part of the integration of the Ameristar properties, and now we offer benefits solely through the mychoice customer loyalty program. The accrual increased in 2014 primarily as a result of the addition of customer loyalty program members associated with the Ameristar properties. Such amounts are included in "Other accrued liabilities" in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Food and beverage	$33.7	$17.2	$66.9	$33.6
Lodging	15.1	7.5	31.1	14.4
Other	4.4	2.9	8.2	5.6
Total promotional allowances	$53.2	$27.6	$106.2	$53.6

The cost to provide such complimentary benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Promotional allowance costs included in gaming expense	$39.3	$20.0	$77.4	$40.4

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations, which were as follow:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Gaming taxes	$141.5	$68.7	$274.3	$138.8
Pre-opening and Development Costs: Pre-opening and development costs are expensed as incurred. Pre-opening and development costs consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Ameristar acquisition (1)	$2.0	$16.6	$2.4	$23.3
Belterra Park (2)	4.7	0.1	7.4	0.3
Other	0.2	0.5	0.5	1.2
Total pre-opening and development costs	$6.9	$17.2	$10.3	$24.8

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(2)	Belterra Park opened on May 1, 2014.

Earnings per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as in-the-money stock options and restricted stocks units. Out-of-money stock options were excluded from calculation of diluted earnings per share because including them would have been anti-dilutive, and totaled 1.4 million and 1.3 million shares for the three and six months ended June 30, 2014.

For the three months ended June 30, 2014 and for the three and six months ended June 30, 2013, we recorded losses from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for the period. For the three months ended June 30, 2014 and for the three and six months ended June 30, 2013, securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share amounted to 1.9 million, 1.6 million and 1.4 million shares, respectively.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. In addition, prior year amounts have been adjusted for reclassification of the Lumière Place Casino and Hotels from continuing operations to discontinued operations and Note 10, Segment Information, has been recast to reflect our current reporting segment presentation. These reclassifications had no effect on the previously reported net losses.

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

In April 2014, the FASB issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale. This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

In June 2014, the FASB issued an accounting standard update with respect to performance share awards. This accounting standard update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

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

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$573.6	$—	$573.6
Term B1 Loans due 2016	—	—	—
Term B2 Loans due 2020	937.5	(23.9)	913.6
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	57.2	1,097.2
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	4,076.2	33.3	4,109.5
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$4,065.2	$33.3	$4,098.5

	December 31, 2013
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$493.6	$—	$493.6
Term B1 Loans due 2016	202.0	(7.7)	194.3
Term B2 Loans due 2020	1,094.5	(26.0)	1,068.5
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	58.6	1,098.5
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	4,355.2	24.9	4,380.1
Less current maturities	(16.0)	—	(16.0)
Total long-term debt	$4,339.2	$24.9	$4,364.1

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of June 30, 2014, we fully repaid the outstanding principal balances of our Tranche B-1 term loans and had approximately $573.6 million drawn under the revolving credit facility. Additionally, we had approximately $12.7 million committed under letters of credit. The Credit Facility was entered into in connection with our acquisition of Ameristar. The outstanding principal on the Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

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

Loss on early extinguishment of debt: During the second quarter of 2014, we incurred a $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write off of previously unamortized debt issuance costs and original issuance discount costs.
Interest expense, net of capitalized interest and interest income was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest expense	$62.9	$29.2	$131.5	$58.3
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Capitalized interest	(0.8)	(0.8)	(2.5)	(1.2)
Interest expense, net	$62.0	$28.3	$128.8	$56.9

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The increase in capitalized interest for the six months ended June 30, 2014 is attributable to interest expense capitalization on our recently completed Belterra Park development and a hotel tower development at our Boomtown New Orleans property, which is currently expected to open by the end of 2014.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and six months ended June 30, 2014 was 32.1%, or a benefit of $1.1 million, and 6.3% or an expense of $1.1 million, respectively, as compared to an effective tax rate of 31.9%, or a benefit of $3.3 million, and 4.4% or a benefit of $4.4 million, respectively, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the three and six months ended June 30, 2014 included a tax benefit from the release of

$3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns during the second quarter of 2014. Our state tax provision represents taxes in the jurisdiction of Indiana, Louisiana and the city jurisdictions in Missouri where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of June 30, 2014, we had approximately 7.1 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below. In addition, we had approximately 1.4 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Share-based compensation expense	$5.5	$3.4	$8.7	$5.2

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2014	5,509,246	$14.01
Granted	711,380	$23.47
Exercised	(302,078)	$13.03
Canceled or forfeited	(218,950)	$18.07
Options outstanding at June 30, 2014	5,699,598	$15.11
Options exercisable at June 30, 2014	3,016,460	$12.46
Expected to vest after June 30, 2014	2,041,655	$18.43

The unamortized compensation costs not yet expensed related to stock options totaled approximately $19.8 million at June 30, 2014 and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $4.1 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the six months ended June 30,
	2014	2013
Weighted-average grant date fair value	$9.08	$9.94
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2014	629,518	$20.11
Granted	424,678	$23.60
Vested	(120,638)	$18.65
Canceled or forfeited	(62,190)	$21.93
Unvested shares at June 30, 2014	871,368	$22.08

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $17.2 million at June 30, 2014 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2014	431,858	$22.79
Granted	123,283	$26.50
Canceled or forfeited	—	$—
Unvested shares at June 30, 2014	555,141	$23.61

Note 5—Write-downs, reserves and recoveries, net

Net write-downs, reserves and recoveries consist of $2.6 million and $3.2 million in losses during the three and six months ended June 30, 2014, respectively. The losses related to a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters recognized during the second quarter of 2014, offset by gains during the three months ended June 30, 2014, and net losses from the disposal of slot and other equipment at our properties in the normal course of business during the six months ended June 30, 2014. During the three and six months ended June 30, 2013, we recognized net losses of $1.8 million and $2.1 million, respectively, related primarily to a $1.1 million second quarter impairment charge on our Sales Tax Anticipation Revenue ("STAR") bonds, issued by Reno, Nevada and the disposal of slot and other equipment at our properties in the normal course of business.

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
$1,841,256

We are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill, of which $176.9 million is deductible for tax purposes. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ameristar. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Management finalized its valuation analysis during the second quarter of 2014.

The following table reflects the allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$152,165
Property and equipment	1,783,735
Goodwill	860,805
Intangible assets	524,200
Other non-current assets	39,496
Total assets	$3,360,401

Current liabilities	179,493
Deferred tax liabilities	218,646
Other long-term liabilities	8,109
Debt	1,112,897
Total liabilities	1,519,145
Net assets acquired	$1,841,256

Of the $860.8 million of goodwill, approximately $551.1 million has been assigned to the Midwest reporting segment, approximately $231.5 million has been assigned to the South reporting segment, and approximately $78.2 million has been assigned to the West reporting segment.

The following table summarizes the acquired property and equipment.

As Recorded at Fair Value
(in thousands)
Land and land improvements	$162,770
Buildings, vessels and improvements	1,308,151
Furniture, fixtures and equipment	158,999
Construction in progress (a)	153,815
Total property and equipment acquired	$1,783,735

(a)
Included in acquired construction in progress were the assets of the Ameristar Casino Resort Spa Lake Charles development. These assets were sold in November 2013. See Note 7, Discontinued Operations, for further detail.

The following table summarizes the acquired intangible assets.

As Recorded at Fair Value
(in thousands)
Trade names	$187,000
Gaming licenses	258,800
Player relationships	74,000
Favorable leasehold interests	4,400
Total intangible assets acquired	$524,200

ACDL Investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. ("ACDL"). During 2013, we recorded impairments of approximately $94.0 million, of which $92.2 million was recognized during the six months ended June 30, 2013, fully impairing the remaining asset carrying value of our investments in ACDL. We have discontinued accounting for our investment in ACDL under the equity method and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Equity Method Investment: As of June 30, 2014, we have invested $2.0 million in Farmworks, a land re-utilization project in downtown St. Louis, included in "Equity method investment" in our unaudited Condensed Consolidated Balance Sheet. This investment is accounted for under the equity method.

Retama Park Racetrack: On January 29, 2013, we acquired 75.5% of the equity of Pinnacle Retama Partners, LLC ("PRP"). The acquisition of the equity was accounted for as a business combination. The purchase price for the equity was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair value of the assets acquired recorded as goodwill. The purchase price allocation includes goodwill of $3.3 million and other intangibles of $5.0 million.

As of June 30, 2014, PRP held $10.7 million in promissory notes issued by Retama Development Corporation ("RDC"), a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheets. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of June 30, 2014, we held, at amortized cost, $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in "Other Assets, net" in our unaudited Condensed Consolidated Balance Sheets. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

Note 7—Discontinued Operations

Discontinued operations consists of disposal groups classified as held for sale and measured at the lower of their carrying values or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, Summary of Significant Accounting Policies.

Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. (“Tropicana”), to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. In April 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $252.3 million, net of approximately $11.0 million in cash acquired by the buyer, subject to a net working capital adjustment. In July 2014, we agreed to a final working capital adjustment in which we refunded approximately $2.0 million in cash proceeds back to the buyer.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of Ameristar
Casino Lake Charles, LLC ("Ameristar Lake Charles"), which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of Ameristar Lake Charles. At closing, we received approximately $180.0 million in cash that excludes $35.0 million of deferred consideration, of which $25.0 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10.0 million is in the form of a note receivable from the buyer, due in July 2016. In April 2014, the Louisiana Gaming Control Board approved a resolution releasing us from the requirement to hold the $25.0 million of restricted cash.

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

Total discontinued operations: Revenues and net loss from discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended, June 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$48.8	$41.0	$95.0
Income (loss) before income taxes	(0.1)	5.1	0.2	9.2
Income tax benefit (expense)	0.1	(3.1)	0.1	(4.8)
Income from discontinued operations, net of taxes	$—	$2.0	$0.3	$4.4
Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$13.0	$275.3
Other assets, net	12.6	47.2
Total assets	$25.6	$322.5
Liabilities:
Total liabilities	$4.3	$26.1
Net assets	$21.3	$296.4

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

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At June 30, 2014 and December 31, 2013, we had total self-insurance accruals of $21.7 million and $26.2 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. In August 2013, we filed a Motion for Partial

Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were held at the Indiana Tax Court regarding our motion for summary judgment.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $62.7 million in cash and other assets as of June 30, 2014, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Our subsidiary that owns our equity interest in Retama Park Racetrack does not guarantee our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2014
Statement of Operations
Revenues:
Gaming	$—	$493.3	$—	$—	$493.3
Food and beverage	—	30.4	—	—	30.4
Lodging	—	13.8	—	—	13.8
Retail, entertainment and other	—	17.7	—	—	17.7
	—	555.2	—	—	555.2
Expenses:
Gaming	—	266.6	—	—	266.6
Food and beverage	—	28.2	—	—	28.2
Lodging	—	6.5	—	—	6.5
Retail, entertainment and other	—	6.7	—	—	6.7
General and administrative and other	28.6	83.4	0.1	—	112.1
Pre-opening and development costs	2.1	4.7	0.2	—	7.0
Depreciation and amortization	1.8	56.9	—	—	58.7
Write-downs, reserves and recoveries, net	3.0	(0.4)	—	—	2.6
	35.5	452.6	0.3	—	488.4
Operating income (loss)	(35.5)	102.6	(0.3)	—	66.8
Equity earnings of subsidiaries	65.1	—	—	(65.1)	—
Interest expense, net	(62.8)	0.8	—	—	(62.0)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(41.4)	103.4	(0.3)	(65.1)	(3.4)
Management fee and inter-company interest	38.0	(38.0)	—	—	—
Income tax expense	1.1	—	—	—	1.1
Income (loss) from continuing operations	(2.3)	65.4	(0.3)	(65.1)	(2.3)
Income (loss) from discontinued operations, net of taxes	—	—	—	—	—
Net income (loss)	$(2.3)	$65.4	$(0.3)	$(65.1)	$(2.3)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2014
Statement of Operations
Revenues:
Gaming	$—	$973.4	$—	$—	$973.4
Food and beverage	—	58.0	—	—	58.0
Lodging	—	24.6	—	—	24.6
Retail, entertainment and other	—	32.0	—	—	32.0
	—	1,088.0	—	—	1,088.0
Expenses:
Gaming	—	514.6	—	—	514.6
Food and beverage	—	52.9	—	—	52.9
Lodging	—	11.6	—	—	11.6
Retail, entertainment and other	—	11.3	—	—	11.3
General and administrative and other	51.3	161.0	0.1	—	212.4
Pre-opening and development costs	2.6	7.5	0.2	—	10.3
Depreciation and amortization	3.5	113.6	—	—	117.1
Write-downs, reserves and recoveries, net	3.0	0.2	—	—	3.2
	60.4	872.7	0.3	—	933.4
Operating income (loss)	(60.4)	215.3	(0.3)	—	154.6
Equity earnings of subsidiaries	141.1	—	—	(141.1)	—
Interest expense, net	(131.2)	2.4	—	—	(128.8)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(58.7)	217.7	(0.3)	(141.1)	17.6
Management fee and inter-company interest	76.6	(76.6)	—	—	—
Income tax expense	(1.1)	—	—	—	(1.1)
Income (loss) from continuing operations	16.8	141.1	(0.3)	(141.1)	16.5
Income (loss) from discontinued operations, net of taxes	—	0.4	(0.1)	—	0.3
Net income (loss)	$16.8	$141.5	$(0.4)	$(141.1)	$16.8

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$235.8	$—	$—	$235.8
Food and beverage	—	14.6	—	—	14.6
Lodging	—	6.1	—	—	6.1
Retail, entertainment and other	—	10.7	—	—	10.7
	—	267.2	—	—	267.2
Expenses:
Gaming	—	135.1	—	—	135.1
Food and beverage	—	12.5	—	—	12.5
Lodging	—	3.2	—	—	3.2
Retail, entertainment and other	—	5.6	—	—	5.6
General and administrative and other	8.9	42.4	0.1	—	51.4
Pre-opening and development costs	16.6	0.3	0.3	—	17.2
Depreciation and amortization	1.0	21.5	—	—	22.5
Write-downs, reserves and recoveries, net	1.1	0.7	—	—	1.8
	27.6	221.3	0.4	—	249.3
Operating income (loss)	(27.6)	45.9	(0.4)	—	17.9
Equity earnings of subsidiaries	45.9	—	—	(45.9)	—
Interest expense, net	(29.2)	0.9	—	—	(28.3)
Loss from equity method investment	—	—	—	—	—
Income (loss) from continuing operations before inter-company activity and income taxes	(10.9)	46.8	(0.4)	(45.9)	(10.4)
Management fee and inter-company interest	2.5	(2.8)	—	0.3	—
Income tax benefit	3.3	—	—	—	3.3
Income (loss) from continuing operations	(5.1)	44.0	(0.4)	(45.6)	(7.1)
Income from discontinued operations, net of taxes	—	2.0	—	—	2.0
Net income (loss)	$(5.1)	$46.0	$(0.4)	$(45.6)	$(5.1)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$476.0	$—	$—	$476.0
Food and beverage	—	27.5	—	—	27.5
Lodging	—	10.8	—	—	10.8
Retail, entertainment and other	0.1	19.4	—	—	19.5
	0.1	533.7	—	—	533.8
Expenses:
Gaming	—	270.8	—	—	270.8
Food and beverage	—	23.9	—	—	23.9
Lodging	—	6.1	—	—	6.1
Retail, entertainment and other	—	9.3	—	—	9.3
General and administrative and other	15.2	85.7	0.3	—	101.2
Pre-opening and development costs	23.7	0.8	0.3	—	24.8
Depreciation and amortization	2.6	43.1	—	—	45.7
Write-downs, reserves and recoveries, net	1.1	1.1	(0.1)	—	2.1
	42.6	440.8	0.5	—	483.9
Operating income (loss)	(42.5)	92.9	(0.5)	—	49.9
Equity earnings of subsidiaries	0.7	—	—	(0.7)	—
Interest expense, net	(58.2)	1.3	—	—	(56.9)
Loss on early extinguishment of debt	—	—	—	—	—
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(100.0)	94.2	(92.7)	(0.7)	(99.2)
Management fee and inter-company interest	5.2	(5.2)	—	—	—
Income tax benefit	4.4	—	—	—	4.4
Income (loss) from continuing operations	(90.4)	89.0	(92.7)	(0.7)	(94.8)
Income from discontinued operations, net of taxes	—	4.4	—	—	4.4
Net income (loss)	$(90.4)	$93.4	$(92.7)	$(0.7)	$(90.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
As of June 30, 2014
Balance Sheet
Current assets	41.1	$202.9	$24.8	$—	$268.8
Property and equipment, net	37.0	3,026.2	5.6	—	3,068.8
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	534.8	5.0	—	539.8
Other non-current assets	63.2	5.6	23.3	—	92.1
Investment in subsidiaries	4,343.6	—	—	(4,343.6)	—
Assets of discontinued operations held for sale	3.5	22.1	0.7	(0.8)	25.5
Inter-company	—	168.4	—	(168.4)	—
Total assets	$4,488.4	$4,876.0	$62.7	$(4,512.8)	$4,914.3
Current liabilities	$61.1	$288.5	$0.3	$—	$349.9
Long-term debt (excluding current portion)	4,098.5	—	—	—	4,098.5
Other non-current liabilities	(81.6)	288.6	—	—	207.0
Liabilities of discontinued operations held for sale	—	4.3	—	—	4.3
Inter-company	167.2	—	1.2	(168.4)	—
Total liabilities	4,245.2	581.4	1.5	(168.4)	4,659.7
Additional paid in capital	1,088.5	3,641.1	324.4	(3,965.5)	1,088.5
Accumulated deficit	(781.3)	653.1	(274.6)	(378.5)	(781.3)
Common stock, treasury stock and other	(64.0)	0.4	—	(0.4)	(64.0)
Total Pinnacle stockholders' equity	243.2	4,294.6	49.8	(4,344.4)	243.2
Non-controlling interest	—	—	11.4	—	11.4
Total equity	243.2	4,294.6	61.2	(4,344.4)	254.6
Total liabilities and stockholders' equity	$4,488.4	$4,876.0	$62.7	$(4,512.8)	$4,914.3
As of December 31, 2013
Balance Sheet
Current assets	$66.8	$185.1	$27.7	$—	$279.6
Property and equipment, net	47.7	2,983.1	5.7	—	3,036.5
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	495.1	5.0	—	500.1
Other non-current assets	72.6	6.6	22.1	—	101.3
Investment in subsidiaries	4,508.3	—	—	(4,508.3)	—
Assets of discontinued operations held for sale	3.4	318.8	1.2	(0.8)	322.6
Inter-company	—	55.7	—	(55.7)	—
Total assets	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4
Current liabilities	$114.8	$231.4	$0.1	$—	$346.3
Long-term debt (excluding current portion)	4,363.9	0.1	—	—	4,364.0
Other non-current liabilities	(48.1)	245.9	—	—	197.8
Liabilities of discontinued operations held for sale	—	26.1	—	—	26.1
Inter-company	54.5	—	1.2	(55.7)	—
Total liabilities	4,485.1	503.5	1.3	(55.7)	4,934.2
Additional paid in capital	1,076.0	3,964.4	325.7	(4,290.1)	1,076.0
Accumulated deficit	(798.2)	492.0	(273.5)	(218.5)	(798.2)
Common stock, treasury stock and other	(64.1)	0.5	—	(0.5)	(64.1)
Total Pinnacle stockholder's equity	213.7	4,456.9	52.2	(4,509.1)	213.7
Non-controlling interest	—	—	11.5	—	11.5
Total equity	213.7	4,456.9	63.7	(4,509.1)	225.2
Total liabilities and stockholders' equity	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2014
Statement of Cash Flows
Cash provided by (used in) operating activities	$(4.8)	$142.3	$(3.2)	$—	$134.3
Capital expenditures	(7.2)	(142.6)	—	—	(149.8)
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Proceeds from sale of discontinued operations	—	252.3	—	—	252.3
Escrow refund	—	25.0	—	—	25.0
Loan receivable, net	—	—	—	—	—
Restricted cash	5.9	—	—	—	5.9
Intercompany and other	253.0	(252.6)	0.3	—	0.7
Cash provided by (used in) investing activities	251.7	(142.9)	0.3	—	109.1
Proceeds from Credit Facility	194.3	—	—	—	194.3
Repayments under Credit Facility	(114.3)	—	—	—	(114.3)
Repayments of long-term debt	(359.0)	—	—	—	(359.0)
Other	3.7	—	—	—	3.7
Cash used in financing activities	(275.3)	—	—	—	(275.3)
Change in cash and cash equivalents	(28.4)	(0.6)	(2.9)	—	(31.9)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$0.2	$141.7	$24.8	$—	$166.7

For the six months ended June 30, 2013
Statement of Cash Flows
Cash provided by (used in) operating activities	$(22.0)	$99.7	$(1.1)	$—	$76.6
Capital expenditures	(2.9)	(103.5)	—	—	(106.4)
Purchases of held-to-maturity debt securities, net	—	—	(5.8)	—	(5.8)
Proceeds from matured investments	4.4	—	—	—	4.4
Loan receivable, net	—	—	(4.6)	—	(4.6)
Other	—	2.5	(2.0)	—	0.5
Cash provided by (used in) investing activities	1.5	(101.0)	(12.4)	—	(111.9)
Proceeds from Credit Facility	50.0	—	—	—	50.0
Net repayments under Credit Facility	(30.0)	—	—	—	(30.0)
Repayments of long-term debt	(1.6)	—	—	—	(1.6)
Proceeds from common stock options exercised	—	—	—	—	—
Other	1.3	—	—	—	1.3
Cash provided by financing activities	19.7	—	—	—	19.7
Change in cash and cash equivalents	(0.8)	(1.3)	(13.5)	—	(15.6)
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$4.7	$72.2	$9.3	$—	$86.2
_______________________

(a)
As of June 30, 2014, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (RENO), LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; Ameristar Casino East Chicago, LLC; and Ameristar Casino Springfield, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $62.7 million in cash and other assets as of June 30, 2014 that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the three and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$296.4	$87.1	$576.7	$174.2
South segment (b)	203.7	178.8	403.7	357.6
West segment (c)	53.7	—	104.3	—
	553.8	265.9	1,084.7	531.8
Corporate and other	1.4	1.4	3.3	2.1
Total revenues	$555.2	$267.3	$1,088.0	$533.9
Adjusted EBITDA (d):
Midwest segment (a)	$84.2	$23.0	$174.3	$45.1
South segment (b)	62.0	46.2	126.7	93.9
West segment (c)	19.1	—	37.3	—
	165.3	69.2	338.3	139.0
Corporate expenses and other (e)	(24.7)	(6.4)	(44.5)	(11.4)
Consolidated Adjusted EBITDA (d)	$140.6	$62.8	$293.8	$127.6
Other benefits (costs):
Depreciation and amortization	(58.8)	(22.5)	(117.1)	(45.7)
Pre-opening and development costs	(6.9)	(17.2)	(10.3)	(24.8)
Non-cash share-based compensation expense	(5.5)	(3.4)	(8.7)	(5.2)
Write-downs, reserves and recoveries, net	(2.6)	(1.8)	(3.2)	(2.1)
Interest expense, net	(62.0)	(28.3)	(128.8)	(56.9)
Loss from equity method investment	—	—	—	(92.2)
Loss on early extinguishment of debt	(8.2)	—	(8.2)	—
Income tax benefit (expense)	1.1	3.3	(1.1)	4.4
Income (loss) from continuing operations	$(2.3)	$(7.1)	$16.4	$(94.9)

	For the six months ended June 30,
	2014	2013
	(in millions)
Capital expenditures:
Midwest segment	$112.8	$59.7
South segment	26.6	41.8
West segment	2.4	—
Corporate and other, including development projects and discontinued operations	7.9	4.9
	$149.7	$106.4

(a)
Our Midwest segment consists of Ameristar Council Bluffs, located in Iowa, Ameristar East Chicago located in Indiana, Belterra located in Indiana, Ameristar Kansas City located in Missouri, Ameristar St. Charles located in Missouri, River City located in Missouri, and Belterra Park located in Ohio.

(b)
Our South segment consists of Ameristar Vicksburg located in Mississippi, Boomtown Bossier City located in Louisiana, Boomtown New Orleans located in Louisiana, L'Auberge Baton Rouge located in Louisiana and L'Auberge Lake Charles located in Louisiana.

(c)	Our West segment consists of Ameristar Black Hawk located in Colorado, and Cactus Petes and Horseshu both of which are located in Nevada.

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

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio
River City	St. Louis, Missouri

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes	Jackpot, Nevada
Horseshu	Jackpot, Nevada

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

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve cash flow by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire such as the acquisition of Ameristar Casinos, Inc. in August 2013 ("Ameristar"). We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2014 and 2013. As discussed in Note 10, Segment Information, to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10, Segment Information, to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$296.4	$87.1	576.7	174.2
South segment (b)	203.7	178.8	$403.7	$357.6
West segment (c)	53.7	—	104.3	—
	553.8	265.9	1,084.7	531.8
Corporate and other	1.4	1.4	3.3	2.1
Total revenues	$555.2	$267.3	$1,088.0	$533.9
Adjusted EBITDA (d):
Midwest segment (a)	$84.2	$23.0	174.3	45.1
South segment (b)	62.0	46.2	$126.7	$93.9
West segment (c)	19.1	—	37.3	—
	165.3	69.2	338.3	139.0
Corporate and other (e)	(24.7)	(6.4)	(44.5)	(11.4)
Consolidated Adjusted EBITDA (d)	$140.6	$62.8	$293.8	$127.6
Other benefits (costs):
Depreciation and amortization	(58.8)	(22.5)	(117.1)	(45.7)
Pre-opening and development costs	(6.9)	(17.2)	(10.3)	(24.8)
Non-cash share-based compensation expense	(5.5)	(3.4)	(8.7)	(5.2)
Write-downs, reserves and recoveries, net	(2.6)	(1.8)	(3.2)	(2.1)
Interest expense, net	(62.0)	(28.3)	(128.8)	(56.9)
Loss from equity method investment	—	—	—	(92.2)
Loss on early extinguishment of debt	(8.2)	—	(8.2)	—
Income tax benefit (expense)	1.1	3.3	(1.1)	4.4
Income (loss) from continuing operations	$(2.3)	$(7.1)	$16.4	$(94.9)

(a)	Our Midwest segment consists of Ameristar Council Bluffs, Ameristar East Chicago, Belterra, Ameristar Kansas City, Ameristar St. Charles, River City, and Belterra Park.

(b)	Our South segment consists of Ameristar Vicksburg, Boomtown Bossier City, Boomtown New Orleans, L'Auberge Baton Rouge and L'Auberge Lake Charles.

(c)	Our West segment consists of Ameristar Black Hawk, Cactus Petes and Horseshu.

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

Consolidated Overview

In the 2014 second quarter, consolidated loss from continuing operations was $2.3 million, consolidated revenues increased by $287.9 million, or 107.7% year over year, to $555.2 million, and Consolidated Adjusted EBITDA was $140.6 million, an increase of $77.7 million, or 123.8%, year over year. For the three and six months ended June 30, 2014, results reflect revenues of $279.8 million and $559.7 million, respectively, and Adjusted EBITDA of $93.0 million and $194.4 million, respectively, from the operations of the acquired Ameristar properties.

The Company’s revenue consists mostly of gaming revenue, which is primarily from slot machines and to a smaller extent, table games. The slot revenue represented approximately 79% and 78% of gaming revenue in 2013 and 2012, respectively. In analyzing the performance of our properties, the key indicators related to gaming revenue are slot handle and table game drop (which are volume indicators) and win or hold percentage.

Slot handle represents the total amount wagered in a slot machine, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as casino revenue, and hold represents win as a percentage of slot handle or table games drop. Given the stability in our slot hold percentages, we have not experienced any significant impact on our results from operations as a result of changes in hold percentages.

For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game win is the amount of drop that is retained and recorded as casino gaming revenue, with liabilities recognized for funds deposited by customers before gaming play occurs and for unredeemed gaming chips. Our table game hold percentages are fairly stable. Therefore, changes in table game hold percentages do not typically have a material impact on our earnings.

Segment comparison of the three and six months ended June 30, 2014 and 2013

Midwest Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$267.0	$77.0	246.8%	$523.6	$155.5	236.7%
Total revenues	296.4	87.1	240.3%	576.7	174.2	231.1%
Operating income	48.4	14.9	224.8%	104.7	28.2	271.3%
Adjusted EBITDA	84.2	23.0	266.1%	174.3	45.1	286.5%
In the Midwest segment, revenues increased by $209.3 million, or 240.3% year over year, to $296.4 million in the 2014 second quarter. Adjusted EBITDA increased by $61.2 million or 266.1% to $84.2 million. Adjusted EBITDA margin was 28.4%, an increase of 200 basis points year over year. The addition of Ameristar properties contributed $200.4 million to Midwest segment net revenues in the 2014 second quarter. Since its May 2014 opening, Belterra Park contributed $13.6 million to Midwest segment net revenues.
For the six months ended June 30, 2014, the Midwest segment's year-over-year improvements were due to the acquisition of the Ameristar properties. Ameristar properties contributed $400.2 million to Midwest segment net revenues during the six months ended June 30, 2014.
For the three and six months ended June 30, 2014, Midwest segment revenue results were negatively affected by a generally challenging revenue environment due to persistent macroeconomic softness, the ramp up of new competition in the Cincinnati, Ohio gaming market that continues to impact the operations of Belterra Resort, and systems integration related property shutdowns at the Company's Missouri properties.
Midwest segment Adjusted EBITDA was negatively impacted by $3.7 million due to the rollout of the mychoice customer loyalty program at the Ameristar-branded properties in the segment and severance expense. Operating results were also negatively impacted by systems integration related property shutdowns at the Company's Missouri properties.

South Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$181.4	$158.8	14.2%	$362.3	$320.6	13.0%
Total revenues	203.7	178.8	13.9%	403.7	357.6	12.9%
Operating income	42.3	31.4	34.7%	87.0	65.1	33.6%
Adjusted EBITDA	62.0	46.2	34.2%	126.7	93.9	34.9%
In the South segment, revenues increased by $24.9 million, or 13.9% year over year, to $203.7 million in the 2014 second quarter. Adjusted EBITDA increased by $15.9 million, or 34.2% year over year, to $62.0 million. Adjusted EBITDA margin was 30.4%, an increase of 460 basis points year over year. The addition of Ameristar Vicksburg contributed $25.7 million and $55.1 million to South segment net revenues for the three and six months ended June 30, 2014.
During the three and six months ended June 30, 2014, South segment results were driven by strong revenue and cash flow performance at the Company's L'Auberge Lake Charles and L'Auberge Baton Rouge properties. L'Auberge Lake Charles delivered solid net revenue, Adjusted EBITDA and Adjusted EBITDA margin growth in the 2014 second quarter through a combination of strong regional demand trends and cost efficiencies. The property set second quarter records in Adjusted EBITDA, Adjusted EBITDA margin, cash non-gaming revenue, and table drop. The strong performance of L'Auberge Lake Charles occurred despite abnormally low table games hold percentage at the property.
L'Auberge Baton Rouge continued to ramp up its operations and refine its cost structure during the three and six months ended June 30, 2014. Adjusted EBITDA and Adjusted EBITDA margin performance of L'Auberge Baton Rouge were strong, driven by cost and marketing efficiencies. Boomtown Bossier continues to be negatively impacted by the ramp up of a new competitor that opened in the Bossier City/Shreveport gaming market in June 2013.
South segment Adjusted EBITDA was negatively impacted by $0.5 million due to a charge related to the rollout of the mychoice customer loyalty program at Ameristar Vicksburg and severance expense. Operating results was also negatively impacted by repair expenses and lost business volumes at the Company's Ameristar Vicksburg property due to water damage that required the removal of approximately half of the property's hotel rooms from service for 20 days in June 2014.
We have continued construction of a 150-guestroom hotel tower at our Boomtown New Orleans property. We originally expected the opening of the hotel tower to occur during the summer of 2014. However, the opening has been delayed due to certain construction related issues. We now expect the hotel tower to open by the end of 2014.

West Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$44.8	$—	NM	$87.5	$—	NM
Total revenues	53.7	—	NM	104.3	—	NM
Operating income	12.3	—	NM	23.6	—	NM
Adjusted EBITDA	19.1	—	NM	37.3	—	NM
NM — Not Meaningful

West segment revenues were $53.7 million in the 2014 second quarter, and Adjusted EBITDA was $19.1 million. Adjusted EBITDA margin was 35.4%. Ameristar properties comprised 100% of West segment net revenues for the three and six months ended June 30, 2014.
West segment Adjusted EBITDA was negatively impacted by $1.1 million due to a charge related to the rollout of the mychoice player loyalty program and severance expense.

Other factors affecting income (loss) from continuing operations
The following is a description of the other costs and benefits affecting income (loss) from continuing operations for the three and six months ended June 30, 2014 and 2013, respectively:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Other (costs) benefits:
Corporate expenses and other	$(24.7)	$(6.4)	285.9%	$(44.5)	$(11.4)	290.4%
Depreciation and amortization	(58.8)	(22.5)	161.3%	(117.1)	(45.7)	156.2%
Pre-opening and development costs	(6.9)	(17.2)	(59.9)%	(10.3)	(24.8)	(58.5)%
Share-based compensation expense	(5.5)	(3.4)	61.8%	(8.7)	(5.2)	67.3%
Write-downs, reserves and recoveries, net	(2.6)	(1.8)	44.4%	(3.2)	(2.1)	52.4%
Loss from equity method investment	—	—	NM	—	(92.2)	NM
Loss on early extinguishment of debt	(8.2)	—	NM	(8.2)	—	NM
Interest expense, net	(62.0)	(28.3)	119.1%	(128.8)	(56.9)	126.4%
Income tax benefit (expense)	1.1	3.3	(66.7)%	(1.1)	4.4	(125.0)%
NM — Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour and the Retama Park management operations. For the three and six months ended June 30, 2014, the increase in corporate expenses was driven by the acquisition of Ameristar, the change in allocation methodology for corporate expenses, implemented in the 2013 third quarter, and $3.6 million in additional expenses from referendum opposition costs and severance. The increase in corporate expenses was partially offset by the realization of synergies from the Ameristar merger and integration.

Depreciation and amortization expense increased for the three and six months ended June 30, 2014, as compared to the prior-year periods due to the acquisition of Ameristar and the opening of Belterra Park in May 2014.

Pre-opening and development costs for the three and six months ended June 30, 2014 and 2013 consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Ameristar acquisition	$2.0	$16.6	$2.4	$23.3
Belterra Park	4.7	0.1	7.4	0.3
Other	0.2	0.5	0.5	1.2
Total pre-opening and development costs	$6.9	$17.2	$10.3	$24.8
Share-based compensation expense for the three and six months ending June 30, 2014 increased primarily due to new stock awards to employees associated with the Ameristar transaction.
Write-downs, reserves and recoveries consist of $2.6 million and $3.2 million in losses during the three and six months ended June 30, 2014, respectively. The losses related to a $2.9 million lease abandonment charge from the consolidation of our

Las Vegas headquarters recognized during the second quarter of 2014, offset by gains during the three months ended June 30, 2014, and net losses from the disposal of slot and other equipment at our properties in the normal course of business during the six months ended June 30, 2014. During the three and six months ended June 30, 2013, we recognized net losses of $1.8 million and $2.1 million, respectively, related primarily to a $1.1 million second quarter impairment charge on our Sales Tax Anticipation Revenue ("STAR") bonds, issued by Reno, Nevada and the disposal of slot and other equipment at our properties in the normal course of business.
Interest expense consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest expense	$62.9	$29.2	$131.5	$58.3
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Capitalized interest	(0.8)	(0.8)	(2.5)	(1.2)
Total interest expense, net	$62.0	$28.3	$128.8	$56.9

The increase in gross interest expense is attributable to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The increase in capitalized interest for the six months ended June 30, 2014 is attributable to interest expense capitalization on our recently completed Belterra Park development and a hotel tower development at our Boomtown New Orleans property, which is currently expected to open by the end of 2014.

Loss on equity method investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. ("ACDL"). During 2013, we recorded impairments of approximately $94.0 million, of which $92.2 million was recognized during the six months ended June 30, 2013, fully impairing the remaining asset carrying value of our investment in ACDL.

Loss on early extinguishment of debt: During the second quarter of 2014, we incurred a $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write off of previously unamortized debt issuance costs and original issuance discount costs.
Income taxes: Our effective tax rate for continuing operations for the three and six months ended June 30, 2014 was 32.1%, or a benefit of $1.1 million, and 6.3% , or an expense of $1.1 million, respectively, as compared to an effective tax rate of 31.9%, or a benefit of $3.3 million, and 4.4% or a benefit of $4.4 million, respectively, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the three and six months ended June 30, 2014 included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns during the second quarter of 2014. Our state tax provision represents taxes in the jurisdiction of Indiana, Louisiana and the city jurisdictions in Missouri where we have no valuation allowance.
Discontinued operations: Discontinued operations consists of disposal groups classified as held for sale and measured at the lower of its carrying value or the fair value less cost to sell.
Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement with Tropicana St. Louis LLC, an affiliate of Tropicana Entertainment, Inc. (“Tropicana”), to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. In April 2014, we completed the sale of the ownership interests in these subsidiaries for cash consideration of $252.3 million, net of approximately $11.0 million in cash acquired by the buyer, subject to a net working capital. In July 2014, we agreed to a final working capital adjustment in which we refunded approximately $2.0 million in cash proceeds back to the buyer.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of Ameristar Casino Lake Charles, LLC ("Ameristar Lake Charles"), which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of Ameristar Lake Charles. At closing, we received approximately $180 million in cash that excludes $35 million of deferred consideration, of which $25 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10 million is in the form of a note receivable from the buyer due in July 2016. In April 2014, the Louisiana Gaming Control Board approved a resolution releasing us from the requirement to hold the $25 million of restricted cash.

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

Total discontinued operations: Revenues and net loss from discontinued operations are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$48.8	$41.0	$95.0
Income (loss) before income taxes	(0.1)	5.1	0.2	9.2
Income tax benefit (expense)	0.1	(3.1)	0.1	(4.8)
Income from discontinued operations, net of taxes	$—	$2.0	$0.3	$4.4
Net assets for entities and operations included in discontinued operations are summarized as follows:

	June 30, 2014	December 31, 2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$13.0	$275.3
Other assets, net	12.6	47.2
Total assets	$25.6	$322.5
Liabilities:
Total liabilities	$4.3	$26.1
Net assets	$21.3	$296.4
Customer Loyalty Programs
We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At June 30, 2014 and December 31, 2013, we had accrued $32.7 million and $18.9 million, respectively, for the estimated cost of providing mychoice benefits. As of December 31, 2013, we had accrued $12.8 million for the estimated cost of providing benefits under Ameristar customer loyalty program. In April 2014, we expanded the mychoice loyalty program to all Ameristar properties as part of the integration of the Ameristar properties, and now we offer benefits solely through the mychoice customer loyalty program. The accrual increased in 2014 primarily as a result of the addition of customer loyalty program members associated with the Ameristar properties.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we held $166.7 million of cash and cash equivalents and $5.7 million of restricted cash. As of June 30, 2014, we had approximately $573.6 million drawn on our $1.0 billion revolving credit facility and had approximately $12.7 million committed under various letters of credit.

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

	For the six months ended June 30,		Percentage Increase/(Decrease)
	2014	2013	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$134.3	$76.6	75.3%
Net cash provided by (used in) investing activities	$109.1	$(111.9)	(197.5)%
Net cash (provided by) used in financing activities	$(275.4)	$19.7	NM
NM — Not Meaningful
Operating Cash Flow
Our cash provided by operating activities increased for the six months ended June 30, 2014, as compared to the prior-year period, as a result of the August 2013 acquisition of Ameristar.
Investing Cash Flow

The following is a summary of our capital expenditures by segment or development project:

	For the six months ended June 30,
	2014	2013
	(in millions)
Midwest segment	$112.8	$59.7
South segment	26.6	41.8
West segment	2.4	—
Other	7.9	4.9
Total capital expenditures	$149.7	$106.4

We recently completed and opened our Belterra Park property in May 2014. We have a guaranteed maximum price agreement of $119.6 million with the general contractor for Belterra Park. As of June 30, 2014, we have spent approximately $185.4 million of the $209 million budget, excluding land and capitalized interest costs.

We commenced construction of a 150-guestroom hotel tower at our Boomtown New Orleans property. As of June 30, 2014, we spent approximately $16.3 million to date of the $20 million budget, excluding land and capitalized interest costs. We expect the project will remain on budget, however the opening has been delayed due to certain construction related issues. We now expect the hotel tower to open by the end of 2014.

During the fourth quarter of 2012, we began an extensive room-remodeling program at our L'Auberge Lake Charles property. As of June 30, 2014, we spent approximately $40.1 million of the $46.3 million budget. The first phase of the room-remodeling program was completed in 2013 and the second phase was recently completed in the current fiscal year. The third and final phase will be completed in the second half of 2014.

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
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of June 30, 2014, we had approximately $573.6 million drawn under the $1 billion revolving credit facility and approximately $12.7 million committed under various letters of credit under our Credit Facility. The Credit Facility was entered into in connection with the merger with Ameristar (the "Merger") and replaced our Fourth Amended and Restated Credit Agreement, as amended. As of June 30, 2014, we fully repaid the outstanding principal balances of our Tranche B-1 term loans.

Since completing the Merger, the Company has retired approximately $662 million of aggregate principal amount of term loans through June 2014, including the aggregate principal outstanding of Tranche B-1 term loans, for a net total principal reduction of approximately $453 million after giving effect to incremental revolving credit facility drawings during that time period. Among other sources, proceeds from the sale of Ameristar Lake Charles in November 2013, proceeds from the sale of the Lumiére Place Casino and Hotels in April 2014 and $25 million in proceeds from the April 2014 Louisiana Gaming Control Board resolution relieving us of the requirement to hold restricted cash in connection with the Golden Nugget Lake Charles development were used to repay aggregate principal amounts outstanding on our term loans.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of June 30, 2014, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 7.75 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.50 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until December 31, 2017. As of June 30, 2014, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $62.7 million in total assets as of June 30, 2014, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of June 30, 2014, we had outstanding $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), $850 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), and $1.040 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”).

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

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indenture governing the 7.50% Notes, among other baskets, we are permitted to incur the greater of $1.8 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $100 million or 5% of Consolidated Net Tangible Assets (as defined in the 7.50% Indenture). Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) was above 2.0 to 1.0 as of June 30, 2014.

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

As of June 30, 2014, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 8.75% Notes, 7.75% Notes, 6.375% Notes and 7.50% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended June 30, 2014 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, Form 10-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the expected benefits of the Company’s marketing programs and rollout of the mychoice player loyalty program to all of the Company's properties; the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the expected synergies, cost savings and benefits of the Ameristar transaction, including the expected accretive effect of the transaction on the Company’s financial results and profit, the anticipated benefits of geographic diversity from the Ameristar transaction and the expected results of Ameristar’s gaming properties, prospective performance and opportunities, the budgets, completion and opening schedules of the Company’s various projects, the facilities, features and amenities of the Company’s various projects, the ability of the Company to sell or otherwise dispose of discontinued operations, the Company's anticipated future capital expenditures, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of L'Auberge Baton Rouge and Belterra Park, the Company's ability to improve operations and performance at Belterra Park, and the ability of ACDL's Vietnamese subsidiary to operate the property, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this quarterly report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

•
our reputation and business may be harmed from cyber security events (including breaches and attacks) and we may be subject to legal claims if there is a loss, disclosure or misappropriation of or access to our customers' or our business partners' or our team members' or own information or other breaches of our information;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of June 30, 2014, we had approximately $12.7 million committed under various letters of credit under our Credit Facility and approximately $573.6 million borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of June 30, 2014. As of June 30, 2014, we had approximately $1.0 billion outstanding under these term loans. The term loans bear interest at a LIBOR rate plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio.
As of June 30, 2014, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease approximately $0.6 million, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $7.2 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at June 30, 2014. At June 30, 2014, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$573,618	$—	$573,618	$569,775
Interest Rate	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%
Term B2 Loan	$5,500	$11,000	$11,000	$11,000	$11,000	$888,028	$937,528	$939,028
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$898,875
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	—
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,130,355
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$352,625
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$381,500
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$3	$6	$7	$8	$8	$60	$92	$92
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2014. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

The following is a material development to the litigation described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 under the heading “Legal Proceedings” and which reference should be made.

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
2.1
Second Amendment to Equity Interest Purchase Agreement, dated as of June 30, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).

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

10.1*
Third Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of April 22, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.

10.2*
Fourth Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of June 9, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P.

10.3
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.4
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

10.5	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description of Exhibit
101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations;
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income (Loss);
(iii)
unaudited Condensed Consolidated Balance Sheets;
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity;
(v)
unaudited Condensed Consolidated Statements of Cash Flows; and
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 11, 2014	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.1*
Third Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of April 22, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.

10.2*
Fourth Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of June 9, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P.

10.3
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.4
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

10.5	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Description of Exhibit
101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i)
unaudited Condensed Consolidated Statements of Operations;
(ii)
unaudited Condensed Consolidated Statements of Comprehensive Income (Loss);
(iii)
unaudited Condensed Consolidated Balance Sheets;
(iv)
unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity;
(v)
unaudited Condensed Consolidated Statements of Cash Flows; and
(vi)    Notes to unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.