Form 10-Q
period 2014-09-30
PINNACLE ENTERTAINMENT INC.
filed 2014-11-10
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on November 7, 2014, the number of outstanding shares of the registrant’s common stock was 59,979,853.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Gaming	$503,620	$371,624	$1,477,041	$847,650
Food and beverage	31,259	22,692	89,228	50,228
Lodging	14,485	9,677	39,077	20,509
Retail, entertainment and other	18,935	14,934	50,912	34,414
Total revenues	568,299	418,927	1,656,258	952,801
Expenses and other costs:
Gaming	271,306	203,599	785,903	474,432
Food and beverage	29,648	19,858	82,559	43,807
Lodging	6,715	3,981	18,309	10,130
Retail, entertainment and other	9,184	7,416	20,448	16,744
General and administrative	111,369	84,519	323,784	185,758
Depreciation and amortization	60,152	39,528	177,236	85,183
Pre-opening, development and other costs	1,598	63,086	11,917	87,851
Write-downs, reserves and recoveries, net	1,135	12,130	4,359	14,259
Total expenses and other costs	491,107	434,117	1,424,515	918,164
Operating income (loss)	77,192	(15,190)	231,743	34,637
Interest expense, net	(62,498)	(48,500)	(191,290)	(105,420)
Loss on early extinguishment of debt	—	(30,830)	(8,234)	(30,830)
Loss from equity method investments	—	—	—	(92,181)
Income (loss) from continuing operations before income taxes	14,694	(94,520)	32,219	(193,794)
Income tax (expense) benefit	(6,975)	47,378	(8,072)	51,766
Income (loss) from continuing operations	7,719	(47,142)	24,147	(142,028)
Income (loss) from discontinued operations, net of income taxes	4,771	(133,275)	5,096	(128,887)
Net income (loss)	12,490	(180,417)	29,243	(270,915)
Net loss attributable to non-controlling interest	(16)	(11)	(52)	(36)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$12,506	$(180,406)	$29,295	$(270,879)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.13	$(0.80)	$0.41	$(2.43)
Income (loss) from discontinued operations, net of income taxes	0.08	(2.27)	0.09	(2.20)
Net income (loss) per common share—basic	$0.21	$(3.07)	$0.50	$(4.63)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.13	$(0.80)	$0.39	$(2.43)
Income (loss) from discontinued operations, net of income taxes	0.08	(2.27)	0.08	(2.20)
Net income (loss) per common share—diluted	$0.21	$(3.07)	$0.47	$(4.63)
Number of shares—basic	59,817	58,777	59,560	58,548
Number of shares—diluted	61,800	58,777	61,493	58,548
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$12,490	$(180,417)	$29,243	$(270,915)
Comprehensive income (loss)	12,490	(180,417)	29,243	(270,915)
Comprehensive loss attributable to non-controlling interest	(16)	(11)	(52)	(36)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$12,506	$(180,406)	$29,295	$(270,879)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,989	$191,938
Accounts receivable, net of allowance for doubtful accounts of $6,151 and $5,178	24,945	33,569
Inventories	8,740	8,193
Income tax receivable, net	16,891	17,397
Prepaid expenses and other assets	26,582	20,871
Deferred income taxes	7,662	7,662
Assets of discontinued operations held for sale	20,687	322,548
Total current assets	260,496	602,178
Restricted cash	5,667	11,592
Land, buildings, vessels and equipment, net	3,044,296	3,036,515
Goodwill	919,282	919,282
Equity method investments	2,000	1,975
Intangible assets, net	534,515	500,084
Other assets, net	81,858	87,800
Total assets	$4,848,114	$5,159,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,441	$69,036
Accrued interest	69,654	49,318
Accrued compensation	74,135	77,322
Accrued taxes	58,900	38,348
Other accrued liabilities	110,326	96,273
Current portion of long-term debt	11,006	16,006
Liabilities of discontinued operations held for sale	277	26,103
Total current liabilities	381,739	372,406
Long-term debt less current portion	3,982,253	4,364,045
Other long-term liabilities	40,107	31,321
Deferred income taxes	173,002	166,484
Total liabilities	4,577,101	4,934,256
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 59,979,853 and 59,197,606 shares outstanding, net of treasury shares	6,635	6,557
Additional paid-in capital	1,092,418	1,075,896
Accumulated deficit	(768,754)	(798,049)
Accumulated other comprehensive income	390	390
Treasury stock, at cost, 6,374,882 of treasury shares	(71,090)	(71,090)
Total Pinnacle stockholders' equity	259,599	213,704
Non-controlling interest	11,414	11,466
Total stockholders' equity	271,013	225,170
Total liabilities and stockholders' equity	$4,848,114	$5,159,426
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2014	59,198	$6,557	$1,075,896	$(798,049)	$390	$(71,090)	$213,704	$11,466	$225,170
Net income	—	—	—	29,295	—	—	29,295	(52)	29,243
Share-based compensation	—	—	10,126	—	—	—	10,126	—	10,126
Common stock issuance and option exercises	782	78	6,396	—	—	—	6,474	—	6,474
Balance as of September 30, 2014	59,980	$6,635	$1,092,418	$(768,754)	$390	$(71,090)	$259,599	$11,414	$271,013

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$29,243	$(270,915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	177,236	97,727
(Gain) loss on sale or disposal of assets	(1,327)	2,336
Loss from equity method investments	—	92,181
Loss on early extinguishment of debt	8,234	30,830
Reserve on uncollectible loan receivable	—	1,760
Impairment of indefinite-lived intangible assets	—	10,000
Impairment of buildings, vessels and equipment	5,132	144,722
Amortization of debt issuance costs and debt discounts	8,370	4,324
Share-based compensation expense	10,126	8,550
Changes in operating assets and liabilities:
Receivables, net	6,008	2,593
Prepaid expenses and other	(7,801)	9,848
Accounts payable, accrued expenses and other	35,306	(4,121)
Net cash provided by operating activities	270,527	129,835
Cash flows from investing activities:
Capital expenditures	(188,722)	(188,457)
Payments for business combinations, net of cash acquired	—	(1,749,736)
Net proceeds from sale of discontinued operations held for sale	258,507	29,246
Equity method investments, inclusive of capitalized interest	(25)	(2,732)
Purchase of held-to-maturity debt securities	—	(5,853)
Proceeds from matured investments	—	4,428
Proceeds from sale of property and equipment	103	318
Purchase of intangible assets	(25,000)	—
Escrow refund	25,000	—
Loans receivable, net	(317)	(6,346)
Restricted cash	5,925	—
Net cash provided by (used in) investing activities	75,471	(1,919,132)
Cash flows from financing activities:
Proceeds from credit facility	217,600	1,651,702
Repayments under credit facility	(612,837)	(5,122)
Proceeds from issuance of long-term debt	—	850,000
Repayments of long-term debt	—	(567,462)
Proceeds from common stock options exercised, net	6,352	8,488
Distribution to non-controlling interest minority owner	—	(911)
Debt issuance and other financing costs	(699)	(41,073)
Net cash provided by (used in) financing activities	(389,584)	1,895,622
Change in cash and cash equivalents	(43,586)	106,325
Cash and cash equivalents at the beginning of the period	198,575	101,792
Cash and cash equivalents at the end of the period	$154,989	$208,117

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$162,652	$59,521
Cash payments (refund) related to income taxes, net	(2,036)	2,229
Decrease in construction-related deposits and liabilities	(17,270)	(2,473)
Increase in accrued liabilities associated with recognized intangible asset	25,000	—

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

We have classified certain of our assets and liabilities as held for sale in our unaudited Condensed Consolidated Balance Sheets and included the related results of operations in discontinued operations. The operating results of Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively the “Lumière Place Casino and Hotels”) have been reclassified as discontinued operations. In April 2014, we completed the sale of the ownership interests in the Lumière Place Casino and Hotels. For further information, see Note 7, “Discontinued Operations.” The unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

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

Fair Value: Fair value measurements affect our accounting and impairment assessments of our long-lived assets, investments in unconsolidated affiliates, assets acquired in an acquisition, goodwill, and other intangible assets. Fair value measurements also affect our accounting for certain financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes: “Level 1” inputs, such as quoted prices in an active market for identical assets or liabilities; “Level 2” inputs, which are observable inputs for similar assets; or “Level 3” inputs, which are unobservable inputs.

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of September 30, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—
As of December 31, 2013
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of September 30, 2014	(in millions)
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$11.5	$18.5	$—	$18.5	$—
Liabilities:
Long-term debt	$3,993.3	$4,066.8	$—	$4,066.8	$—
As of December 31, 2013
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.5	$16.5	$—	$16.5	$—
Liabilities:
Long-term debt	$4,380.1	$4,511.9	$—	$4,511.9	$—

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

The estimated fair values of our long-term debt includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans were based on Level 2 inputs of observable market data on comparable debt instruments on or about September 30, 2014 and December 31, 2013.

The fair values of our short term financial instruments approximate the carrying values due to their short term nature.

Land, Buildings, Vessels and Equipment: Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.7 million at September 30, 2014. We capitalize the costs of improvements that extend the life of the asset. We expense maintenance and repair costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

We review the carrying value of our land, buildings, vessels and equipment used in our operations whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment is recorded based on the fair value of the asset.

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project, during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portion of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 2, “Long-Term Debt.”

The following table presents a summary of our land, buildings, vessels and equipment:

	September 30, 2014	December 31, 2013
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$391.7	$391.7
Buildings, vessels and improvements	2,649.8	2,492.2
Furniture, fixtures and equipment	693.5	633.1
Construction in progress	118.5	175.6
Land, buildings, vessels and equipment, gross	3,853.5	3,692.6
Less: accumulated depreciation	(809.2)	(656.1)
Land, buildings, vessels and equipment, net	$3,044.3	$3,036.5

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

Goodwill and Other Intangible Assets: Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a qualitative and/or quantitative fair-value-based test. There were no impairments to goodwill or intangible assets recognized during the nine months ended September 30, 2014. During the third quarter of 2013, we recorded an impairment of $10.0 million on our Boomtown Bossier City gaming license. During the nine months ended September 30, 2014, we recorded a $50.0 million intangible asset related to Belterra Park's video lottery terminal (“VLT”) license. Such amount is included in “Intangible assets, net” in our unaudited Condensed Consolidated Balance Sheet. As of September 30, 2014, we have made payments of $25.0 million for Belterra Park's VLT license and have accrued $25.0 million for the remaining amount due in 2015. Such amount is included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheet.
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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At September 30, 2014 and December 31, 2013, we had accrued $26.3 million and $18.9 million, respectively, for the estimated cost of providing mychoice benefits. As of December 31, 2013, we had accrued $12.8 million for the estimated cost of providing benefits under Ameristar Casinos, Inc. (“Ameristar”) customer loyalty program. Such amounts are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Food and beverage	$35.2	$28.1	$102.1	$61.7
Lodging	15.4	14.9	46.6	29.3
Other	4.9	3.7	13.0	9.3
Total promotional allowances	$55.5	$46.7	$161.7	$100.3

The costs to provide such complimentary benefits were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Promotional allowance costs included in gaming expense	$42.1	$31.8	$119.4	$72.2

Gaming Taxes: We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations, which were as follow:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Gaming taxes	$142.1	$105.3	$416.4	$244.1
Pre-opening, Development and Other Costs: Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real estate taxes; acquisition costs; restructuring costs; and other costs prior to the opening of an operating facility. Pre-opening, development and other costs are expensed as incurred. Pre-opening, development and other costs consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Ameristar acquisition (1)	$(0.2)	$62.3	$2.2	$86.0
Belterra Park (2)	0.8	0.3	8.2	0.5
Other (3)	1.0	0.5	1.5	1.4
Total pre-opening, development and other costs	$1.6	$63.1	$11.9	$87.9

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(2)	Belterra Park opened on May 1, 2014.

(3)	Includes $0.9 million of cost associated with our evaluation of a REIT spin-off transaction.

Earnings per Share: The computation of basic and diluted earnings per share (“EPS”) is based on net income divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the additional dilution from all potentially dilutive securities, such as in-the-money stock options and restricted stocks units. Out-of-money stock options were excluded from calculation of diluted earnings per share because including them would have been anti-dilutive, and totaled 1.8 million and 1.5 million shares for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2013, we recorded losses from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for the periods. For the three and nine months ended September 30, 2013, securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share amounted to 1.9 million and 1.6 million shares, respectively.

Reclassifications: The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on the previously reported net losses.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for income taxes which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after December 15, 2013, and for interim periods within those years, and should be applied to all unrecognized tax benefits that exist as of the effective date. We adopted this guidance during the first quarter of 2014 and it did not have a material impact on our consolidated financial statements.

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

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this accounting standard on our consolidated financial statements.

In June 2014, the FASB issued an accounting standards update with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early application is permitted. We are currently evaluating the impact of adopting this accounting standards update on our consolidated financial statements.

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

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$564.9	$—	$564.9
Term B-2 Loans due 2020	830.0	(22.3)	807.7
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	55.6	1,095.6
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,960.0	33.3	3,993.3
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,949.0	$33.3	$3,982.3

	December 31, 2013
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$493.6	$—	$493.6
Term B-1 Loans due 2016	202.0	(7.7)	194.3
Term B-2 Loans due 2020	1,094.5	(26.0)	1,068.5
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	58.6	1,098.5
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	4,355.2	24.9	4,380.1
Less current maturities	(16.0)	—	(16.0)
Total long-term debt	$4,339.2	$24.9	$4,364.1

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of September 30, 2014, we fully repaid the outstanding principal balances of our Tranche B-1 term loans and had approximately $564.9 million drawn under the revolving credit facility. Additionally, we had approximately $12.7 million committed under letters of credit. The Credit Facility was entered into in connection with our acquisition of Ameristar. The outstanding principal on the Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

6.375% Senior Notes due 2021: In August 2013, we issued $850.0 million in aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”) to fund the acquisition of Ameristar. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on February 1st and August 1st, commencing on February 1, 2014. The 6.375% Notes mature on August 1, 2021. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $835.0 million.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15th and October 15th of each year.  The 7.50% Notes mature on April 15, 2021. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying value. For further details on the Ameristar business combination purchase price allocation, see Note 6, “Investments and Acquisition activities.”

7.75% Senior Subordinated Notes due 2022: In March 2012, we issued $325.0 million in aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”). The 7.75% Notes were issued at par with interest payable on April 1st and October 1st of each year. The 7.75% Notes mature on April 1, 2022. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318.3 million.

8.75% Senior Subordinated Notes due 2020: In May 2010, we issued $350.0 million in aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”). The 8.75% Notes were issued at par with interest payable on May 15th and November 15th of each year. The 8.75% Notes mature on May 15, 2020. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million.

Loss on early extinguishment of debt: During the second quarter of 2014, we incurred a $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write off of previously unamortized debt issuance costs and original issuance discount costs.

During the third quarter of 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% Senior Notes due 2017 and the amendment and restatement of our Credit Facility. The loss included premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.
Interest expense, net of capitalized interest and interest income was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest expense	$62.8	$49.7	$194.3	$108.0
Interest income	—	(0.2)	(0.3)	(0.4)
Capitalized interest	(0.3)	(1.0)	(2.7)	(2.2)
Interest expense, net	$62.5	$48.5	$191.3	$105.4

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The increase in capitalized interest for the nine months ended September 30, 2014, is attributable to interest expense capitalization on our recently completed Belterra Park development and a hotel tower development at our Boomtown New Orleans property, which is currently expected to open by the end of 2014.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three and nine months ended September 30, 2014 was 47.5%, or an expense of $7.0 million, and 25.1% or an expense of $8.1 million, respectively, as compared to an effective tax rate of 50.1%, or a benefit of $47.4 million, and 26.7% or a benefit of $51.8 million, respectively, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the nine months ended September 30, 2014 included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns during the second quarter of 2014. Our state tax provision represents taxes in the jurisdiction of Indiana, Louisiana and the city jurisdictions in Missouri where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of September 30, 2014, we had approximately 7.1 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below. In addition, we had approximately 0.9 million share-based awards available for grant. We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Share-based compensation expense	$1.4	$3.1	$10.1	$8.2

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2014	5,509,246	$14.01
Granted	894,180	$23.41
Exercised	(458,545)	$13.58
Canceled or forfeited	(292,813)	$20.09
Options outstanding at September 30, 2014	5,652,068	$15.22
Options exercisable at September 30, 2014	3,130,278	$12.77
Expected to vest after September 30, 2014	1,898,726	$18.55

The unamortized compensation costs not yet expensed related to stock options totaled approximately $18.2 million at September 30, 2014, and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $6.4 million and $8.5 million for the nine months ended September 30, 2014, and 2013, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the nine months ended September 30,
	2014	2013
Weighted-average grant date fair value	$8.93	$10.53
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2014	629,518	$20.11
Granted	579,918	$23.55
Vested	(186,788)	$19.45
Canceled or forfeited	(105,915)	$22.59
Unvested shares at September 30, 2014	916,733	$22.29

Unamortized compensation costs not yet expensed attributable to non-vested shares totaled approximately $18.1 million at September 30, 2014, and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2014	431,858	$22.79
Granted	123,283	$26.50
Canceled or forfeited	(34,819)	$23.14
Unvested shares at September 30, 2014	520,322	$23.64

Note 5—Write-downs, reserves and recoveries, net

Net write-downs, reserves and recoveries consist of $1.1 million and $4.4 million in losses during the three and nine months ended September 30, 2014, respectively. The losses related to a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters recognized during the second quarter of 2014 and net losses from the disposal or abandonment of slot and other equipment at our properties in the normal course of business during the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2013, we recognized net losses of $12.1 million and $14.3 million, respectively. During the third quarter of 2013, we recognized an impairment loss of our Boomtown Bossier City gaming license of $10.0 million. The fair value of the license was calculated using discounted cash flows using Level 3 inputs.

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

The following table reflects the August 13, 2013, allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

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

The following table summarizes the August 13, 2013, fair value of acquired property and equipment.

As Recorded at Fair Value
(in thousands)
Land and land improvements	$162,770
Buildings, vessels and improvements	1,308,151
Furniture, fixtures and equipment	158,999
Construction in progress (a)	153,815
Total property and equipment acquired	$1,783,735

(a)
Included in acquired construction in progress were the assets of the Ameristar Casino Resort Spa Lake Charles development. These assets were sold in November 2013. See Note 7, “Discontinued Operations,” for further detail.

The following table summarizes the August 13, 2013, fair value acquired intangible assets.

As Recorded at Fair Value
(in thousands)
Trade names	$187,000
Gaming licenses	258,800
Player relationships	74,000
Favorable leasehold interests	4,400
Total intangible assets acquired	$524,200

ACDL Investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. (“ACDL”). During 2013, we recorded impairments of approximately $94.0 million fully impairing the remaining asset carrying value of our investments in ACDL. We have discontinued accounting for our investment in ACDL under the equity method and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Equity Method Investment: As of September 30, 2014, we have invested $2.0 million in Farmworks, a land re-utilization project in downtown St. Louis, included in “Equity method investment” in our unaudited Condensed Consolidated Balance Sheet. This investment is accounted for under the equity method.

Retama Park Racetrack: On January 29, 2013, we acquired 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”). The acquisition of the equity was accounted for as a business combination. The purchase price for the equity was allocated based upon estimated fair values of the assets, with the excess of the purchase price over the estimated fair value of the assets acquired recorded as goodwill. The purchase price allocation includes goodwill of $3.3 million and other intangibles of $5.0 million.

As of September 30, 2014, PRP held $11.5 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, included in “Other Assets, net” in our unaudited Condensed Consolidated Balance Sheets. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of September 30, 2014, we held, at amortized cost, $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in “Other Assets, net” in our unaudited Condensed Consolidated Balance Sheets. It is not likely that we will be required to sell these investments prior to the recovery of the amortized cost.

Note 7—Discontinued Operations

Discontinued operations consists of disposal groups classified as held for sale and measured at the lower of their carrying values or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Summary of Significant Accounting Policies.”

Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell. In April 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $252.3 million, net of approximately $11.0 million in cash acquired by the buyer, subject to a net working capital adjustment. In July 2014, we agreed to a final working capital adjustment in which we refunded approximately $2.0 million in cash proceeds back to the buyer.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. At closing, we received approximately $180.0 million in cash that excludes $35.0 million of deferred consideration, of which $25.0 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10.0 million is in the form of a note receivable from the buyer, due in July 2016. In April 2014, the Louisiana Gaming Control Board approved a resolution releasing us from the requirement to hold the $25.0 million of restricted cash. In August 2014, we entered into a settlement agreement with the buyer in which we received $4.8 million from escrow. The recovery of these proceeds and adjustments to our cost to sell estimates resulted in the recognition of an approximate $2.3 million gain during the three months ended September 30, 2014.

Boomtown Reno: In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owns 27 acres of the excess land surrounding Boomtown Reno. At closing, we received approximately $3.5 million in cash, resulting in a gain of $2.4 million. As of September 30, 2014, we continue to hold 783 acres of excess land surrounding Boomtown Reno. During the third quarter of 2014, we entered into agreement to sell this land, subject to a due diligence period.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land. As of September 30, 2014, this option has not been exercised.

Total discontinued operations: Revenues and net income (loss) from discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended, September 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$44.2	$41.0	$139.2
Income (loss) before income taxes	4.9	(140.9)	5.2	(131.8)
Income tax benefit (expense)	(0.1)	7.6	(0.1)	2.9
Income (loss) from discontinued operations, net of taxes	$4.8	$(133.3)	$5.1	$(128.9)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$11.8	$275.3
Other assets, net	8.9	47.2
Total assets	$20.7	$322.5
Liabilities:
Total liabilities	$0.3	$26.1
Net assets	$20.4	$296.4

Note 8—Commitments and Contingencies

Guaranteed Maximum Price Agreement for Belterra Park: In January 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the mobilization, demolition, site work and foundation work for Belterra Park. This agreement provides, among other things, that the general contractor will complete the initial work for a total guaranteed maximum price of approximately $20.1 million. In July 2013, we entered into an amendment to the agreement with the general contractor, which provides that the guaranteed date of completion for the Belterra Park project is May 1, 2014 and the total guaranteed maximum price for the construction of the Belterra Park project is approximately $131.0 million, which includes the $20.1 million described above.

Guaranteed Maximum Price Agreement for Boomtown New Orleans: In February 2013, we entered into an Agreement for Guaranteed Maximum Price Construction Services with a general contractor for the construction of a 150-guestroom hotel tower at our Boomtown New Orleans property for a total guaranteed maximum price of approximately $14.2 million.

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At September 30, 2014 and December 31, 2013, we had total self-insurance accruals of $26.7 million and $26.2 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $62.9 million in cash and other assets as of September 30, 2014, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
For the three months ended September 30, 2014
Statement of Operations
Revenues:
Gaming	$—	$503.6	$—	$—	$503.6
Food and beverage	—	31.3	—	—	31.3
Lodging	—	14.5	—	—	14.5
Retail, entertainment and other	0.1	18.8	—	—	18.9
	0.1	568.2	—	—	568.3
Expenses:
Gaming	—	271.3	—	—	271.3
Food and beverage	—	29.6	—	—	29.6
Lodging	—	6.7	—	—	6.7
Retail, entertainment and other	—	9.2	—	—	9.2
General and administrative	24.1	87.2	0.1	—	111.4
Pre-opening, development and other costs	0.7	0.8	0.1	—	1.6
Depreciation and amortization	1.3	58.9	—	—	60.2
Write-downs, reserves and recoveries, net	—	1.1	—	—	1.1
	26.1	464.8	0.2	—	491.1
Operating income (loss)	(26.0)	103.4	(0.2)	—	77.2
Equity earnings of subsidiaries	69.7	—	—	(69.7)	—
Interest expense, net	(62.7)	0.2	—	—	(62.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(19.0)	103.6	(0.2)	(69.7)	14.7
Management fee and inter-company interest	38.5	(38.5)	—	—	—
Income tax expense	(7.0)	—	—	—	(7.0)
Income (loss) from continuing operations	12.5	65.1	(0.2)	(69.7)	7.7
Income from discontinued operations, net of taxes	—	4.8	—	—	4.8
Net income (loss)	$12.5	$69.9	$(0.2)	$(69.7)	$12.5

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
For the nine months ended September 30, 2014
Statement of Operations
Revenues:
Gaming	$—	$1,477.0	$—	$—	$1,477.0
Food and beverage	—	89.2	—	—	89.2
Lodging	—	39.1	—	—	39.1
Retail, entertainment and other	0.1	50.8	—	—	50.9
	0.1	1,656.1	—	—	1,656.2
Expenses:
Gaming	—	785.9	—	—	785.9
Food and beverage	—	82.6	—	—	82.6
Lodging	—	18.3	—	—	18.3
Retail, entertainment and other	—	20.4	—	—	20.4
General and administrative	75.4	248.2	0.2	—	323.8
Pre-opening, development and other costs	3.3	8.3	0.3	—	11.9
Depreciation and amortization	4.9	172.4	—	—	177.3
Write-downs, reserves and recoveries, net	3.0	1.3	—	—	4.3
	86.6	1,337.4	0.5	—	1,424.5
Operating income (loss)	(86.5)	318.7	(0.5)	—	231.7
Equity earnings of subsidiaries	210.8	—	—	(210.8)	—
Interest expense, net	(193.9)	2.6	—	—	(191.3)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(77.8)	321.3	(0.5)	(210.8)	32.2
Management fee and inter-company interest	115.1	(115.1)	—	—	—
Income tax expense	(8.1)	—	—	—	(8.1)
Income (loss) from continuing operations	29.2	206.2	(0.5)	(210.8)	24.1
Income (loss) from discontinued operations, net of taxes	—	5.2	(0.1)	—	5.1
Net income (loss)	$29.2	$211.4	$(0.6)	$(210.8)	$29.2

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
For the three months ended September 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$371.6	$—	$—	$371.6
Food and beverage	—	22.7	—	—	22.7
Lodging	—	9.7	—	—	9.7
Retail, entertainment and other	—	14.9	—	—	14.9
	—	418.9	—	—	418.9
Expenses:
Gaming	—	203.6	—	—	203.6
Food and beverage	—	19.9	—	—	19.9
Lodging	—	4.0	—	—	4.0
Retail, entertainment and other	—	7.4	—	—	7.4
General and administrative	22.3	62.1	0.1	—	84.5
Pre-opening, development and other costs	62.3	0.6	0.2	—	63.1
Depreciation and amortization	1.2	38.3	—	—	39.5
Write-downs, reserves and recoveries, net	—	10.3	1.8	—	12.1
	85.8	346.2	2.1	—	434.1
Operating income (loss)	(85.8)	72.7	(2.1)	—	(15.2)
Equity earnings of subsidiaries	(86.8)	—	—	86.8	—
Interest expense, net	(51.2)	2.7	—	—	(48.5)
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Income (loss) from continuing operations before inter-company activity and income taxes	(254.6)	75.4	(2.1)	86.8	(94.5)
Management fee and inter-company interest	26.8	(26.8)	—	—	—
Income tax benefit	47.4	—	—	—	47.4
Income (loss) from continuing operations	(180.4)	48.6	(2.1)	86.8	(47.1)
Loss from discontinued operations, net of taxes	—	(133.3)	—	—	(133.3)
Net income (loss)	$(180.4)	$(84.7)	$(2.1)	$86.8	$(180.4)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
For the nine months ended September 30, 2013
Statement of Operations
Revenues:
Gaming	$—	$847.7	$—	$—	$847.7
Food and beverage	—	50.2	—	—	50.2
Lodging	—	20.5	—	—	20.5
Retail, entertainment and other	0.1	34.3	—	—	34.4
	0.1	952.7	—	—	952.8
Expenses:
Gaming	—	474.4	—	—	474.4
Food and beverage	—	43.8	—	—	43.8
Lodging	—	10.1	—	—	10.1
Retail, entertainment and other	—	16.7	—	—	16.7
General and administrative	37.6	147.8	0.4	—	185.8
Pre-opening, development and other costs	86.1	1.4	0.4	—	87.9
Depreciation and amortization	3.8	81.4	—	—	85.2
Write-downs, reserves and recoveries, net	1.1	11.6	1.6	—	14.3
	128.6	787.2	2.4	—	918.2
Operating income (loss)	(128.5)	165.5	(2.4)	—	34.6
Equity earnings of subsidiaries	(86.0)	—	—	86.0	—
Interest expense, net	(109.4)	4.0	—	—	(105.4)
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(354.7)	169.5	(94.6)	86.0	(193.8)
Management fee and inter-company interest	32.0	(32.0)	—	—	—
Income tax benefit	51.8	—	—	—	51.8
Income (loss) from continuing operations	(270.9)	137.5	(94.6)	86.0	(142.0)
Loss from discontinued operations, net of taxes	—	(128.9)	—	—	(128.9)
Net income (loss)	$(270.9)	$8.6	$(94.6)	$86.0	$(270.9)

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
As of September 30, 2014
Balance Sheet
Current assets	$37.5	$178.2	$24.1	$—	$239.8
Property and equipment, net	38.4	3,000.3	5.6	—	3,044.3
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	529.5	5.0	—	534.5
Other non-current assets	60.9	4.4	24.2	—	89.5
Investment in subsidiaries	4,389.8	—	—	(4,389.8)	—
Assets of discontinued operations held for sale	3.5	17.2	0.7	(0.7)	20.7
Inter-company	—	281.7	—	(281.7)	—
Total assets	$4,530.1	$4,927.3	$62.9	$(4,672.2)	$4,848.1
Current liabilities	$83.1	$298.0	$0.3	$—	$381.4
Long-term debt (excluding current portion)	3,982.2	0.1	—	—	3,982.3
Other non-current liabilities	(75.3)	288.4	—	—	213.1
Liabilities of discontinued operations held for sale	—	0.3	—	—	0.3
Inter-company	280.5	—	1.2	(281.7)	—
Total liabilities	4,270.5	586.8	1.5	(281.7)	4,577.1
Total Pinnacle stockholders' equity	259.6	4,340.5	50.0	(4,390.5)	259.6
Non-controlling interest	—	—	11.4	—	11.4
Total equity	259.6	4,340.5	61.4	(4,390.5)	271.0
Total liabilities and stockholders' equity	$4,530.1	$4,927.3	$62.9	$(4,672.2)	$4,848.1
As of December 31, 2013
Balance Sheet
Current assets	$66.8	$185.1	$27.7	$—	$279.6
Property and equipment, net	47.7	2,983.1	5.7	—	3,036.5
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	495.1	5.0	—	500.1
Other non-current assets	72.6	6.6	22.1	—	101.3
Investment in subsidiaries	4,508.3	—	—	(4,508.3)	—
Assets of discontinued operations held for sale	3.4	318.8	1.2	(0.8)	322.6
Inter-company	—	55.7	—	(55.7)	—
Total assets	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4
Current liabilities	$114.8	$231.4	$0.1	$—	$346.3
Long-term debt (excluding current portion)	4,363.9	0.1	—	—	4,364.0
Other non-current liabilities	(48.1)	245.9	—	—	197.8
Liabilities of discontinued operations held for sale	—	26.1	—	—	26.1
Inter-company	54.5	—	1.2	(55.7)	—
Total liabilities	4,485.1	503.5	1.3	(55.7)	4,934.2
Pinnacle stockholder's equity	213.7	4,456.9	52.2	(4,509.1)	213.7
Non-controlling interest	—	—	11.5	—	11.5
Total equity	213.7	4,456.9	63.7	(4,509.1)	225.2
Total liabilities and stockholders' equity	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4

	Pinnacle Entertainment, Inc.	Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
For the nine months ended September 30, 2014
Statement of Cash Flows
Cash provided by (used in) operating activities	$111.3	$163.1	$(3.9)	$—	$270.5
Capital expenditures	(9.8)	(178.9)	—	—	(188.7)
Purchase of intangible assets	—	(25.0)	—	—	(25.0)
Net proceeds from sale of discontinued operations	—	258.5	—	—	258.5
Escrow refund	—	25.0	—	—	25.0
Restricted cash	5.9	—	—	—	5.9
Intercompany and other	258.2	(258.8)	0.4	—	(0.2)
Cash provided by (used in) investing activities	254.3	(179.2)	0.4	—	75.5
Proceeds from credit facility	217.6	—	—	—	217.6
Repayments under credit facility	(146.3)	—	—	—	(146.3)
Repayments of long-term debt	(466.5)	—	—	—	(466.5)
Other	5.6	—	—	—	5.6
Cash used in financing activities	(389.6)	—	—	—	(389.6)
Change in cash and cash equivalents	(24.0)	(16.1)	(3.5)	—	(43.6)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$4.6	$126.2	$24.2	$—	$155.0

For the nine months ended September 30, 2013
Statement of Cash Flows
Cash provided by (used in) operating activities	$(1,873.5)	$1,981.5	$21.8	$—	$129.8
Capital expenditures	(3.7)	(184.8)	—	—	(188.5)
Payments for business combinations, net	—	(1,749.7)	—	—	(1,749.7)
Purchases of held-to-maturity debt securities, net	4.4	—	(5.8)	—	(1.4)
Net proceeds from sale of discontinued operations	—	29.2	—	—	29.2
Loans receivable, net	—	—	(6.3)	—	(6.3)
Other	—	—	(2.4)	—	(2.4)
Cash provided by (used in) investing activities	0.7	(1,905.3)	(14.5)	—	(1,919.1)
Proceeds from credit facility	1,651.7	—	—	—	1,651.7
Proceeds from issuance of long-term debt	850.0	—	—	—	850.0
Net repayments under credit facility	(5.1)	—	—	—	(5.1)
Repayments of long-term debt	(567.5)	—	—	—	(567.5)
Other	(33.5)	—	—	—	(33.5)
Cash provided by financing activities	1,895.6	—	—	—	1,895.6
Change in cash and cash equivalents	22.8	76.2	7.3	—	106.3
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$28.3	$149.7	$30.1	$—	$208.1
_______________________

(a)
As of September 30, 2014, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; Ameristar Casino East Chicago, LLC; and Ameristar Casino Springfield, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $62.9 million in cash and other assets as of September 30, 2014 that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the three and nine months ended September 30, 2014, and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$305.1	$194.5	$881.8	$368.7
South segment (a)	202.6	192.2	606.2	549.8
West segment (a)	58.5	30.3	162.8	30.3
	566.2	417.0	1,650.8	948.8
Corporate and other	2.2	1.9	5.4	4.0
Total revenues	$568.4	$418.9	$1,656.2	$952.8
Adjusted EBITDA (b):
Midwest segment (a)	$86.5	$55.3	$260.8	$100.4
South segment (a)	56.3	56.5	183.0	150.4
West segment (a)	22.2	10.6	59.5	10.6
	165.0	122.4	503.3	261.4
Corporate expenses and other (c)	(23.5)	(19.8)	(68.0)	(31.2)
Consolidated Adjusted EBITDA (b)	$141.5	$102.6	$435.3	$230.2
Other benefits (costs):
Depreciation and amortization	(60.2)	(39.5)	(177.2)	(85.2)
Pre-opening, development and other costs	(1.6)	(63.1)	(11.9)	(87.9)
Non-cash share-based compensation expense	(1.4)	(3.1)	(10.1)	(8.2)
Write-downs, reserves and recoveries, net	(1.1)	(12.1)	(4.4)	(14.3)
Interest expense, net	(62.5)	(48.5)	(191.3)	(105.4)
Loss from equity method investment	—	—	—	(92.2)
Loss on early extinguishment of debt	—	(30.8)	(8.2)	(30.8)
Income tax benefit (expense)	(7.0)	47.4	(8.1)	51.8
Income (loss) from continuing operations	$7.7	$(47.1)	$24.1	$(142.0)

	For the nine months ended September 30,
	2014	2013
	(in millions)
Capital expenditures:
Midwest segment (a)	$137.1	$100.7
South segment (a)	37.7	57.3
West segment (a)	3.4	0.8
Corporate and other, including development projects and discontinued operations	10.5	29.7
	$188.7	$188.5

(a)	See Note 1, “Summary of Significant Accounting Policies,” for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin as Adjusted EBITDA for the segment divided by segment revenues. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

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

Note 11—Subsequent Events

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies, subject to the successful resolution of various contingencies. We intend to carry out the proposed separation of our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT” or “Prop Co”), the common stock of which would be distributed to Pinnacle stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity (“Op Co”) following the transaction. The completion of the REIT transaction is subject to the successful resolutions of various contingencies, including, but not limited to, approval by the required gaming regulators, obtaining a private letter ruling from the U.S. Internal Revenue Service, and completion of financing transactions for both Prop Co and Op Co.

Under the plan being pursued, Prop Co will initially own the real estate assets of Pinnacle, with most of the assets being leased back to Op Co for use by its subsidiaries through a triple net Master Lease Agreement. The terms of that Master Lease Agreement, including key items like rent structure and coverage, have yet to be determined. We expect that Prop Co will pursue growth of its portfolio and annual dividend distribution through real property acquisitions, with a broad mandate in the gaming, leisure and entertainment industries. After the proposed separation, Op Co, through its licensed subsidiaries, would operate gaming entertainment centers in the facilities leased from Prop Co and own other assets, including its gaming licenses, gaming equipment, and other non-casino assets and equity interests.

We expect to complete the REIT transaction in 2016 with REIT election for corporate tax purposes occurring shortly thereafter. However, there can be no assurance that we will be able to complete the proposed REIT transaction in 2016 or at all.

In November 2014, in connection with our plan to pursue a REIT transaction, the Company’s Board of Directors adopted a short-term REIT protection shareholder rights plan to prohibit ownership of more than 9.8% of its outstanding common stock in order to safeguard our ability to pursue a pro rata dividend in the proposed Prop Co spin-off transaction under Section 355 of the Internal Revenue Code of 1986.

Under the shareholder rights plan, any person or group that acquires beneficial ownership of 9.8% or more of Pinnacle common stock without Board approval would be subject to significant dilution. The rights will expire upon the earliest of (i) November 6, 2016, (ii) the first business day after the closing of the proposed Prop Co spin-off transaction, or (iii) the time at which the rights are redeemed or exchanged under the shareholder rights plan. We intend to submit the shareholder rights plan for ratification by the Company’s stockholders at the Company's 2015 Annual Meeting of Stockholders.

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

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve cash flow by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire such as the acquisition of Ameristar Casinos, Inc. in August 2013 (“Ameristar”). We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2014 and 2013. As discussed in Note 10, Segment Information, to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$305.1	$194.5	$881.8	$368.7
South segment (a)	202.6	192.2	606.2	549.8
West segment (a)	58.5	30.3	162.8	30.3
	566.2	417.0	1,650.8	948.8
Corporate and other	2.2	1.9	5.4	4.0
Total revenues	$568.4	$418.9	$1,656.2	$952.8
Adjusted EBITDA (b):
Midwest segment (a)	$86.5	$55.3	$260.8	$100.4
South segment (a)	56.3	56.5	183.0	150.4
West segment (a)	22.2	10.6	59.5	10.6
	165.0	122.4	503.3	261.4
Corporate and other (c)	(23.5)	(19.8)	(68.0)	(31.2)
Consolidated Adjusted EBITDA (b)	$141.5	$102.6	$435.3	$230.2
Other benefits (costs):
Depreciation and amortization	(60.2)	(39.5)	(177.2)	(85.2)
Pre-opening, development and other costs	(1.6)	(63.1)	(11.9)	(87.9)
Non-cash share-based compensation expense	(1.4)	(3.1)	(10.1)	(8.2)
Write-downs, reserves and recoveries, net	(1.1)	(12.1)	(4.4)	(14.3)
Interest expense, net	(62.5)	(48.5)	(191.3)	(105.4)
Loss from equity method investment	—	—	—	(92.2)
Loss on early extinguishment of debt	—	(30.8)	(8.2)	(30.8)
Income tax benefit (expense)	(7.0)	47.4	(8.1)	51.8
Income (loss) from continuing operations	$7.7	$(47.1)	$24.1	$(142.0)

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin as Adjusted EBITDA for the segment divided by segment revenues. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods.

Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c)
Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Other includes the Retama Park Racetrack (which we manage) and the Heartland Poker Tour.

Change to Corporate Expense Accounting Methodology

Beginning in the third quarter of 2013, we changed the methodology used to allocate corporate expenses to our reportable segments. Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property. Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property. Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA for the nine months ended September 30, 2013, and the related margin for the reportable segments with a corresponding increase in the nine months ended September 30, 2013, corporate expense, resulting in no impact to Consolidated Adjusted EBITDA.

Consolidated Overview

In the 2014 third quarter, income from continuing operations was $7.7 million. Revenues increased by $149.4 million, or 35.7% year over year, to $568.3 million. Consolidated Adjusted EBITDA was $141.5 million, an increase of $39.0 million, or 38.0%, year over year. For the three and nine months ended September 30, 2014, results reflect revenues of $287.2 million and $846.9 million, respectively, from the operations of the acquired Ameristar properties. The 2013 third quarter's results reflect revenues of $150.4 million from the operations of Ameristar for the 49 days that followed the completion of the transaction on August 13, 2013.

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

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as casino revenue, and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results from operations as a result of changes in hold percentages.

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

Segment comparison of the three and nine months ended September 30, 2014 and 2013

Midwest Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$275.0	$175.0	57.1%	$798.5	$330.5	141.6%
Total revenues	305.1	194.5	56.9%	881.8	368.7	139.2%
Operating income	52.2	36.0	45.0%	156.9	64.2	144.4%
Adjusted EBITDA	86.5	55.3	56.4%	260.8	100.4	159.8%
In the Midwest segment, revenues increased by $110.6 million, or 56.9% year over year, to $305.1 million in the 2014 third quarter. Adjusted EBITDA increased by $31.2 million or 56.4% to $86.5 million. Adjusted EBITDA margin was 28.3%, a decrease of 10 basis points year over year.
For the three and nine months ended September 30, 2014, the Midwest segment's year-over-year improvements were due to the acquisition of the Ameristar properties. For the three and nine months ended September 30, 2014, Ameristar properties contributed $203.9 million and $604.2 million, respectively, to Midwest segment net revenues compared with $106.3 million for the three and nine months ended September 30, 2013.
Midwest segment results were also positively impacted by an improvement in revenue trends and profitability at Ameristar Council Bluffs and Ameristar St. Charles, and stable revenue trends and improved profitability at Ameristar Kansas City. Belterra Resort continues to see revenue pressure from increased regional competition, however, a focus on cost control limited the impact that the decline in revenue had on Adjusted EBITDA.
For the three and nine months ended September 30, 2014, Belterra Park contributed $17.0 million and $31.2 million in net revenue, respectively. However, Midwest segment Adjusted EBITDA was negatively impacted by the operating results at Belterra Park during the three and nine months ended September 30, 2014.

South Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$180.2	$171.4	5.1%	$542.5	$491.9	10.3%
Total revenues	202.6	192.2	5.4%	606.2	549.8	10.3%
Operating income	35.8	30.4	17.8%	122.8	95.5	28.6%
Adjusted EBITDA	56.3	56.5	(0.4)%	183.0	150.4	21.7%
In the South segment, revenues increased by $10.4 million, or 5.4% year over year, to $202.6 million in the 2014 third quarter. Adjusted EBITDA decreased by $0.2 million, or 0.4% year over year, to $56.3 million. Adjusted EBITDA margin was 27.8%, a decrease of 160 basis points year over year.
During the three and nine months ended September 30, 2014, South segment results were positively impacted by the continued ramp up and refinement of the cost structure at L'Auberge Baton Rouge. Core demand trends remain strong in Lake Charles, however, the property experienced low table hold percentage in its high limit business and incurred $1.7 million of costs associated with a team member retention program, implemented in the third quarter of 2014, both of which negatively affected Adjusted EBITDA and margin percentage. During the three and nine months ended September 30, 2014, Boomtown New Orleans operating performance negatively impacted South Segment results and Boomtown Bossier City experienced declines in revenue due to a challenging market-wide revenue environment.

We have continued construction of a 150-guestroom hotel tower at our Boomtown New Orleans property. We expect the hotel tower to open by the end of 2014.

West Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Gaming revenues	$48.5	$25.2	92.5%	$136.0	$25.2	NM
Total revenues	58.5	30.3	93.1%	162.8	30.3	NM
Operating income	15.2	7.6	100.0%	38.8	7.6	NM
Adjusted EBITDA	22.2	10.6	109.4%	59.5	10.6	NM
NM — Not Meaningful

During the third quarter of 2014, West segment revenues were $58.5 million, Adjusted EBITDA was $22.2 million, and Adjusted EBITDA margin was 37.9%.
For the three and nine months ended September 30, 2014, the West segment's year-over-year improvements were due to the timing of the acquisition of the Ameristar properties, which comprise 100% of the total West segment results. Adjusted EBITDA was negatively impacted by $0.4 million of severance expense due to operation leadership changes.

Other factors affecting income (loss) from continuing operations
The following is a description of the other costs and benefits affecting income (loss) from continuing operations for the three and nine months ended September 30, 2014, and 2013, respectively:

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(in millions)
Other (costs) benefits:
Corporate expenses and other	$(23.5)	$(19.8)	18.7%	$(68.0)	$(31.2)	117.9%
Depreciation and amortization	(60.2)	(39.5)	52.4%	(177.2)	(85.2)	108.0%
Pre-opening and development costs	(1.6)	(63.1)	(97.5)%	(11.9)	(87.9)	(86.5)%
Share-based compensation expense	(1.4)	(3.1)	(54.8)%	(10.1)	(8.2)	23.2%
Write-downs, reserves and recoveries, net	(1.1)	(12.1)	(90.9)%	(4.4)	(14.3)	(69.2)%
Loss from equity method investment	—	—	NM	—	(92.2)	NM
Loss on early extinguishment of debt	—	(30.8)	NM	(8.2)	(30.8)	NM
Interest expense, net	(62.5)	(48.5)	28.9%	(191.3)	(105.4)	81.5%
Income tax benefit (expense)	(7.0)	47.4	(114.8)%	(8.1)	51.8	(115.6)%
NM — Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour and the Retama Park management operations. For the nine months ended September 30, 2014, the increase in corporate expenses was primarily driven by the acquisition of Ameristar, the change in allocation methodology for corporate expenses, implemented in the 2013 third quarter, and $7.3 million in additional expenses from referendum opposition costs and severance.

For the three months ended September 30, 2014, the increase in corporate expenses was primarily driven by $3.7 million in additional expenses from referendum opposition costs and severance.

The increases in corporate expenses for the three and nine months ended September 30, 2014, were partially offset by the realization of synergies from the Ameristar merger and integration.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2014, as compared to the prior-year periods due to the acquisition of Ameristar and the opening of Belterra Park in May 2014.

Pre-opening, development and other costs for the three and nine months ended September 30, 2014, and 2013 consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Ameristar acquisition (1)	$(0.2)	$62.3	$2.2	$86.0
Belterra Park (2)	0.8	0.3	8.2	0.5
Other (3)	1.0	0.5	1.5	1.4
Total pre-opening, development and other costs	$1.6	$63.1	$11.9	$87.9

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(2)	Belterra Park opened on May 1, 2014.

(3)	Includes $0.9 million of cost associated with our evaluation of a REIT spin-off transaction.
Share-based compensation expense for the nine months ended September 30, 2014, increased primarily due to new stock awards to employees associated with the Ameristar transaction. For the three months ended September 30, 2014, share-based compensation expense decreased as certain performance share award are no longer expected to vest.
Write-downs, reserves and recoveries consist of $1.1 million and $4.4 million in losses during the three and nine months ended September 30, 2014, respectively. The losses related to a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters recognized during the second quarter of 2014 and net losses from the disposal or abandonment of slot and other equipment at our properties in the normal course of business during the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2013, we recognized net losses of $12.1 million and $14.3 million, respectively. During the third quarter of 2013, we recognized an impairment loss of our Boomtown Bossier City gaming license of $10.0 million.
Interest expense consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest expense	$62.8	$49.7	$194.3	$108.0
Interest income	—	(0.2)	(0.3)	(0.4)
Capitalized interest	(0.3)	(1.0)	(2.7)	(2.2)
Total interest expense, net	$62.5	$48.5	$191.3	$105.4

The increase in gross interest expense is attributable to the additional debt incurred to fund our acquisition of Ameristar and other development projects. The increase in capitalized interest for the nine months ended September 30, 2014 is attributable to interest expense capitalization on our recently completed Belterra Park development and a hotel tower development at our Boomtown New Orleans property, which is currently expected to open by the end of 2014.

Loss on equity method investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. (“ACDL”). During 2013, we recorded impairments of approximately $94.0 million fully impairing the remaining asset carrying value of our investment in ACDL.

Loss on early extinguishment of debt: During the second quarter of 2014, we incurred a $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write off of previously unamortized debt issuance costs and original issuance discount costs.

During the third quarter of 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% Senior Notes due 2017 and the amendment and restatement of our Credit Facility. The loss included premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.
Income taxes: Our effective tax rate for continuing operations for the three and nine months ended September 30, 2014, was 47.5%, or an expense of $7.0 million, and 25.1%, or an expense of $8.1 million, respectively, as compared to an effective tax rate of 50.1%, or a benefit of $47.4 million, and 26.7% or a benefit of $51.8 million, respectively, for the corresponding prior-year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the nine months ended September 30, 2014, included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns during the second quarter of 2014. Our state tax provision represents taxes in the jurisdiction of Indiana, Louisiana and the city jurisdictions in Missouri where we have no valuation allowance.
Discontinued operations: Discontinued operations consists of disposal groups classified as held for sale and measured at the lower of its carrying value or the fair value less cost to sell.
Lumiere Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell. In April 2014, we completed the sale of the ownership interests in these subsidiaries for cash consideration of $252.3 million, net of approximately $11.0 million in cash acquired by the buyer, subject to a net working capital. In July 2014, we agreed to a final working capital adjustment in which we refunded approximately $2.0 million in cash proceeds back to the buyer.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. At closing, we received approximately $180.0 million in cash that excludes $35.0 million of deferred consideration, of which $25.0 million is restricted cash subject to release by the Louisiana Gaming Control Board and $10.0 million is in the form of a note receivable from the buyer, due in July 2016. In April 2014, the Louisiana Gaming Control Board approved a resolution releasing us from the requirement to hold the $25.0 million of restricted cash. In August 2014, we entered into a settlement agreement with the buyer in which we received $4.8 million from escrow. The recovery of these proceeds and adjustments to our cost to sell estimates resulted in the recognition of an approximate $2.3 million gain during the three months ended September 30, 2014.

Boomtown Reno: In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owns 27 acres of the excess land surrounding Boomtown Reno. At closing, we received approximately $3.5 million in cash, resulting in a gain of $2.4 million. As of September 30, 2014, we continue to hold 783 acres of excess land surrounding Boomtown Reno. During the third quarter of 2014, we entered into agreement to sell this land, subject to a due diligence period.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey for total consideration of approximately $29.5 million. We expect no material ongoing financial impact from Atlantic City.

Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar as the site of a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land. As of September 30, 2014, this option has not been exercised.

Total discontinued operations: Revenues and net income (loss) from discontinued operations are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$44.2	$41.0	$139.2
Income (loss) before income taxes	4.9	(140.9)	5.2	(131.8)
Income tax benefit (expense)	(0.1)	7.6	(0.1)	2.9
Income (loss) from discontinued operations, net of taxes	$4.8	$(133.3)	$5.1	$(128.9)
Net assets for entities and operations included in discontinued operations are summarized as follows:

	September 30, 2014	December 31, 2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$11.8	$275.3
Other assets, net	8.9	47.2
Total assets	$20.7	$322.5
Liabilities:
Total liabilities	$0.3	$26.1
Net assets	$20.4	$296.4
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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At September 30, 2014, and December 31, 2013, we had accrued $26.3 million and $18.9 million, respectively, for the estimated cost of providing mychoice benefits. As of December 31, 2013, we had accrued $12.8 million for the estimated cost of providing benefits under Ameristar customer loyalty program.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we held $155.0 million of cash and cash equivalents and $5.7 million of restricted cash. As of September 30, 2014, we had approximately $564.9 million drawn on our $1.0 billion revolving credit facility and had approximately $12.7 million committed under various letters of credit. During the 2014 third quarter, the Company retired $107 million in aggregate principal amount of term loans. The debt retired in the 2014 third quarter was accomplished principally with cash flow from operations.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of our development projects and our compliance with covenants contained in our credit agreement and the indentures governing our senior subordinated notes and senior notes.

	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2014	2013	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$270.5	$129.8	108.4%
Net cash provided by (used in) investing activities	$75.5	$(1,919.1)	(103.9)%
Net cash provided by (used in) financing activities	$(389.6)	$1,895.6	(120.6)%
NM — Not Meaningful
Operating Cash Flow
Our cash provided by operating activities increased for the nine months ended September 30, 2014, as compared to the prior-year period, as a result of the August 2013 acquisition of Ameristar.
Investing Cash Flow

The following is a summary of our capital expenditures by segment or development project:

	For the nine months ended September 30,
	2014	2013
	(in millions)
Midwest segment	$137.1	$100.7
South segment	37.7	57.3
West segment	3.4	0.8
Other	10.5	29.7
Total capital expenditures	$188.7	$188.5

We opened our Belterra Park property in May 2014. We have a guaranteed maximum price agreement of $131.0 million with the general contractor for Belterra Park. As of September 30, 2014, we have spent approximately $199.4 million of the $209 million budget, excluding land and capitalized interest costs.

We are currently constructing a 150-guestroom hotel tower at our Boomtown New Orleans property. As of September 30, 2014, we spent approximately $16.7 million to date of the $20 million budget, excluding land and capitalized interest costs. We expect the project will remain on budget. The opening of the project has been delayed due to certain construction related issues. We now expect the hotel tower to open by the end of 2014.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments, and fund the development of our projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible. The Company is currently evaluating conducting an equity offering of up to approximately $1 billion, the proceeds of which would be used to repay existing debt and for other general corporate purposes. There can be no assurance that we will be able to raise the funds associated with the contemplated equity offering due to economic conditions or otherwise and upon acceptable terms or at all.

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

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to carry out the proposed separation of our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT” or “Prop Co”), the common stock of which would be distributed to Pinnacle stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity (“Op Co”) following the transaction. The completion of the REIT transaction is subject to the successful resolutions of various contingencies, including, but not limited to, approval by the required gaming regulators, and obtaining a private letter ruling from the U.S. Internal Revenue Service.

Under the plan being pursued, Prop Co will initially own the real estate assets of Pinnacle, with most of the assets being leased back to Op Co for use by its subsidiaries through a triple net Master Lease Agreement. The terms of that Master Lease Agreement, including key items like rent structure and coverage, have yet to be determined. We expect that Prop Co will pursue growth of its portfolio and annual dividend distribution through real property acquisitions, with a broad mandate in the gaming, leisure and entertainment industries. After the proposed separation, Op Co, through its licensed subsidiaries, would operate gaming entertainment centers in the facilities leased from Prop Co and own other assets, including its gaming licenses, gaming equipment, and other non-casino assets and equity interests. We expect to complete the REIT transaction in 2016, with REIT election for corporate tax purposes occurring shortly thereafter. However, there can be no assurance that we will be able to complete the proposed REIT transaction in 2016 or at all.

In advance of the proposed REIT Transaction, the Company expects to pursue financing in order to enhance the Company’s financial flexibility. In addition financing transactions will be required to effect the proposed REIT Transaction. We do not currently have commitments from underwriters or lenders for such financing transactions. To the extent that market conditions deteriorate, we may be unable to complete the financings on terms acceptable to us or at all and therefore may be unable to complete the proposed REIT Transaction.

In November 2014, the Company’s Board of Directors adopted a short-term REIT protection shareholder rights plan to prohibit ownership of more than 9.8% of its outstanding common stock in order to safeguard our ability to pursue a pro rata dividend in the proposed Prop Co spin-off transaction under Section 355 of the Internal Revenue Code of 1986.

Under the shareholder rights plan, any person or group that acquires beneficial ownership of 9.8% or more of Pinnacle common stock without Board approval would be subject to significant dilution. The rights will expire upon the earliest of (i) November 6, 2016, (ii) the first business day after the closing of the proposed Prop Co spin-off transaction, or (iii) the time at which the rights are redeemed or exchanged under the shareholder rights plan. We intend to submit the shareholder rights plan for ratification by the Company’s stockholders at the Company's 2015 Annual Meeting of Stockholders.
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1 billion revolving credit commitment. As of September 30, 2014, we had approximately $564.9 million drawn under the $1 billion revolving credit facility and approximately $12.7 million committed under various letters of credit under our Credit Facility. The Credit Facility was entered into in connection with the merger with Ameristar (the “Merger”) and replaced our Fourth Amended and Restated Credit Agreement, as amended. As of September 30, 2014, we fully repaid the outstanding principal balances of our Tranche B-1 term loans.

Since completing the Merger, the Company has retired approximately $770 million of aggregate principal amount of term loans through September 2014, including the aggregate principal outstanding of Tranche B-1 term loans, for a net total principal reduction of approximately $570 million after giving effect to incremental revolving credit facility drawings during that time period. Among other sources, proceeds from the sale of Ameristar Lake Charles in November 2013, proceeds from the sale of the Lumiére Place Casino and Hotels in April 2014 and $25 million in proceeds from the April 2014 Louisiana Gaming Control Board resolution relieving us of the requirement to hold restricted cash in connection with the Golden Nugget Lake Charles development were used to repay aggregate principal amounts outstanding on our term loans.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of September 30, 2014, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 7.75 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.25 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until December 31, 2017. As of September 30, 2014, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $62.9 million in total assets as of September 30, 2014, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of September 30, 2014, we had outstanding $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), $850 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), and $1.040 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”).

6.375% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850 million of 6.375% Notes, which offering was done by PNK Finance Corp., a wholly-owned unrestricted subsidiary of Pinnacle under the Company's indentures and Credit Facility. The 6.375% Notes were issued in a private offering conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (“Securities Act”), at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, net proceeds from the offering were approximately $835 million. We used the net proceeds from the offering together with the proceeds from our Credit Facility (which is described above), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% Senior Unsecured Notes due 2017 and provide working capital and funds for general corporate purposes.

In connection with the offering of the 6.375% Notes, we filed a Registration Statement on Form S-4 under the Securities Act in April 2014 to exchange the 6.375% Notes for a new issue of substantially identical notes registered under the Securities Act. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears in cash on February 1 and August 1, commencing on February 1, 2014. The 6.375% Notes will mature on August 1, 2021.

Upon the consummation of the Merger, PNK Finance Corp. merged with and into the Company and ceased to be a separate entity. In addition, upon consummation of the Merger, Pinnacle and certain of its subsidiaries (including certain subsidiaries that were subsidiaries of Ameristar prior to the consummation of the Merger) (collectively referred to as the “Note Guarantors”), the Company assumed the obligations of PNK Finance Corp., and the Note Guarantors guaranteed the obligations of Pinnacle thereunder.

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

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indenture governing the 7.50% Notes, among other baskets, we are permitted to incur the greater of $1.8 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indentures governing the 8.75% Notes and 7.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $100 million or 5% of Consolidated Net Tangible Assets (as defined in the 7.50% Indenture). Under the indentures, we may also incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) was above 2.0 to 1.0 as of September 30, 2014.

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

The 7.50% Notes, 8.75% Notes, 6.375% Notes, and 7.75% Notes become callable at a premium over their face amount on April 15, 2015, May 15, 2015, August 5, 2016, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

As of September 30, 2014, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 8.75% Notes, 7.75% Notes, 6.375% Notes and 7.50% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended September 30, 2014 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no newly identified critical accounting policies and estimates in the third quarter of 2014, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, Form 10-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “purposes,” “could,” “may,” “will,” “would,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, the Company’s intention to separate its real estate assets into a REIT and the timing thereof, the ability of the Company to complete financing transactions in connection with the proposed REIT transaction, the potential advantages, benefits and impact of, and opportunities created by, the proposed REIT transaction, the ability of the Company to obtain a private letter ruling from the U.S. Internal Revenue Service regarding the proposed REIT transaction, the ability of each of the Company (post-spin) and Prop Co to conduct and expand their respective businesses following the proposed spin-off, the adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the expected benefits of the Company’s marketing programs; the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the expected synergies, cost savings and benefits of the Ameristar transaction, including the expected accretive effect of the transaction on the Company’s financial results and profit, prospective performance and opportunities, the budgets, completion and opening schedules of the Company’s various projects, including the Boomtown New Orleans hotel tower project, the facilities, features and amenities of the Company’s various projects the ability of the Company to sell or otherwise dispose of discontinued operations, the Company's anticipated future capital expenditures, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, the Company's ability to achieve the expected financial objectives and returns of L'Auberge Baton Rouge and Belterra Park, the Company's ability to improve operations and performance at Belterra Park and Boomtown New Orleans, and the ability of ACDL's Vietnamese subsidiary to operate the property, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this quarterly report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•
although we are pursuing a plan to separate our real estate assets from our operating assets, the plan is subject to the successful resolution of various contingencies and we may not be successful in executing such plan on the time frame currently contemplated, or at all;

•	legislative or other actions affecting REITs could have a negative effect on the proposed REIT transaction;

•	there is no assurance that we will successfully complete contemplated financings, and therefore we may be unable to complete the proposed REIT transaction;

•	our shareholders rights agreement may not preserve Prop Co's ability to elect REIT status;

•	our business is particularly sensitive to reductions in consumers' discretionary spending as a result of any downturns in the economy or other changes we cannot accurately predict;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2014, we had approximately $12.7 million committed under various letters of credit under our Credit Facility and approximately $564.9 million in revolver and base rate borrowings under our Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of September 30, 2014. As of September 30, 2014, we had approximately $830.0 million outstanding under these term loans. The term loans bear interest at a LIBOR rate plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either a LIBOR rate plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio.
As of September 30, 2014, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease approximately $0.6 million, assuming constant debt levels. If LIBOR rates were to increase by one percentage point, our annual interest expense would increase by approximately $6.9 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at September 30, 2014. At September 30, 2014, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$—	$—	$564,918	$564,918	$551,838
Interest Rate	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%
Term B2 Loan	$2,750	$11,000	$11,000	$11,000	$11,000	$783,249	$829,999	$819,624
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$884,000
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,091,355
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$349,375
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$369,250
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$1	$6	$7	$8	$8	$60	$90	$90
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2014. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

During the three months ended September 30, 2014, there were no material developments with respect to the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014, under the heading “Legal Proceedings” and to which reference should be made.

Item 1A. Risk Factors

The following are new risk factors that should be read in conjunction with the risk factors set forth under Part I, Item 1A “Risk Factors“ in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Although we are pursuing a plan to separate our real estate assets from our operating assets, the plan is subject to the successful resolution of various contingencies and we may not be successful in executing such plan on the time frame currently contemplated, or at all.

On November 6, 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to pursue this proposed separation of our real estate assets through the distribution to our stockholders in a tax-free spin-off of a newly formed publicly traded real estate investment trust (“Prop Co”), with the Company remaining as the entity operating our gaming and leisure business (“Op Co”) following the such transaction (the “Proposed REIT Transaction”). The Proposed REIT Transaction is complex and there are significant implementation and operational complexities to address before we separate our real estate assets into a REIT including, among other things, obtaining a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (the “IRS”) regarding certain aspects of the Proposed REIT Transaction, obtaining required gaming regulatory approvals, entering into a master lease agreement and certain other agreements between Prop Co and Op Co, completing certain financings relating to the Proposed REIT Transaction and completing certain internal reorganizations to successfully position Prop Co and Op Co for the Proposed REIT Transaction. Even if Prop Co is ultimately able to qualify as a REIT, there is no assurance that the tax laws, regulations or interpretations thereof will not change in a manner that could be disadvantageous to our stockholders, and the future stockholders of Prop Co, or adversely affect the intended benefits of the Proposed REIT Transaction.

Our plan is contingent on successfully resolving such conditions. The timing and outcome of many of the conditions are beyond our control. Furthermore, our Board of Directors may decide not to pursue the Proposed REIT Transaction, or to delay the Proposed REIT Transaction. There is no assurance as to if, or when, the Proposed REIT Transaction will be consummated or, if consummated, whether such transaction will be successful.

Further, we face a number of risks in connection with the Proposed REIT transaction, including, but not limited to:

•
if any event, change or other circumstance occurs that results in the termination of the Proposed REIT Transaction, or otherwise results in a failure to complete the Proposed REIT Transaction, such occurrence could negatively impact our stock price; and

•
we expect to incur a number of non-recurring transaction fees and other costs associated with completing the Proposed REIT Transaction that will be substantial, as well as significant non-cash charges related to debt issuance write-offs and asset impairment charges, that will have an adverse impact on our results of operations.

The completion of the Proposed REIT Transaction is contingent, among the other items mentioned above, on receipt of final approval by our Board of Directors, execution of definitive documentation, receipt of legal and accounting opinions, and other customary conditions. We may, at any time and for any reason until the Proposed REIT Transaction is complete, abandon the Proposed REIT Transaction separation or modify or change the terms of the Proposed REIT Transaction.

Legislative or other actions affecting REITs could have a negative effect on the Proposed REIT Transaction.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us and our ability to complete the Proposed REIT Transaction or the intended benefits of the Proposed REIT Transaction.  We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect Prop Co’s ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to Prop Co’s investors and it of such qualification.

On February 26, 2014, House Ways and Means Committee Chairman David Camp released a proposal (the “Camp Proposal”) for comprehensive tax reform. The Camp Proposal includes a number of provisions that, if enacted, would have an adverse effect on corporations seeking to make an election to be taxed as a REIT. These include the following: (i) if the stock of a corporation is distributed in a tax-free spin-off under section 355 of the Code, such corporation will not be eligible to make an election to be taxed as a REIT for the ten-year period following the taxable year in which the spin-off occurs, (ii) if a corporation elects to be taxed as a REIT, such corporation will be required to recognize certain built-in gains inherent in its property as if all its assets were sold at their fair market value immediately before the close of the taxable year immediately before the corporation became taxed as a REIT, and (iii) any dividend made to satisfy the REIT requirement that a REIT must not have any earnings and profits accumulated during non-REIT years by the end of its first tax year as a REIT must be made in cash instead of a combination of cash and stock. Provisions (i) and (ii), if enacted in their current form, would apply to REIT elections and tax-free spin-off distributions made on or after February 26, 2014. If enacted in its current form, the Camp Proposal would materially and adversely affect Prop Co’s ability to make an election to be taxed as a REIT. It is uncertain whether the Camp Proposal, in its current form as it relates to Prop Co, or any other legislation affecting REITs and entities desiring to elect REIT status will be enacted and whether any such legislation will apply to Prop Co because of its proposed effective date or otherwise.

There is no assurance that we will successfully complete contemplated financings, and therefore we may be unable to complete the Proposed REIT Transaction.

In advance of the Proposed REIT Transaction, we expect to pursue financing in order to enhance the Company’s financial flexibility. In addition, financing transactions will be required to effect the Proposed REIT Transaction. We do not currently have commitments from underwriters or lenders for such financing transactions. To the extent that market conditions deteriorate, we may be unable to complete the financings on terms acceptable to us, or at all, and therefore may be unable to complete the Proposed REIT Transaction.

Our Rights Agreement may not preserve Prop Co’s ability to elect REIT status.

In November 2014, we entered a Rights Agreement in an effort to protect stockholder value by attempting to provide for the preservation of Prop Co’s REIT status by limiting ownership concentration that could threaten Prop Co’s REIT status. The exercisability of the Rights is triggered only after a person or group has exceeded beneficial ownership of in excess of 9.8% of our common stock, as calculated in accordance with the Rights Agreement (the “Ownership Threshold”), therefore the Rights Agreement, by its terms, cannot prevent a stockholder from exceeding the Ownership Threshold and thereby threatening Prop Co’s REIT status. Nevertheless, we expect that the potential for substantial dilution to a person or group that exceeds the Ownership Threshold will strongly discourage a stockholder from exceeding such Ownership Threshold and becoming an Acquiring Person, as defined in the Rights Agreement.

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

10.1†*	Separation Agreement and General Release, dated as of September 4, 2014, by and between Pinnacle Entertainment, Inc. and Michelle Shriver.

10.2†
Employment Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.3†
Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.4†
Stock Option Grant Notice and Stock Option Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.5*
First Amendment to the Fourth Amended and Restated Shareholders Agreement, dated as of September 5, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	November 10, 2014	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.1†*	Separation Agreement and General Release, dated as of September 4, 2014, by and between Pinnacle Entertainment, Inc. and Michelle Shriver.

10.2†
Employment Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.3†
Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.4†
Stock Option Grant Notice and Stock Option Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.5*
First Amendment to the Fourth Amended and Restated Shareholders Agreement, dated as of September 5, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P.

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):
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