Form 10-K
period 2014-12-31
PINNACLE ENTERTAINMENT INC.
filed 2015-03-02
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13641
PINNACLE ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3667491 (I.R.S. Employer Identification No.)
3980 Howard Hughes Parkway
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014 was $1,477 million based on a closing price of $25.18 per share of common stock as reported on the New York Stock Exchange.
The number of outstanding shares of the registrant's common stock as of the close of business on February 26, 2015 was 60,244,891.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive 2015 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

Exhibit 4.11
Exhibit 4.12
Exhibit 4.15
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.11
Exhibit 10.20
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I

Item 1.	Business

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We own and operate 15 gaming entertainment properties in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, as well as a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series. References in these footnotes to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing our guests with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve profit margins by focusing on operational excellence and efficiency while meeting our guests' expectations of value. We seek to connect our portfolio of properties through a common guest loyalty program, while looking to leverage the benefits of our diversified portfolio of properties for our guests whenever possible. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, and growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve or develop. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Highlights of 2014 include the following:

•
Substantially completed the integration of our operations related to the merger with Ameristar Casinos, Inc. (“Ameristar”), including the implementation and realization of synergies from the combined businesses and the successful implementation and expansion of our mychoice loyalty program to the acquired Ameristar properties;

•
Retired $514.3 million of aggregate principal amount of term loans under our Amended and Restated Credit Agreement (“Credit Facility”) for a net reduction of $401.3 million after giving effect to incremental revolving credit facility borrowings. This includes the redemption of our then outstanding principal balance of Tranche B-1 term loans;

•
Opened our Belterra Park Gaming and Entertainment Center (“Belterra Park”) property in Cincinnati, Ohio, which offers live racing, pari-mutuel wagering, video lottery terminal (“VLT”) gaming, six restaurants, a VIP lounge, and new racing facilities in May 2014;

•
Completed the sale of the ownership interests in our subsidiaries that operate the Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumiére Place Casino and Hotels”) for net cash consideration of $250.3 million in April 2014; and

•	Opened 150-room hotel at Boomtown New Orleans Casino in New Orleans, Louisiana, in December 2014.

Over the last several years, we have developed and opened three properties, Belterra Park in Cincinnati, Ohio, L’Auberge Casino & Hotel Baton Rouge in Baton Rouge, Louisiana, and River City Casino in St. Louis, Missouri. We also have made some strategic acquisitions (the August 2013 acquisition of Ameristar) and dispositions, including the equity interest of subsidiaries that operate the Lumiére Place Casino and Hotels, the equity interest of Ameristar Casino Lake Charles, LLC, Boomtown Reno operations and associated land, Atlantic City land and our Argentina operations.

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to carry out the proposed separation of our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT”), the common stock of which would be distributed to Pinnacle stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity (“Op Co”) following the transaction. The expected completion of the REIT transaction in 2016 is subject to the successful resolution of various contingencies, including, but not limited to, approval by the required gaming regulators, and obtaining a private letter ruling from the U.S. Internal Revenue Service.

Operating Properties

The following table presents selected statistical and other information concerning our properties as of December 31, 2014:

	Location	Opening Year	Casino Square Footage	Slot Machines/Video Lottery Terminals	Table Games	Hotel Rooms (1)	Food & Beverage Outlets (2)	Parking Spaces
Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	1996	38,500	1,588	23	444	8	3,027
Ameristar East Chicago	East Chicago, IN	1997	56,000	1,768	56	288	8	2,245
Ameristar Kansas City	Kansas City, MO	1997	140,000	2,450	71	184	12	8,320
Ameristar St. Charles	St. Charles, MO	1994	130,000	2,507	77	397	14	6,250
River City	St. Louis, MO	2010	90,000	2,011	61	200	9	4,122
Belterra	Florence, IN	2000	47,000	1,210	45	662	9	2,200
Belterra Park	Cincinnati, OH	2014	51,800	1,325	—	—	8	2,246

South segment
Ameristar Vicksburg	Vicksburg, MS	1994	70,000	1,549	37	149	5	2,500
Boomtown Bossier City	Bossier City, LA	1996	30,000	866	16	187	3	1,800
Boomtown New Orleans	New Orleans, LA	1994	30,000	1,242	31	150	5	1,907
L'Auberge Baton Rouge	Baton Rouge, LA	2012	74,000	1,428	56	205	6	2,400
L'Auberge Lake Charles	Lake Charles, LA	2005	70,000	1,568	75	995	11	3,236

West segment
Ameristar Black Hawk	Black Hawk, CO	2001	56,000	1,368	55	536	7	1,500
Cactus Petes and Horseshu	Jackpot, NV	1956	29,000	782	20	416	10	920
			912,300	21,662	623	4,813	115	42,673

(1)
Includes 284 rooms at Ameristar Council Bluffs operated by a third party and located on land owned by us and leased to such third party and 54 rooms at Belterra relating to the Olge Haus Inn, which is owned and operated by us and located in close proximity to Belterra.

(2)	Includes two outlets at Ameristar East Chicago and one outlet at Ameristar Kansas City that are leased to and operated by third parties.
Midwest Segment
Our Ameristar Council Bluffs property is located across the Missouri River from Omaha, Nebraska, and includes the largest riverboat in Iowa. This property serves the Omaha and southwestern Iowa markets. Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of another riverboat casino and a land-based casino with a pari-mutuel racetrack.
Our Ameristar East Chicago property is located approximately 25 miles from downtown Chicago, Illinois and serves metropolitan Chicago and Northwest Indiana. Ameristar East Chicago’s core competitive markets include Northwest Indiana and Northeast Illinois.
Our Ameristar Kansas City property, located seven miles from downtown Kansas City, Missouri, has one of the largest casino floors in Missouri. The property attracts guests from the greater Kansas City area, as well as regional overnight guests. Ameristar Kansas City competes with several other gaming operations located in and around Kansas City, Missouri, and other regional Midwest markets.
Our Ameristar St. Charles property and our River City property are located in the St. Louis, Missouri market. Our Ameristar St. Charles property is located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, includes a 130,000 square-foot casino located on approximately 52 acres along the western bank of the Missouri River. Our River City Casino property, which includes a single-level, 90,000 square-foot casino, is located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri.
Both of our St. Louis properties compete with several other gaming operations located in the metropolitan St. Louis area and other regional Midwest markets. Two of these competitors are located in Illinois.
Our southern Indiana property, Belterra, is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and one-half hours from Indianapolis, Indiana. Belterra Casino Resort currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra Casino Resort, two racetrack casinos in the Indianapolis, Indiana metropolitan area, and multiple casino and racino developments in the state of Ohio, including our Belterra Park property.
Our Belterra Park property is located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. Following an extensive re-development, we re-opened the property in May 2014 as a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, six restaurants, a VIP lounge, and new racing facilities. Belterra Park faces competition from casinos and racinos in Ohio and Indiana, including our Belterra Casino property, discussed above.
South Segment
Our Ameristar Vicksburg property is located in Vicksburg, Mississippi along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. Ameristar Vicksburg is the largest dockside casino in central Mississippi. The property caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area. Ameristar Vicksburg primarily competes with three other gaming operations located in Vicksburg, Mississippi. The property also faces competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg and from gaming properties located in or immediately surrounding Biloxi, Mississippi and the broader Mississippi Gulf Coast area.
Our Boomtown Bossier City property is located in Bossier City, Louisiana. Boomtown Bossier City features a hotel adjoining a dockside riverboat casino and competes with five dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas.
Our Boomtown New Orleans property is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, two riverboat casinos, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos on the Mississippi Gulf Coast.
In December 2014, we opened a 150-guestroom hotel tower at our Boomtown New Orleans property.
Our L'Auberge Baton Rouge property is located on a portion of the 577 acres of land that we own approximately ten miles southeast of downtown Baton Rouge, Louisiana. L'Auberge Baton Rouge offers a fully integrated casino entertainment experience. L'Auberge Baton Rouge competes directly with two casinos in the Baton Rouge area and other resort facilities regionally in New Orleans and the Mississippi Gulf Coast.
Our L'Auberge Lake Charles property, located in Lake Charles, Louisiana, offers one of the closest full-scale casino-hotel facilities to Houston, Texas, as well as to the Austin, Texas and San Antonio, Texas metropolitan areas. Our property is approximately 140 miles from Houston and approximately 300 miles and 335 miles from Austin and San Antonio, respectively.
L'Auberge Lake Charles competes with other full-service regional and destination resort casinos, including those in Lake Charles, Louisiana; New Orleans, Louisiana; Biloxi, Mississippi; and Las Vegas, Nevada. In December 2014, a new competitor, the Golden Nugget Lake Charles, opened in Lake Charles, Louisiana and is located adjacent to our property. Our property also competes with a land-based Native American casino, which is approximately 43 miles northeast of Lake Charles; a racetrack slot operation located approximately 25 miles to the west; and numerous truck stops with slot machines in many parishes of Louisiana.

West Segment
Our Ameristar Black Hawk property, located in the center of the Black Hawk gaming district, is approximately 40 miles west of Denver. The property caters primarily to patrons from the Denver metropolitan area and surrounding states and primarily competes with 23 other gaming operations located in the Black Hawk and Central City gaming market in Colorado.
Our Cactus Petes and Horseshu properties (collectively, the “Jackpot Properties”) are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot Properties serve guests primarily from Idaho, and secondarily from Oregon, Washington, Montana, northern California and the southwestern Canadian provinces. The Jackpot Properties compete primarily with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino and hotel near Pocatello, Idaho.

Other Assets and Operations

We own and operate the Heartland Poker Tour, which is a live and televised poker tournament series that broadcasts its events on hundreds of network television, cable and satellite stations.

We own 75.5% of the equity of Pinnacle Retama Partners, LLC, which is the owner of the racing license utilized in the operation of Retama Park Racetrack. We also have a management contract with Retama Development Corporation (“RDC”) to manage the day-to-day operations of Retama Park Racetrack.

Financial information about segments and geographic areas is incorporated by reference from Notes 1 and 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Assets to be Sold or Held for Sale

In August 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that own and operate the Lumiére Place Casino and Hotels. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. We have received approximately $209.8 million in cash consideration associated with the sale of Ameristar Lake Charles and $10.0 million of deferred consideration, which is in the form of a note receivable from the buyer due in July 2016.

In June 2012, we closed on the sale of our Boomtown Reno operations. In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owns 27 acres of the excess land surrounding Boomtown Reno. As of December 31, 2014, we continue to hold 783 acres of excess land surrounding Boomtown Reno. During the third quarter of 2014, we entered into an agreement to sell this land, subject to a due diligence period.

During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey, for total consideration of approximately $29.5 million.

We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land. As of December 31, 2014, this option had not been exercised.

Competition
We face significant competition in each of the jurisdictions in which we operate. Such competition may intensify in some of these jurisdictions if new gaming operations open in these markets or existing competitors expand their operations. Our properties compete directly with other gaming properties in each state in which we operate, as well as properties in other states. We also compete for customers with other casino operators in other markets, including casinos located on Native American reservations, and other forms of gaming, such as lotteries and Internet gaming. Many of our competitors are larger and have substantially greater name recognition and marketing and financial resources. In some instances, particularly with Native American casinos, our competitors pay substantially lower taxes or no taxes at all, as compared to us. We believe that increased legalized gaming in certain states, particularly in areas close to our existing gaming properties such as Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Mississippi, Nebraska, Ohio, Oklahoma, and Texas; the development or expansion of Native

American gaming in or near the states in which we operate; and the potential legalization of Internet gaming could create additional competition for us and could adversely affect our operations or proposed development projects.

Government Regulation and Gaming Issues

The gaming industry is highly regulated, and we must maintain our licenses to continue our operations. Each of our casinos is subject to extensive regulation under the laws, rules and regulations of the jurisdiction in which it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. For a more detailed description of the statutes and regulations to which we are subject, please see Exhibit 99.1 to this Annual Report on Form 10-K, “Government Regulation and Gaming Issues,” which is incorporated herein by reference.

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

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had a material effect upon our capital expenditures, earnings or the competitive positions of our properties. From time to time, certain of our development projects may require substantial costs for environmental remediation due to prior use of our development sites. Our River City site, for example, was previously used for heavy industrial purposes, necessitating remediation of the site by us as part of the overall project. Our project budgets typically include amounts expected to cover the remediation work required.

Executive Officers of the Registrant
The persons serving as our executive officers as of March 2, 2015, and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	Chief Executive Officer and Director
Carlos A. Ruisanchez	President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Administrative Officer
Troy A. Stremming	Executive Vice President, Government Relations and Public Affairs
Neil E. Walkoff	Executive Vice President, Operations

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers as of March 2, 2015:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	Chief Executive Officer of Pinnacle Entertainment, Inc.
Stephen C. Comer	Retired Accounting Firm Managing Partner
Richard J. Goeglein	Owner, Evening Star Holdings, LLC (Business Consulting Firm), and Former Gaming Executive
Bruce A. Leslie	Attorney, Bruce A. Leslie, Chtd.
James L. Martineau	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Business Advisor and Private Investor
Desirée Rogers	Chief Executive Officer of Johnson Publishing Company, LLC
Jaynie M. Studenmund	Corporate Director and Advisor

Other

Pinnacle Entertainment, Inc., a Delaware corporation, is the successor to the Hollywood Park Turf Club, which was organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. and in February 2000, we became Pinnacle Entertainment, Inc. As of January 31, 2015, we employed 14,738 full-time and part-time employees.

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

This Annual Report on Form 10-K is qualified in its entirety by these risk factors. We also face other risks and uncertainties beyond what is described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of securities, including our common stock, could decline significantly. You could lose all or part of your investment.

Our business is particularly sensitive to reductions in consumers' discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict.

Demand for entertainment and leisure activities is sensitive to consumers' disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. We compete with a broad range of entertainment and leisure activities and consumer preferences may change. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, continued high unemployment levels, the housing and credit crises, higher fuel or other transportation costs, and changes in consumer confidence may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected or that customers will continue to want to frequent our properties or continue to spend money at our properties. Many of our younger customers do not play slot machines, which is where we derive the majority of our revenue. In the event that our customers do not use slot machines, this may have an adverse effect on our results of operations. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations. Deterioration in operating results could affect our liquidity and our ability to comply with financial covenant ratios, other covenants and requirements in our amended and restated credit facility and covenants and requirements under the bond indentures discussed in other risk factors below.

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

Several of our properties are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or create competitive pressure, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to our existing casinos could be significantly and adversely affected by the legalization or expansion of gaming in new jurisdictions, including, in particular, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Mississippi, Nebraska, Ohio, Oklahoma and Texas areas where our customers may also visit, and by the development or expansion of Native American casinos in areas where our customers may visit.

In addition, because the global economic recession has reduced the revenues of state governments from traditional tax sources, voters and state legislatures may be more sympathetic to proposals authorizing or expanding gaming in those jurisdictions. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow.

In June 2013, a new casino opened in Bossier City, Louisiana. This new casino has resulted in increased competition for our properties in Louisiana, particularly our Boomtown Bossier City casino. Moreover, we face new competition in the Lake Charles, Louisiana region from the Golden Nugget Casino, which opened in December 2014 and is adjacent to our L'Auberge

Lake Charles property. In Colorado, a referendum was proposed so that horse racetracks in Arapahoe, Mesa and Pueblo counties would be able to have table games and slot machines. The Colorado referendum was defeated in November 2014.

From time to time, our competitors refurbish, rebrand or expand their casino offerings, which could function to increase competition. For example, a large competitor reopened a rebranded and refurbished riverboat casino in Lawrenceburg, Indiana, replacing a smaller facility near our Belterra property. In addition, changes in ownership may result in improved quality of our competitors' facilities, which may make such facilities more competitive.

We face competition from racetracks that offer VLT’s, including seven operating in Ohio, one of which is our property, Belterra Park. On July 24, 2013, the Ohio Supreme Court agreed to determine whether opponents of VLT’s have standing to challenge the decision to allow VLT’s at the state’s seven horse racetracks. The opponents assert that expanding the Ohio lottery by allowing VLT’s without putting the question to voters was improper. A lower court ruled that the opponents lacked legal standing in the case. That decision was appealed and unanimously upheld by the 10th Circuit Court of Appeals. The opponents appealed again and the Ohio Supreme Court will hear the case in June 2015. We do not know how the Ohio Supreme Court will rule and what impact, if any, the ruling may have on VLT operations at racetracks in Ohio.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, VLTs, video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from Internet lotteries and other Internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from our properties and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. In particular, certain states including Nevada, Delaware and New Jersey passed legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013, Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos, which went into effect in November 2013. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

Our gaming operations rely heavily on technology services provided by third parties. In the event that there is an interruption of these services to us, it may have an adverse effect on our operations and financial conditions.

We have entered into a number of agreements with third parties related to providing gaming operating systems for our properties. As a result, we rely on such third parties to provide uninterrupted services to us in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at our casinos and have a material effect on our business, operating results and financial condition.

Any unscheduled interruption in our technology services is likely to result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our gaming operations, cloud computing and lottery systems. Such interruptions may occur as a result of, for example, catastrophic events or rolling blackouts. Our systems are also vulnerable to damage or interruption from earthquakes, floods, fires, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and similar events.

Our business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests' or our business partners' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit guest information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our guests' information may be lost, disclosed, accessed or taken without our guests' consent.

In addition, Pinnacle, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, guests' or business partners' information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, businesses, operating results and financial condition.

Although we are pursuing a plan to separate our real estate assets from our operating assets in connection with a potential REIT transaction, the plan is subject to the successful resolution of various contingencies and we may not be successful in executing such plan on the time frame currently contemplated, or at all.

On November 6, 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to pursue this proposed separation of our real estate assets through the distribution to our stockholders in a tax-free spin-off of a newly formed publicly traded real estate investment trust (“Prop Co”), with the Company remaining as the entity operating our gaming and leisure business (“Op Co”) following the such transaction (the “Proposed REIT Transaction”). The Proposed REIT Transaction is complex and there are significant implementation, financial and operational complexities to address before we separate our real estate assets into Prop Co including, among other things, obtaining a favorable private letter ruling (“PLR”) from the U.S. Internal Revenue Service (the “IRS”) regarding certain aspects of the Proposed REIT Transaction, obtaining required gaming regulatory approvals, entering into a master lease agreement and certain other agreements between Prop Co and Op Co, completing certain financings and completing certain internal reorganizations to successfully position Prop Co. Even if Prop Co is ultimately able to qualify as a REIT, there is no assurance that the tax laws, regulations or interpretations thereof will not change in a manner that could be disadvantageous to our stockholders, and the future stockholders of Prop Co, or adversely affect the intended benefits of the Proposed REIT Transaction.

Our plan is contingent on the successful resolution of such conditions. The timing and outcome of many of the conditions are beyond our control. Furthermore, our Board of Directors may decide not to pursue the Proposed REIT Transaction, to modify any of the previously announced terms of the Proposed REIT Transaction or to delay the Proposed REIT Transaction. There is no assurance as to if, or when, the Proposed REIT Transaction will be consummated or, if consummated, whether such transaction will be successful.

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

The completion of the Proposed REIT Transaction is contingent, among the other items mentioned above, on receipt of final approval by our Board of Directors, execution of definitive documentation, receipt of legal and accounting opinions, and other customary conditions. We may, at any time and for any reason until the Proposed REIT Transaction is complete, abandon the Proposed REIT Transaction or modify or change the terms of the Proposed REIT Transaction.

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

On February 26, 2014, House Ways and Means Committee Chairman David Camp released a proposal (the “Camp Proposal”) for comprehensive tax reform. The Camp Proposal includes a number of provisions that, if enacted, would have an adverse effect on corporations seeking to make an election to be taxed as a REIT. These include the following: (i) if the stock of a corporation is distributed in a tax-free spin-off under Section 355 of the Internal Revenue Code, such corporation will not be eligible to make an election to be taxed as a REIT for the ten-year period following the taxable year in which the spin-off occurs, (ii) if a corporation elects to be taxed as a REIT, such corporation will be required to recognize certain built-in gains inherent in its property as if all its assets were sold at their fair market value immediately before the close of the taxable year immediately before the corporation became taxed as a REIT, and (iii) any dividend made to satisfy the REIT requirement that a REIT must not have any earnings and profits accumulated during non-REIT years by the end of its first tax year as a REIT must be made in cash instead of a combination of cash and stock. Provisions (i) and (ii), if enacted in their current form, would apply to REIT elections and tax-free spin-off distributions made on or after February 26, 2014. If enacted in its current form, the Camp Proposal would materially and adversely affect Prop Co’s ability to make an election to be taxed as a REIT. It is uncertain whether the Camp Proposal, in its current form as it relates to Prop Co, or any other legislation affecting REITs and entities desiring to elect REIT status, will be enacted and whether any such legislation will apply to Prop Co because of its proposed effective date or otherwise.

There is no assurance that we will successfully complete contemplated financings, and therefore we may be unable to complete the Proposed REIT Transaction.

In advance of the Proposed REIT Transaction, we expect to pursue financing in order to enhance the Company’s financial flexibility. In addition, certain financing transactions will be required to effect the Proposed REIT Transaction. We do not currently have commitments from underwriters or lenders for such financing transactions. To the extent that market conditions deteriorate, we may be unable to complete the financings on terms acceptable to us, or at all, and therefore may be unable to complete the Proposed REIT Transaction.

Our Rights Agreement may not preserve Prop Co’s ability to elect REIT status.

On November 6, 2014, we entered a Rights Agreement in an effort to safeguard the Company's ability to pursue the Proposed REIT Transaction by attempting to provide for the preservation of Prop Co’s REIT status by limiting ownership concentration that could threaten Prop Co’s REIT status. The exercisability of the rights is triggered only after a person or group has obtained beneficial ownership of 9.8% or more of our common stock, as calculated in accordance with the Rights Agreement (the “Ownership Threshold”), therefore the Rights Agreement, by its terms, cannot prevent a stockholder from exceeding the Ownership Threshold and thereby threatening Prop Co’s REIT status. Nevertheless, we expect that the potential for substantial dilution to a person or group that exceeds the Ownership Threshold will strongly discourage a stockholder from exceeding such Ownership Threshold and becoming an Acquiring Person, as defined in the Rights Agreement.

We face risks associated with growth and acquisitions.

We regularly evaluate opportunities for growth through development of gaming operations in existing or new markets, through acquiring other gaming entertainment facilities or through redeveloping our existing facilities. The expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. It is uncertain that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems. Additionally, it is uncertain that we will receive gaming or other necessary licenses or governmental approvals for our new projects or in jurisdictions that we have not operated in the past or that gaming will be approved in jurisdictions where it is not currently approved. Further, we may not obtain adequate financing for such opportunities on acceptable terms.

If we make new acquisitions or new investments, we may face additional risks related to our business, results of operations, financial condition, liquidity and ability to satisfy your financial covenants and comply with other restrictive covenants under our debt agreements and pay or refinance our senior notes and senior subordinated notes and other indebtedness.

We derived 31.6% and 29.7% of our revenues in 2014 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Four of our fifteen gaming properties are located in Louisiana. During 2014, we derived 31.6% of our revenues from these four casinos and 17.5% from one of them, L’Auberge Lake Charles in Lake Charles, Louisiana. In addition, we derived 29.7% of our revenues from three casinos in the Missouri region during 2014.

Because we derive a significant percentage of our revenues from properties concentrated in two states, we are subject to greater risks from regional conditions than a gaming company with operating properties in several different geographies. A decrease in revenues from or increase in costs for one of these locations is likely to have a proportionally greater impact on our business and operations than it would for a gaming company with more geographically diverse operating properties. Risks from regional conditions include the following:

•	regional economic conditions;

•	regional competitive conditions, including legalization or expansion of gaming in Louisiana (including in Lake Charles, Louisiana by Golden Nugget) or Missouri or in neighboring states;

•	reduced land and air travel due to increasing fuel costs or transportation disruptions;

•	inaccessibility of the area due to inclement weather, road construction or closure of primary access routes;

•	the outbreak of public health threats at any of our properties, or in the areas in which they are located, or the perception that such threats exist; and

•	a decline in the number of visitors.

Our present indebtedness and projected future borrowings could adversely affect our financial health; future cash flows may not be sufficient to meet our obligations, and we may have difficulty obtaining additional financing; and we may experience adverse effects of interest rate fluctuations.

As of December 31, 2014, we had indebtedness of approximately $4.0 billion, including $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022, $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020, $850 million aggregate principal amount of 6.375% senior notes due 2021, and $1.04 billion aggregate principal amount of 7.50% senior notes due 2021, approximately $607 million in borrowings under our revolving commitment under our Credit Facility and approximately $782 million in outstanding term loans. In addition, we had approximately $12.7 million in outstanding letters of credit under our Credit Facility as of December 31, 2014.

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

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our amended and restated credit facility, the term loans, the senior notes and the senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our amended and restated revolving credit facility matures in August 2018 and the tranche B-2 term loans mature in August 2020. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Our amended and restated credit facility and the indentures governing our senior notes and senior subordinated notes impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries' ability to:

•	incur additional debt;

•	make payments on subordinated obligations;

•	make dividends or distributions and repurchase stock;

•	make investments;

•	grant liens on our property to secure debt;

•	enter into certain transactions with affiliates;

•	sell assets or enter into mergers or consolidations;

•	sell equity interest in our subsidiaries;

•	create dividend and other payment restrictions affecting our subsidiaries;

•	change the nature of our lines of business;

•	make capital expenditure;

•	designate restricted and unrestricted subsidiaries; and

•	amend or modify our subordinate indebtedness without obtaining consent from the holders of our senior indebtedness.

Our amended and restated credit facility imposes various customary affirmative covenants on us and our restricted subsidiaries, including, among others, reporting covenants, covenants to maintain insurance, comply with laws and maintain properties and other covenants customary in senior credit financings of this type. In addition, our amended and restated credit facility requires that we comply with various restrictive maintenance financial covenants, including an interest coverage ratio, a total leverage ratio (a ratio of total debt to annualized Adjusted EBITDA (as defined)), and a senior secured debt ratio.

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

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our amended and restated credit facility in amounts sufficient to enable us to pay our indebtedness, as such indebtedness matures and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

Our ability to obtain additional financing on commercially reasonable terms may be limited.

Although we believe that our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under the revolver under our amended and restated credit facility, will provide adequate resources to fund ongoing operating requirements, we may need to seek additional financing to compete effectively. Our debt ratings affect both our ability to raise debt financing and the cost of that financing. Future downgrades of our debt ratings may increase our borrowing costs and affect our ability to access the debt markets on terms and in amounts that would be satisfactory to us. If we are unable to obtain financing on commercially reasonable terms, it could:

•	reduce funds available to us for purposes such as working capital, capital expenditures, strategic acquisitions and other general corporate purposes;

•	restrict our ability to capitalize on business opportunities;

•	increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

•	place us at a competitive disadvantage.

In the event that we undertake future development plans for capital-intensive projects, we may be required to borrow significant amounts under our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

  We expect to fund our working capital and general corporate requirements (including our development activities) with cash flow from operations and funding from the amended and restated credit facility, but cannot provide assurances that such financing will provide adequate funding for our future property developments. In the event that we pursue future property developments and our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to implement future development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets and may not be able to do so on favorable terms or on terms acceptable to us.

We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations.

We test goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill and other indefinite-lived intangible assets because the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. If we are required to recognize an impairment to some portion of our goodwill and other indefinite-lived intangible assets, it could adversely affect our financial condition and results of operations.

We review the carrying value of our long-lived assets whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. If we are required to recognize an impairment to some portion of the carrying value of our long-lived assets, it could adversely affect our financial condition and results of operations.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

We cannot assure you that the revenues generated from our new developments and acquired properties will be sufficient to pay related expenses if and when these developments are completed, or, even if revenues are sufficient to pay expenses, that the new developments and acquired properties will yield an adequate return or any return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect our operating results and financial condition and may make it more difficult to raise capital, even as such a shortfall would increase the need to raise capital. In addition, as our new properties open, they may compete with our existing properties. For example, our development at our Belterra Park facility in Ohio competes with our Belterra Casino Resort in Indiana.

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

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increase in costs of labor, including due to potential unionization of our employees;

•	our properties use significant amounts of electricity, natural gas and other forms of energy, and energy price increase may adversely affect our cost structure; and

•	our properties use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

The global recession has affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict.

The economic recession has had and may continue to have far reaching adverse consequences across many industries, including the gaming industry, which has an effect on our business and financial condition. The U.S. economy continues to experience some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. While the U.S. economy has slowly emerged from the recession, high levels of unemployment have continued to persist. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the recovery is uncertain. If the economic recovery slows or stalls, or if the economy experiences another recession, we may experience a material adverse effect on our business, results of operations and financial condition.

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

Construction of major buildings has certain inherent risks, including the risks of fire, structural collapse, human error and electrical, mechanical and plumbing malfunction. In addition, projects entail additional risks related to structural heights and the required use of cranes. Our development and expansion projects also entail significant risks, including:

•	shortage of materials;

•	shortage of skilled labor or work stoppages;

•	unforeseen construction scheduling, engineering, excavation, environmental or geological problems;

•	natural disasters, hurricanes, weather interference, changes in river levels, floods, fires, earthquakes or other casualty losses or delays;

•	unanticipated cost increase or delays in completing the project;

•	delays in obtaining or inability to obtain or maintain necessary license or permits;

•	changes to plans or specifications;

•	performance by contractors and subcontractors;

•	disputes with contractors;

•	disruption of our operations caused by diversion of management's attention to new development projects and construction at our existing properties;

•	remediation of environmental contamination at some of our proposed construction sites, which may prove more costly than anticipated in our construction budgets;

•	failure to obtain and maintain necessary gaming regulatory approvals and licenses, or failure to obtain such approvals and licenses on a timely basis;

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

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Colorado Division of Gaming, the Colorado Limited Gaming Control Commission, Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission, the Ohio Lottery Commission, and the Texas Racing Commission may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of the Company's securities. In addition, many of the Company's key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

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

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking bans and restrictions have significantly impacted business volumes.

In February 2014, the Indiana Supreme Court struck down an ordinance that extended a smoking ban to restaurants and bars, but exempted a local casino. The Indiana Supreme Court held that the ordinance violated the state constitution’s equal privileges and immunities clause. While the Indiana Supreme Court’s decision only applies to this ordinance, similar challenges may be made to invalidate exemptions for casinos in ordinances and laws in Indiana which may result in new laws and ordinances that prohibit smoking at Belterra Casino Resort and Ameristar East Chicago. If smoking was prohibited at our properties in Indiana, we believe that this will adversely effect on our businesses.

In January 2015, the New Orleans City Council unanimously approved an ordinance in the City of New Orleans that prohibits smoking in casinos, bars and restaurants. Our Boomtown New Orleans property is located in the West Bank and not in the City of New Orleans, so the smoking ban does not apply to our property. However, if a smoking ban was approved in the West Bank, we believe that this will adversely effect on our business.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to our properties and deter customers from visiting our properties.

Our continued success depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to our facilities or make it difficult for them to frequent our properties. In late 2013 and early 2014, there were severe cold temperatures in the Midwest, that we believe adversely affected our financial performance in our Midwest segment. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for our properties could make it more difficult for potential customers to travel to our properties and deter customers from visiting. Our dockside gaming facilities in Indiana, Iowa, Louisiana, Mississippi and Missouri, as well as any additional riverboat or dockside casino properties that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of our vessels leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana properties are located, and the severity of such natural disasters is unpredictable. Our facilities in St. Louis (River City and Ameristar St. Charles) are located near an earthquake fault line and are subject to earthquakes. In addition, our River City casino is in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods. Our Ameristar Council Bluffs property in Iowa is located on the Missouri River, which fell to record low levels in the fall and winter of 2012-2013 due to a drought in the region. There can be no assurance that the contingency plans we have implemented to accommodate the changes in river level will be adequate to prevent damage to, closure of or a restriction of access to the casino vessel at Ameristar Council Bluffs in the event of a drought. Actual levels of the Missouri River lower than those currently forecasted would increase such risks. Any such damage, closure or restriction of access could cause our Ameristar Council Bluffs business to be materially adversely affected.

In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed our former Biloxi, Mississippi facility. In August 2005, our Boomtown New Orleans casino was forced to close for 34 days as a result of Hurricane Katrina. In September 2005, Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge Lake Charles facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of our former President Casino, and caused a power outage over the course of two days at our Belterra Casino Resort in Indiana. In March 2011, our Belterra Park racetrack was forced to delay the opening of live racing due to flooding from the Ohio River. In addition, the Ho Tram Strip project is located on the coast of the Eastern Sea, a location that is vulnerable to natural disasters, including typhoons. In October 2012, Hurricane Isaac delayed the opening of L’Auberge Baton Rouge for approximately a week and caused a temporary closure of Boomtown New Orleans for five days.

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

The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us.

A substantial majority of our revenues is attributable to slot machines operated by us at our casinos. It is important that, for competitive reasons, we offer the most popular and up-to-date slot machine games with the latest technology to our guests.

In recent years, the prices of new slot machines with additional features have escalated faster than the general rate of inflation. Furthermore, in recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participation lease arrangements in order to acquire the machines. Participation slot machine leasing arrangements typically require the payment of a fixed daily rental. Such agreements may also include a percentage payment of coin-in or net win. Generally, a participation lease is substantially more expensive over the long-term than the cost to purchase a new machine.

For competitive reasons, we may choose to purchase new slot machines or enter into participation lease arrangements that are more expensive than the costs associated with the continued operation of our existing slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participation lease costs, it could hurt our profitability.

We materially rely on a variety of hardware and software products to maximize revenue and efficiency in our operations. Technology in the gaming industry is developing rapidly, and we may need to invest substantial amounts to acquire the most current gaming and hotel technology and equipment in order to remain competitive in the markets in which we operate. Ensuring the successful implementation and maintenance of any new technology acquired is an additional risk.

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

Because of significant loss experience caused by hurricanes and other natural disasters over the last several years, a number of insurance companies have significantly limited the amount of coverage they will write in these markets and have dramatically increased the premiums charged for this coverage. As a result, our policy limits for Weather Catastrophe Occurrences/Named Windstorms are significantly less than the policy limits we had during the 2005 hurricane season. Our coverage for a Named Windstorm, Flood and Earthquake today is $200 million per occurrence, subject to a deductible, including business interruption. For other catastrophes, our coverage today is $700 million per occurrence, subject to a deductible, including business interruption. In addition, as a result of the worldwide economic conditions, there has been uncertainty as to the viability of certain insurance companies. While we believe that the insurance companies from which we have purchased insurance policies will remain solvent, there is no certainty that this will be the case.

We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations.

Although we maintain insurance that our management believes is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. The lack of adequate insurance for certain types or levels of risk could expose us to significant losses in the event that a catastrophe occurred for which we are uninsured or underinsured. Any losses we incur that are not adequately covered by insurance may decrease our future operating income, require us to find replacements or repairs for destroyed property and reduce the funds available for payments of our obligations.

Work stoppages, organizing drives and other labor problems could negatively impact our future profits.

We are currently a party to two collective bargaining agreements at our Belterra Park facility and two collective bargaining agreements with certain employees at our East Chicago facility. In addition, other unions have approached our employees. A lengthy strike or other work stoppages at any of our casino properties or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future.

We face environmental and archaeological regulation of our real estate.

Our business is subject to a variety of federal, state and local governmental statutes and regulations relating to activities or operations that may have adverse environmental effects, such as discharges to air and water and use, storage, discharge, emission and disposal of hazardous materials and concentrated animal feeding operations. These laws and regulations are complex, and subject to change, and failure to comply with such laws could result in the imposition of severe penalties or restrictions on our operations by government agencies or courts of law or the incurrence of significant costs for the remediation of spills, disposals or other releases of hazardous or toxic substances or wastes. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating contamination on its property, without regard to whether the owner or operator knew of, or caused, the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time that they occurred. We endeavor to maintain compliance with environmental laws, but from time to time, current or historical operations on, or adjacent to, our property may have resulted or may result in noncompliance with environmental laws or liability for cleanup pursuant to environmental laws. A material fine or penalty, severe operational or development restriction, or imposition of material remediation costs could adversely affect our business. In addition, the locations of our current or future developments may coincide with sites containing archaeologically significant artifacts, such as Native American remains and artifacts. Federal, state and local governmental regulations relating to the protection of such sites may require us to modify, delay or cancel construction projects at significant cost to us.

We are subject to litigation, which, if adversely determined, could cause us to incur substantial losses.

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

We are subject to certain federal, state and other regulations.

We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements.  Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation.  In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and recent public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income.  This could impact our ability to attract and retain casino guests.

Our riverboats must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. Our casino barges also must meet local fire safety standards. We would incur additional costs if any of our gaming facilities were not in compliance with one or more of these regulations.

We are also subject to a variety of other federal, state and local laws and regulations, including those relating to zoning, construction, land use, employment, marketing and advertising and the production, sale and service of alcoholic beverages. If we are not in compliance with these laws and regulations, it could have a material adverse effect on our business, financial condition and results of operations.

The imposition of a substantial penalty could have a material adverse effect on our business.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

There is a growing political and scientific consensus that greenhouse gas emissions, also referred to herein as “GHG” continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. Climate change, including the impact of global warming, creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events. Climate change could have a material adverse effect on our results of operations, financial condition, and liquidity. We have described the risks to us associated with extreme weather events in the risk factors above.

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our guests' ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions.

We face business and regulatory risks associated with our investment in ACDL.

PNK Development 18, LLC (“PNK 18”), one of our wholly owned unrestricted subsidiaries, owns a minority interest in Asian Coast Development (Canada) Ltd., a British Columbia corporation (“ACDL”). Entities affiliated with Harbinger Capital Partners (“Harbinger”) are the majority shareholders of ACDL. ACDL's wholly owned subsidiary Ho Tram Project Company Limited (“HTP”) is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the “Ho Tram Strip”). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited. We fully impaired the value of our investment in ACDL in the first quarter of 2013.

HTP's operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL's, HTP's or our control. The gaming elements of the businesses are subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect HTP's gaming operations. Because ACDL and HTP have limited operating history, it may be more difficult for them to prepare for and respond to these types of risks than for a company with an established business and operating cash flow.

ACDL has operations outside the United States, which expose us to complex foreign and U.S. regulations inherent in doing business in Vietnam. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”), and other anti-corruption laws that generally prohibit U.S. companies and their intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the

FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. The SEC and U.S. Department of Justice in recent years have increased their enforcement activities with respect to the FCPA.

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

Compliance with international and U.S. laws and regulations that apply to ACDL's international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on us.

Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left the company.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we have entered into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain employed by us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

We have experienced and expect to continue to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our properties or at our corporate level, our results of operations could be adversely affected.

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

We lease certain parcels of land on which Ameristar East Chicago, L'Auberge Lake Charles, River City, and Belterra Casino Resort are located. As a ground lessee, we have the right to use the leased land; however, we do not hold fee ownership in the underlying land. Accordingly, with respect to the leased land, we will have no interest in the land or improvements thereon at the expiration of the ground leases. Moreover, since we do not completely control the land underlying the property, a landowner could take certain actions to disrupt our rights in the land leased under the long-term leases which are beyond our control. If the entity owning any leased land chose to disrupt our use either permanently or for a significant period of time, then the value of our assets could be impaired and our business and operations could be adversely affected. If we were to default on any one or more of these leases, the applicable lessors could terminate the affected leases and we could lose possession of the affected land and any improvements on the land, including the hotels and casinos. This would have a significant adverse effect on our business, financial condition and results of operations as we would then be unable to operate all or portions of the affected facilities and may result in the default under our amended and restated credit facility.

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

The market price for our common stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our common stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;

•	change in market valuations of companies in our industry;

•	change in expectations of future financial performance;

•	regulatory changes;

•	fluctuations in stock market prices and volumes;

•	issuance of common stock market prices and volumes;

•	issuance of common stock or other securities in the future;

•	the addition or departure of key personnel; and

•	announcements by us or our competitors of acquisitions, investments, dispositions, joint ventures or other significant business decisions.

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

Forward - Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, ability to separate the Company’s real estate assets into a real estate investment trust (“REIT”) and the timing thereof, the ability to obtain financing in connection with the REIT transaction, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the ability of the Company to sell or otherwise dispose of discontinued operations, the Company's anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, and the Company's ability to improve operations and performance at Belterra Park and Boomtown New Orleans, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others, the various risk factors discussed above, in addition to general domestic and international economic and political conditions as well as market conditions in our industry. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2014:

	Approximate Number of
	Slot Machines/Video	Table	Guest
Locations	Lottery Terminals	Games	Rooms
Operating Properties by Segment:

Midwest segment, which includes
Ameristar Council Bluffs, IA	1,588	23	444
Ameristar East Chicago, IN	1,768	56	288
Ameristar Kansas City, MO	2,450	71	184
Ameristar St. Charles, MO	2,507	77	397
River City, MO	2,011	61	200
Belterra, IN	1,210	45	662
Belterra Park, OH	1,325	—	—

South segment, which includes
Ameristar Vicksburg, MS	1,549	37	149
Boomtown Bossier City, LA	866	16	187
Boomtown New Orleans, LA	1,242	31	150
L'Auberge Baton Rouge, LA	1,428	56	205
L'Auberge Lake Charles, LA	1,568	75	995

West segment, which includes
Ameristar Black Hawk, CO	1,368	55	536
Cactus Petes and Horseshu, NV	782	20	416
	21,662	623	4,813

Ameristar Council Bluffs: Ameristar Council Bluffs is located on an approximately 69-acre site along the east bank of the Missouri River. We own approximately 46 acres of this site and have rights to use the remaining portion of the site that is owned by the State of Iowa for a term expiring in 2045. We lease approximately one acre of the Ameristar Council Bluffs site to a third party for the operation of a 188-room limited service Holiday Inn Suites Hotel and a 96-room Hampton Inn Hotel.
Ameristar East Chicago: Ameristar East Chicago is located on a 28-acre site in East Chicago, Indiana, approximately 25 miles from downtown Chicago, Illinois. We lease the site from the City of East Chicago under a ground lease that expires (after giving effect to our renewal options) in 2086. We own the casino vessel, hotel and other improvements on the site.
Ameristar Kansas City: Ameristar Kansas City is located on approximately 183 acres of property that we own. The site is east of and adjacent to Interstate 435 along the north bank of the Missouri River.
Ameristar St. Charles: Ameristar St. Charles is located on approximately 52 acres that we own along the west bank of the Missouri River immediately north of Interstate 70. In addition, we own various real property in the region, including undeveloped land held for possible future wetlands remediation.
River City: We lease 56 acres in south St. Louis County located approximately 12 miles south of downtown St. Louis, where we have built our River City casino. The lease has a term of 99 years and commenced in September 2005.
Belterra: We lease approximately 148 acres of the 315 acres that our Belterra occupies in southern Indiana. The current lease term is through September 2015 and has seven remaining consecutive five-year automatic renewal periods. We also have the option to purchase the land on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino. We also own a 54-guestroom hotel on six acres approximately 10 miles from Belterra.
Belterra Park: The Belterra Park site includes approximately 160 acres that we own in southeast Cincinnati. We re-developed the site as a gaming entertainment property that opened in May 2014.

Ameristar Vicksburg: Ameristar Vicksburg is located on two parcels, totaling approximately 52 acres, that we own in Vicksburg, Mississippi, on either side of Washington Street near Interstate 20. We own or lease various other properties in the vicinity that are not part of our facility, including a service station and convenience store and a recreational vehicle park that we operate.
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
Boomtown New Orleans: We own approximately 54 acres in Harvey, Louisiana, that are utilized by Boomtown New Orleans. We also own the facilities and associated improvements at the property, including the dockside riverboat casino and hotel.
L'Auberge Baton Rouge: We own approximately 577 acres of land located approximately 10 miles south of downtown Baton Rouge, Louisiana. Approximately 77 acres are utilized by L'Auberge Baton Rouge.
L’Auberge Lake Charles: We lease 232 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge Lake Charles casino-hotel resort is located. We own the facilities and associated improvements at the property, including the casino facility and 54 acres of excess land surrounding the site.
Ameristar Black Hawk: Ameristar Black Hawk is located on a site of approximately 6 acres that we own on the north side of Colorado Highway 119 in Black Hawk, Colorado. We own various other properties in the vicinity that are not part of our facility, including approximately 100 acres of largely hillside land across Richman Street from the casino site, portions of which are used for overflow parking, administrative offices and other operational uses, and a warehouse.
Cactus Petes and Horseshu: We own approximately 116 acres in or around Jackpot, Nevada, including the 34-acre site of Cactus Petes and the 25-acre site of The Horseshu. The Cactus Petes and Horseshu sites are across from each other on either side of U.S. Highway 93. We also own a service station and 288 housing units in Jackpot that support the primary operations of Cactus Petes and the Horseshu.
Central City, Colorado: We own approximately one and one-half acres of gaming-zoned land in Central City, Colorado.
Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar Casinos, Inc. in January 2012 as the site of a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land. As of December 31, 2014, this option had not been exercised.
Reno, Nevada: We hold approximately 783 acres of excess land surrounding Boomtown Reno. During the third quarter of 2014, we entered into an agreement to sell this land, subject to a due diligence period.
Other: We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada.
Virtually all of our real property interests collateralize our obligations under our amended and restated credit facility.

Item 3.	Legal Proceedings

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
Market Information: Our common stock is quoted on the New York Stock Exchange under the symbol “PNK.” The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange:

	Price Range
	High	Low
2014
Fourth Quarter	$26.00	$19.66
Third Quarter	27.45	21.46
Second Quarter	25.72	21.57
First Quarter	26.77	20.33
2013
Fourth Quarter	$26.58	$22.40
Third Quarter	25.71	18.85
Second Quarter	20.99	14.14
First Quarter	16.97	13.28
Holders: As of February 26, 2015, there were 1,947 stockholders of record of our common stock.
Dividends: We did not pay any cash dividends in 2014 or 2013. Our indentures governing our senior subordinated notes, senior notes and our credit facility limit the amount of dividends that we are permitted to pay.
Sales of Unregistered Equity Securities: During the years ended December 31, 2014, 2013, and 2012, we did not issue or sell any unregistered equity securities.

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
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”) and the Dow Jones US Gambling Index. The total cumulative return calculations are for the period commencing December 31, 2009 and ending December 31, 2014, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Pinnacle Entertainment, Inc.	$100.00	$156.12	$113.14	$176.28	$289.42	$247.77
NYSE Composite Index	$100.00	$113.39	$109.04	$126.47	$159.71	$170.49
Dow Jones US Gambling Index	$100.00	$173.11	$160.92	$177.84	$305.42	$247.97

*
Assumes $100 invested on December 31, 2009 in Pinnacle’s common stock, the NYSE Composite Index and the Dow Jones US Gambling Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Item 6.	Selected Financial Data
The following selected financial information for the years 2010 through 2014 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2014 (a)	2013 (b)	2012 (c)	2011 (d)	2010 (e)
		(in millions, except per share data)
Results of Operations:
Revenues	$2,210.5	$1,487.8	$1,002.8	$940.9	$859.0
Operating income	310.5	104.4	136.7	127.3	52.4
Income (loss) from continuing operations, net of income taxes	38.3	(133.4)	(13.2)	28.9	(41.0)
Income (loss) from discontinued operations, net of income taxes	5.5	(122.5)	(18.6)	(31.4)	17.6
Income (loss) from continuing operations per common share:
Basic	$0.64	$(2.27)	$(0.22)	$0.47	$(0.67)
Diluted	$0.62	$(2.27)	$(0.22)	$0.46	$(0.67)
Other Data:
Capital expenditures and land additions	$230.8	$292.6	$299.5	$153.5	$157.5
Ratio of Earnings to Fixed Charges (f)	1.1x	—	1.0x	1.2x	—
Cash Flows Provided by (Used in):
Operating activities	$328.5	$161.1	$186.9	$131.8	$88.7
Investing activities	33.2	(1,842.7)	(302.1)	(293.4)	(130.7)
Financing activities	(395.6)	1,778.5	136.7	46.5	108.2
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents (g)	$170.3	$203.5	$100.5	$82.9	$199.9
Total assets	4,833.7	5,159.4	2,109.0	1,950.6	1,883.8
Long-term debt less current portion	3,975.6	4,364.0	1,437.3	1,223.9	1,176.6
Total stockholders’ equity	289.4	225.2	447.1	519.4	507.4

(a)
The financial results for 2014 include the full year impact of the acquisition of Ameristar Casinos, Inc. In addition, financial results include the opening of Belterra Park, which opened May 1, 2014, the redemption of approximately $514.3 million of aggregate principal amount of term loans, for a net reduction in total debt of $401.3 million under our Amended and Restated Credit Agreement, a portion of which resulted in a $8.2 million loss on early extinguishment of debt.

(b)
The financial results for 2013 include the impact of the acquisition of Ameristar in August 2013. In addition, we incurred $85.3 million in costs associated with the acquisition of Ameristar Casinos, Inc., we incurred a $30.8 million loss on early extinguishment of debt, a $144.6 million charge to discontinued operations for the impairment of the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels classified as assets held for sale in 2013, a $10.0 million charge related to the impairment of our Boomtown Bossier City gaming license, a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with Ameristar's deferred tax liabilities, and a $92.2 million impairment of our investment in ACDL.

(c)
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

(d)
The financial results for 2011 include a full year of operations at River City, and the purchase of River Downs racetrack for approximately $45.2 million in January 2011, as well as our $95 million investment in ACDL in August 2011, which results have been included from the time of close. The purchase price of these entities has been excluded from the capital expenditures shown for 2011.

(e)
The financial results for 2010 reflect impairment charges totaling $35.5 million related to indefinite-lived intangible assets, land and development costs and buildings and equipment. In addition, the 2010 results reflect the March 2010 opening of River City and income from discontinued operations related to the recovery of insurance proceeds from our former Casino Magic Biloxi property.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were the income from continuing operations before income taxes and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $44.5 million and $56.4 million for the years ended December 31, 2013, and 2010, respectively.

(g)	Excludes amounts of cash and cash equivalents associated with entities and operations included in discontinued operations in the respective year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, our audited Consolidated Financial Statements and the notes thereto, included in this Annual Report on Form 10-K, and other filings with the Securities and Exchange Commission.

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We own and operate 15 gaming entertainment properties in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
River City	St. Louis, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

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

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Highlights of 2014 include the following:

•
Substantially completed the integration of our operations related to the merger with Ameristar Casinos, Inc. (“Ameristar”), including the implementation and realization of synergies from the combined businesses and the successful implementation and expansion of our mychoice loyalty program to the acquired Ameristar properties;

•
Retired $514.3 million of aggregate principal amount of term loans under our Amended and Restated Credit Agreement (“Credit Facility”) for a net reduction of $401.3 million after giving effect to incremental revolving credit facility borrowings. This includes the redemption of our then outstanding principal balance of Tranche B-1 term loans;

•
Opened our Belterra Park Gaming and Entertainment Center (“Belterra Park”) property in Cincinnati, Ohio, which offers live racing, pari-mutuel wagering, video lottery terminal gaming, six restaurants, a VIP lounge, and new racing facilities in May 2014;

•
Completed the sale of the ownership interests in our subsidiaries that operate the Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumiére Place Casino and Hotels”) for net cash consideration of $250.3 million in April 2014; and

•	Opened 150-room hotel at Boomtown New Orleans Casino in New Orleans, Louisiana, in December 2014.

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to carry out the proposed separation of our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT”), the common stock of which would be distributed to Pinnacle stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity (“Op Co”) following the transaction. The completion of the REIT transaction is subject to the successful resolution of various contingencies, including, but not limited to, approval by the required gaming regulators, and obtaining a private letter ruling from the U.S. Internal Revenue Service (“IRS”).

RESULTS OF OPERATIONS
The following table highlights our results of operations for the years ended December 31, 2014, 2013, and 2012. As discussed in Note 13, “Segment Information,” to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 13, “Segment Information,” to our Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA (defined below) for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to Income (loss) from continuing operations in accordance with U.S. GAAP.

	For the year ended December 31,
	2014	2013	2012
		(in millions)
Revenues:
Midwest segment (a)	$1,185.2	$650.9	$367.3
South segment (a)	801.9	748.1	634.9
West segment (a)	216.0	82.9	—
	2,203.1	1,481.9	1,002.2
Corporate and other (c)	7.4	6.0	0.6
Total revenues	$2,210.5	$1,487.9	$1,002.8
Adjusted EBITDA (b):
Midwest segment	$348.4	$183.7	$94.3
South segment	244.4	213.5	176.6
West segment	78.2	27.7	—
	671.0	424.9	270.9
Corporate expenses and other (c)	(86.2)	(54.3)	(20.6)
Consolidated Adjusted EBITDA (b)	$584.8	$370.6	$250.3
Other benefits (costs):
Depreciation and amortization	$(241.1)	$(148.5)	$(82.7)
Pre-opening, development and other costs	(13.0)	(89.0)	(21.5)
Non-cash share-based compensation	(13.9)	(11.5)	(8.5)
Write-downs, reserves and recoveries, net	(6.4)	(17.3)	(0.8)
Interest expense, net	(252.6)	(169.8)	(93.7)
Loss from equity method investment	(0.2)	(92.2)	(30.8)
Loss on early extinguishment of debt	(8.2)	(30.8)	(20.7)
Income tax (expense) benefit	(11.1)	55.1	(4.8)
Income (loss) from continuing operations	$38.3	$(133.4)	$(13.2)

(a)	See “Executive Summary” section for listing of properties included in each segment.

(b)
We define Consolidated Adjusted EBITDA as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, corporate-level litigation settlement costs, gain (loss) on sale of certain assets, loss on early extinguishment of debt, gain (loss) on sale of equity security investments, income (loss) from equity method investments, non-controlling interest and discontinued operations. We define Adjusted EBITDA for each operating segment as earnings before interest income and expense, income taxes, depreciation, amortization, pre-opening, development and other costs, non-cash share-based compensation, asset impairment costs, write-downs, reserves, recoveries, inter-company management fees, gain (loss) on sale of certain assets, gain (loss) on early extinguishment of debt, gain (loss) on sale of discontinued operations, and discontinued operations. We define Adjusted EBITDA margin as Adjusted EBITDA for the segment divided by segment revenues. We use Consolidated Adjusted EBITDA and Adjusted EBITDA for each segment to compare operating results among our properties and between accounting periods. Consolidated Adjusted EBITDA and Adjusted EBITDA have economic substance because they are used by management as measures to analyze the performance of our business and are especially relevant in evaluating large, long-lived casino-

hotel projects because they provide a perspective on the current effects of operating decisions separated from the substantial non-operational depreciation charges and financing costs of such projects. We eliminate the results from discontinued operations at the time they are deemed discontinued. We also review pre-opening, development and other costs separately, as such expenses are also included in total project costs when assessing budgets and project returns, and because such costs relate to anticipated future revenues and income. We believe that Consolidated Adjusted EBITDA and Adjusted EBITDA are useful measures for investors because they are indicators of the performance of ongoing business operations. These calculations are commonly used as a basis for investors, analysts and credit rating agencies to evaluate and compare operating performance and value of companies within our industry. In addition, our credit agreement and bond indentures require compliance with financial measures similar to Consolidated Adjusted EBITDA. Consolidated Adjusted EBITDA should not be considered as an alternative to operating income as an indicator of performance, or as an alternative to any other measure provided in accordance with GAAP. Our calculations of Adjusted EBITDA and Consolidated Adjusted EBITDA may be different from the calculation methods used by other companies and, therefore, comparability may be limited.

(c) Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Other includes expenses relating to the management of Retama Park Racetrack and the operation of Heartland Poker Tour.

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

Consolidated Overview

During 2014, consolidated income from continuing operations was $38.3 million, consolidated revenues increased by $722.7 million, or 48.6% year over year to $2.2 billion, and Consolidated Adjusted EBITDA was $584.8 million, an increase of $214.1 million, or 57.8%, year over year. The results reflect twelve months of revenues and Consolidated Adjusted EBITDA of Ameristar operations acquired in August of 2013.

During 2014, we have substantially completed the integration of the Ameristar properties into our operations. As a key part of the integration, we implemented operational changes to take advantage of synergies that were created as a result of our increased size and diversity. Additionally, as a part of the integration, we implemented company-wide best practices that positively impacted our operating results for 2014. For example, improvements made to our risk management program throughout our organization have benefited our operations through a reduction in the number and severity of general liability and workers' compensation claims, lower general liability and workers' compensation self-insurance costs, and a reduction in our general liability and workers' compensation self-insurance accruals as of December 31, 2014.

We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. In April 2014, we expanded the mychoice loyalty program to all Ameristar properties as part of the integration of the Ameristar properties, and now we offer benefits solely through the mychoice customer loyalty program. The expansion of the mychoice loyalty program negatively impacted consolidated operating results by $4.5 million in 2014.

We accrue a liability for the estimated cost of providing these mychoice program benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2014 and 2013, we had accrued $26.6 million and $18.9 million, respectively, for the estimated cost of providing these benefits. As of December 31, 2013, we had accrued $12.8 million for the estimated cost of providing benefits under Ameristar customer loyalty program.

Our consolidated operating results were impacted by the May 2014 opening of our Belterra Park property. The re-developed gaming and entertainment facility contributed $39.1 million in additional revenue during 2014.

Our revenue consists mostly of gaming revenue, which is primarily from slot machines and to a smaller extent, table games. The slot revenue represented approximately 83%, 79% and 78% of gaming revenue in 2014, 2013 and 2012, respectively. In analyzing the performance of our properties, the key indicators related to gaming revenue are slot handle and table games drop (which are volume indicators) and win or hold percentage.

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as gaming revenue, and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results from operations as a result of changes in hold percentages.

For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit worthy customers) are deposited in the gaming table’s drop box. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers.

Segment comparison of years ended December 31, 2014, 2013, and 2012

Midwest Segment

	For the year ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Gaming revenues	$1,075.0	$586.0	$323.0	83.4%	81.4%
Total revenues	1,185.2	650.9	367.3	82.1%	77.2%
Operating income	209.3	117.2	54.7	78.6%	114.3%
Adjusted EBITDA	348.4	183.7	94.3	89.6%	94.8%

In the Midwest segment, total revenues increased by $534.4 million or 82.1% to $1,185.2 million for the year ended December 31, 2014. Adjusted EBITDA increased by $164.6 million or 89.6%, to $348.4 million during the same period. During 2014, the Midwest segment's operating results improved year over year as a result of twelve months of operating results of the Ameristar properties, which were acquired in August 2013. The increase in total revenues is also attributable to the May 2014 opening of Belterra Park, which contributed $39.1 million in additional revenue during 2014. However, Midwest segment Adjusted EBITDA was negatively impacted by Belterra Park operating results during 2014.

Midwest segment results were also impacted by an improvement in revenue trends and profitability at Ameristar St. Charles and Ameristar East Chicago. Net revenues in the fourth quarter of 2014 at Ameristar Kansas City and Ameristar Council Bluffs were relatively unchanged year over year, however, operational efficiency permitted these properties to contribute year over year Adjusted EBITDA growth to the Midwest segment results. Belterra Resort continues to see revenue pressure from increased regional competition, however, a focus on cost control helped limit the impact of declining gaming revenue on Midwest segment results. Midwest segment Adjusted EBITDA was negatively impacted by a one-time $3.1 million charge due to the expansion of the mychoice customer loyalty program at the Ameristar-branded properties during the second quarter of 2014.

In 2013, Midwest segment operating results were positively impacted by the acquired Ameristar operations in August 2013. Midwest segment results were negatively affected by a generally challenging revenue environment in its core gaming markets. Belterra experienced year over year declines in its key metrics as a result of several new competitors in Cincinnati, Ohio, including Belterra Park, ramping up operations.

South Segment

	For the year ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Gaming revenues	$718.8	$671.9	$569.3	7.0%	18.0%
Total revenues	801.9	748.1	634.9	7.2%	17.8%
Operating income	163.9	136.7	119.9	19.9%	14.0%
Adjusted EBITDA	244.4	213.5	176.6	14.5%	20.9%

For the year ended December 31, 2014, the South segment's total revenues increased by $53.8 million or 7.2% year over year to $801.9 million. Adjusted EBITDA increased by $30.9 million or 14.5%, to $244.4 million. Twelve months of operating results from our Ameristar Vicksburg property, acquired in August 2013, contributed to the total revenues and Adjusted EBITDA increases in the South segment. In addition, South segment results were positively impacted by strong core demand trends and margin performance at our L'Auberge Lake Charles property, a stabilization of demand trends and profitability at Boomtown Bossier City, and increased operational efficiency at Ameristar Vicksburg. Boomtown New Orleans negatively impacted South Segment results in 2014, with declining operating results in 2014 as compared to 2013. In December 2014, we opened a new 150-guestroom hotel tower at Boomtown New Orleans and we expect this opening to drive incremental business to the property.

South Segment gaming revenues, total revenues and Adjusted EBITDA in 2014 were positively impacted by the operating results of L'Auberge Lake Charles. In December 2014, a new competitor in Lake Charles commenced operations. In an effort to retain L'Auberge Lake Charles team members, we implemented a one year team member retention program, which began in the second quarter of 2014. South Segment Adjusted EBITDA was negatively impacted by $2.8 million in costs incurred in connection with the retention program.

In 2013, South segment operating results were positively impacted by the addition of Ameristar Vicksburg acquired in August 2013. In addition, performance was driven by strong revenue and cash flow performance at L'Auberge Lake Charles and L'Auberge Baton Rouge. L'Auberge Lake Charles delivered revenue and Adjusted EBITDA growth to the South Segment in 2013 primarily through strong regional demand trends. L'Auberge Baton Rouge ramped up its revenue with further penetration of the Baton Rouge gaming market and increasing high end regional gaming volume. Boomtown Bossier's 2013 financial performance was adversely impacted by the addition of a new competitor in the Bossier City/Shreveport gaming market in June 2013.

West Segment

	For the year ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Gaming revenues	$180.6	$69.4	$—	160.2%	NA
Total revenues	216.0	82.9	—	160.6%	NA
Operating income	51.1	17.6	—	190.3%	NA
Adjusted EBITDA	78.2	27.7	—	182.3%	NA
NA — Not Applicable

For the year ended December 31, 2014, the West segment's total revenues increased by $133.1 million year over year to $216.0 million and Adjusted EBITDA increased $50.5 million to $78.2 million. The segment's Adjusted EBITDA margin was 36.2%.

The increase in revenues and Adjusted EBITDA in 2014 as compared to the year ended December 31, 2013, was primarily a result of the timing of the acquisition of the Ameristar properties, which comprises 100% of the total West segment results. In addition, operating performance was positively impacted by operational efficiencies at each property. West segment Adjusted EBITDA was negatively impacted by $1.0 million due to a one-time charge related to the expansion of the mychoice player loyalty program at each West segment property during the second quarter of 2014.

Severe weather and flooding constrained visitation to Ameristar Black Hawk in September 2013, which negatively affected the property's operating performance and West segment results.

Other factors affecting income (loss) from continuing operations

	For the year ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Other benefits (costs):
Corporate expenses and other	$(86.2)	$(54.3)	$(20.6)	58.7%	NM
Depreciation and amortization expense	(241.1)	(148.5)	(82.7)	62.4%	79.6%
Pre-opening, development and other costs	(13.0)	(89.0)	(21.5)	(85.4)%	NM
Non-cash share-based compensation expense	(13.9)	(11.5)	(8.5)	20.9%	35.3%
Write-downs, reserves and recoveries, net	(6.4)	(17.3)	(0.8)	(63.0)%	NM
Interest expense, net	(252.6)	(169.8)	(93.7)	48.8%	81.2%
Loss from equity method investment	(0.2)	(92.2)	(30.8)	(99.8)%	NM
Loss on early extinguishment of debt	(8.2)	(30.8)	(20.7)	(73.4)%	48.8%
Income tax benefit (expense)	(11.1)	55.1	(4.8)	NM	NM
NM — Not Meaningful
Corporate expenses and other is principally comprised of corporate overhead expense, the Heartland Poker Tour and the Retama Park management operations. Corporate overhead expense increased by $31.9 million year over year to $86.2 million for the year ended December 31, 2014. The increase in corporate overhead expense was primarily driven by the change in allocation methodology and the timing of the acquisition of Ameristar. The increase in corporate overhead expenses was also attributable to $8.1 million in expenses associated with costs incurred in opposition of a Colorado referendum to expand casino gambling to racetracks and severance costs related to operational leadership changes.
The increase in corporate expense and other in 2013, as compared to 2012, was due to the acquisition of Ameristar and the change in allocation methodology.
Depreciation and amortization expense increased in 2014 as compared to 2013 is due to the timing of the acquisition of Ameristar and the opening of Belterra Park in May 2014. Depreciation and amortization expense increased in 2013 as compared to 2012 due to the acquisition of Ameristar in August 2013 and the opening of L'Auberge Baton Rouge in September 2012.
Pre-opening, development and other costs consist of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Ameristar acquisition (1)	$2.2	$85.3	$—
Belterra Park (2)	8.2	1.2	0.4
Other (3)	2.6	2.5	21.1
Total pre-opening, development and other costs	$13.0	$89.0	$21.5

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(2)	Belterra Park opened on May 1, 2014.

(3)
Costs in 2014 include $1.7 million of cost associated with our evaluation and plan to pursue a REIT spin-off transaction. The 2012 total includes costs incurred in connection with our L'Auberge Baton Rouge property, which opened in 2012.

Non-cash share-based compensation consists of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Non-cash share-based compensation expense	$13.9	$11.5	$8.5

Share-based compensation expense for the year ended December 31, 2014, increased primarily due to new stock awards granted, which includes new stock awards granted to employees associated with the Ameristar acquisition.

Write-downs, reserves and recoveries, net, consist of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Loss (gain) on disposal of assets, net	$3.5	$2.8	$(1.2)
Lease abandonment	3.0	—	—
Reserve on loan receivable	—	0.1	1.7
Impairment of long-lived assets	—	2.9	0.3
Impairment of indefinite-lived intangible assets	—	10.0	—
Other	(0.1)	1.5	—
Write-downs, reserves and recoveries, net	$6.4	$17.3	$0.8

Write-downs, reserves and recoveries, net, consist of $6.4 million in losses for the year ended December 31, 2014. The losses related to a $3.0 million lease abandonment charge from the consolidation of our Las Vegas headquarters and net losses of $3.5 million from the disposal or abandonment of slot and other equipment at our properties in the normal course of business.

For the year ended December 31, 2013, we recognized net losses of $17.3 million. The losses were primarily a result of an impairment loss on our Boomtown Bossier City gaming license of $10.0 million, an impairment charge of $1.5 million related to a decline in value of some of our excess land, and losses of $2.8 million from disposals of slot and other equipment at our properties in the normal course of business.

For the year ended December 31, 2012, we recognized net losses of $0.8 million. The losses were primarily a result of a $1.7 million reserve made against an outstanding loan receivable. This loss was offset by a net gain of $1.2 million on disposals of assets.
Interest expense, net, was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Interest expense	$255.9	$173.5	$114.8
Interest income	(0.4)	(0.4)	(0.8)
Capitalized interest	(2.9)	(3.3)	(20.3)
Total interest expense, net	$252.6	$169.8	$93.7

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. During 2014, we capitalized interest on our Belterra Park re-development project and our Boomtown New Orleans hotel. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects.

Loss on equity method investment. We have a minority ownership interest in Asian Coast Development (Canada), Ltd. (“ACDL”). During 2013, we recorded impairments of approximately $94.0 million fully impairing the remaining asset carrying value of our investment in ACDL. During 2012, we recorded an initial impairment of approximately $25 million. The loss recognized during 2014 entirely relates to our allocable share of Farmworks losses, a land re-vitalization project in downtown St. Louis.

Loss on early extinguishment of debt. During the second quarter of 2014, we incurred a $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write off of previously unamortized debt issuance costs and original issuance discount costs.

During the third quarter of 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% senior notes due 2017 and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.

During 2012, we incurred a $20.7 million loss related to the early redemption of our 7.50% senior subordinated notes due 2015. The loss included redemption premiums, write off of previously unamortized debt issuance costs and original debt issuance discounts.

Income taxes. Our income tax expense for continuing operations was $11.1 million for the year ended December 31, 2014, compared to an income tax benefit of $55.1 million in the prior year period. For 2014 and 2013, the effective tax rates were 22.5% and 29.2%, respectively. Our effective tax rate differs from the expected statutory tax rate of 35% due to the effect of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the year ended December 31, 2014, included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns during the second quarter of 2014. Our income tax rate for the year ended December 31, 2013 included a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liabilities. Our state tax provision represents taxes in the jurisdictions of Indiana, Louisiana and the city jurisdictions of Missouri where we have no valuation allowance.

Discontinued operations. Discontinued operations consist of disposal groups classified as held for sale and measured at the lower of its carrying value or the fair value less cost to sell.

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels in St. Louis, Missouri. During the third quarter of 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was developing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. We have received approximately $209.8 million in cash consideration and $10.0 million of deferred consideration in the form of a note receivable from the buyer, due in July 2016. The recovery of proceeds from escrow and adjustments to our cost to sell estimates resulted in the recognition of an approximate $2.3 million gain during 2014.

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

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey, for total consideration of approximately $29.5 million.

Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land. As of December 31, 2014, this option had not been exercised.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we held $164.7 million of cash and cash equivalents, not including $5.7 million of restricted cash. As of December 31, 2014, we had approximately $606.6 million drawn on our $1.0 billion revolving credit facility and had approximately $12.7 million committed under various letters of credit.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects and our compliance with covenants contained in our amended and restated credit facility and the indentures governing our senior subordinated notes and senior notes.

	For the year ended December 31,			% Increase/(Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Net cash provided by operating activities	$328.5	$161.1	$186.9	103.9%	(13.8)%
Net cash provided by (used in) investing activities	$33.2	$(1,842.7)	$(302.1)	(101.8)%	NM
Net cash provided by (used in) financing activities	$(395.6)	$1,778.5	$136.7	(122.2)%	NM
NM — Not Meaningful
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2014 increased from 2013 primarily as a result of the August 2013 acquisition of Ameristar.
Investing Cash Flow
The following is a summary of our capital expenditures by segment:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Midwest segment	$158.2	$139.4	$37.1
South segment	51.0	77.8	249.0
West segment	7.7	1.7	—
Other	13.9	73.7	13.4
Total capital expenditures	$230.8	$292.6	$299.5

We opened our Belterra Park property in May 2014. We have a guaranteed maximum price agreement of $131.0 million with the general contractor for Belterra Park. As of December 31, 2014, we have paid approximately $200.1 million of the $209 million budget, excluding land and capitalized interest costs.
We opened a 150-guestroom hotel tower at our Boomtown New Orleans property in December 2014. As of December 31, 2014, we had paid approximately $18.7 million to date of the $20 million budget, excluding land and capitalized interest costs.

Our intention is to use existing cash resources, expected cash flows from operations and funds available under our Credit Facility to fund operations, maintain existing properties, make necessary debt service payments, and fund any potential development projects. In the event that our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to raise funds through the capital markets, if possible.

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

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to carry out the proposed separation of our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT” or “Prop Co”), the common stock of which would be distributed to Pinnacle stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity (“Op Co”) following the transaction. The completion of the REIT transaction is subject to the successful resolution of various contingencies, including, but not limited to, approval by the required gaming regulators, and obtaining a private letter ruling from the IRS.

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

In December 2014, we filed a request for a private letter ruling with the IRS. The private letter ruling seeks guidance on various technical tax matters related to the proposed REIT transaction. We expect to complete the REIT transaction in 2016 with REIT election for corporate tax purposes occurring shortly thereafter. However, there can be no assurance that we will be able to complete the proposed REIT transaction in 2016 or at all.

Financing Cash Flow
Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement ("Credit Facility"), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of December 31, 2014, we had approximately $606.6 million borrowed under the $1.0 billion revolving credit facility, approximately $782.2 million borrowed under the Tranche B-2 term loans, and approximately $12.7 million committed under various letters of credit under our Credit Facility. As of December 31, 2014, we fully repaid the outstanding principal balances of our Tranche B-1 term loans.

In 2014, we repaid $514.3 million of aggregate principal amount of term loans, including the aggregate principal outstanding of Tranche B-1 term loans, for a net total principal reduction of approximately $401.3 million after giving effect to incremental revolving credit facility drawings during the time period.

Subject to acceleration and mandatory pre-payment provisions in the Credit Facility (as described below), the loans are due to be paid as follows: (i) the Tranche B-1 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2016; (ii) the revolving credit loans are due and payable in full on August 13, 2018; and (iii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided, that such date shall be accelerated to November 15, 2019, if any portion of our 8.75% Senior Subordinated Notes due 2020 are outstanding on November 15, 2019.

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

The proceeds of the Credit Facility may be used to: (i) repay in full all existing indebtedness of Pinnacle, Ameristar and their respective subsidiaries as of the date of the Credit Facility, other than specified existing indebtedness and other indebtedness permitted to remain outstanding under the terms of the Credit Facility; (ii) pay the fees, costs and expenses related to the transactions contemplated by the Credit Facility, the loan documents related thereto and the acquisition documents related to the Merger; and (iii) for the working capital and general corporate purposes of Pinnacle and its subsidiaries.

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

The term loans bear interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event will LIBOR be less than 1.00%. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2014, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 7.50 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.00 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to decreases at certain quarters until December 31, 2017. As of December 31, 2014, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $61.4 million in total assets as of December 31, 2014, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of December 31, 2014, we had outstanding $350 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”), $325 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), $850 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), and $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”).

6.375% Senior Notes due 2021 and 7.50% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850 million of 6.375% Notes at a price equal to par. Net of the initial purchasers' fees and various costs and expenses, net proceeds from the offering were approximately $835 million. We used the net proceeds from the offering together with the proceeds from our Credit Facility (which is described above), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% senior notes due in 2017 and provide working capital and funds for general corporate purposes.

The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears in cash on February 1st and August 1st of each year. The 6.375% Notes will mature on August 1, 2021.

Ameristar originally issued the 7.50% Notes in 2011 and the Company assumed the 7.50% Notes in August 2013. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears in cash on April 15th and October 15th of each year. The 7.50% Notes mature on April 15, 2021. The 6.375% Notes and 7.50% Notes and the guarantees of the 6.375% Notes and 7.50% Notes are senior unsecured obligations of Pinnacle and the Guarantor subsidiaries (the "Note Guarantors"), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of Pinnacle and each Note Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

8.75% Senior Subordinated Notes due 2020 and 7.75% Senior Subordinated Notes due 2022

We issued the 8.75% Notes in May 2010 and the 7.75% Notes in March 2012. The 8.75% Notes and 7.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors' existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 8.75% Notes and 7.75% Notes. The 8.75% Notes and 7.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 8.75% Notes and the 7.75% Notes are subordinated to our 6.375% Notes, 7.50% Notes and our Credit Facility.

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

Under the indentures, we may incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Coverage Ratio (as defined in the indentures) was above 2.0 to 1.0 as of December 31, 2014. In addition, we have other debt basked under our bond indentures.

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

The 7.50% Notes, the 8.75% Notes, 6.375% Notes, and 7.75% Notes become callable at a premium over their face amount on April 15, 2015, May 15, 2015, August 1, 2016, and April 1, 2017, respectively. Such premiums decline periodically as the notes progress towards their respective maturities. All of our notes are redeemable prior to their first call dates at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

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

As of December 31, 2014, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 8.75% Notes, 7.75% Notes, 6.375% Notes and 7.50% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Anticipated Equity Financing
We expect to pursue equity financing in order to reduce our leverage, reduce cash interest expense and improve its free cash flow. We currently plan to pursue total equity financing of approximately $700 million or less. We have not obtained commitments for this equity financing at this time. It is uncertain that we will be able to obtain such financing on terms that are acceptable to us or at all. Our ability to obtain such financing will depend on a number of factors, including market conditions and the Company’s results of operations.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2014:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-term debt obligations (a)	$5,419.6	$245.9	$490.5	$1,070.4	$3,612.8	$—
Operating lease obligations (b)	614.2	12.5	22.9	20.6	558.2	—
Purchase obligations: (c)
Construction contractual obligations (d)	12.7	12.7	—	—	—	—
Other (e)	32.7	31.0	1.7	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (f)	20.6	—	6.2	—	—	14.4
Total	$6,099.8	$302.1	$521.3	$1,091.0	$4,171.0	$14.4

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2014.

(b)
For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding.

(d)	Includes obligations under our construction projects, a portion of which relates to the remaining spend for our Belterra Park property and Boomtown New Orleans hotel tower.

(e)	Includes open purchase orders and commitments and service agreements.

(f)
Includes executive deferred compensation, potential uncertain tax position liabilities and other long-term obligations. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2014, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

CRITICAL ACCOUNTING ESTIMATES

The Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Certain of the accounting policies require management to apply significant judgment in defining the estimates and assumptions for calculating financial estimates. These judgments are subject to an inherent degree of uncertainty. Management’s judgments are based on our historical experience, terms of various past and present agreements and contracts, industry trends, and information available from other sources, as appropriate. There can be no assurance that actual results will be similar to those estimates. Changes in these estimates could adversely affect our financial position or our results of operations.

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Land, buildings, vessels, equipment and other long-lived assets: We have a significant investment in long-lived property and equipment, which represents approximately 60% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if or when an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.
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
There are three generally accepted approaches available in developing an opinion of value, the cost approach, which is the price a prudent investor would pay to produce or construct a similar new item, the sales comparison approach, which is typically used for land valuations by analyzing recent sales transactions of similar sites, and the income approach, which is based on a discounted cash flow model using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we solicit third-party valuation expertise to assist in the valuation of our assets. We apply the most indicative approach to the overall valuation, or in some cases, a weighted analysis of any or all of these methods. The determination of fair value uses accounting judgments and estimates, including market conditions, and the reliability is dependent upon the availability and comparability of the market data uncovered, as well as the decision making criteria used by marketing participants when evaluating a property. Changes in estimates or application of alternative assumptions could produce significantly different results.
During the year ended December 31, 2014, there were no impairments charges to land, buildings, vessels, equipment and other long-lived assets included in continued operations.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets include gaming licenses, trade names and a racing license, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value may not be recoverable.

We have the option to elect to perform the impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. Under the qualitative evaluation, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the indefinite-lived intangible asset being tested is less than its carrying value. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, we are required to perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset.

If the fair value of an indefinite-lived intangible asset is less than its carrying value, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets. Changes in estimates or the application of alternative assumptions including among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, and risk premiums produce significantly different results. There were no impairments to indefinite-lived intangible assets for the year ended December 31, 2014.

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

Goodwill: We perform an annual review for impairment in the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying value for recoverability. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

Goodwill can or may be required to be tested using a two-step impairment test. We are allowed to assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying value, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. There were no impairments to goodwill for the year ended December 31, 2014.

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

Customer Loyalty Program: We currently offer incentives to our customers through our mychoice customer loyalty program. Under the program customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play customers can earn additional benefits without redeeming points, such as a car lease, among other items.

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

Application of Business Combination Accounting: We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets such as customer relationships, trademarks and any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis.

The provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine that we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date.
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

In April 2014, the FASB issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale. This new guidance is effective prospectively for all disposals (or classifications as held for sale)

of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

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

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Given the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of December 31, 2014, we had approximately $12.7 million committed under various letters of credit under our Credit Facility and approximately $606.6 million borrowings under our revolving Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of December 31, 2014. In addition, as of December 31, 2014, we had approximately $782.2 million outstanding under these term loans. The term loans bear interest at LIBOR plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio.

As of December 31, 2014, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease approximately $0.6 million, assuming constant debt levels. If LIBOR was to increase by one percentage point, our annual interest expense would increase by approximately $7.3 million, assuming constant debt levels.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at December 31, 2014. At December 31, 2014, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$606,618	$—	$—	$606,618	$591,453
Interest Rate	2.92%	2.92%	2.92%	2.92%	2.92%	2.92%	2.92%
Term B-2 Loan	$11,000	$11,000	$11,000	$11,000	$11,000	727,249	$782,249	$770,515
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$877,625
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,082,255
Interest Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$340,438
Fixed rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$367,500
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$6	$7	$8	$8	$9	$51	$89	$89
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 2, 2015

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012
Revenues:
Gaming	$1,974,410	$1,327,266	$892,284
Food and beverage	118,397	78,857	53,474
Lodging	50,553	31,297	21,937
Retail, entertainment and other	67,183	50,416	35,141
Total revenues	2,210,543	1,487,836	1,002,836
Expenses and other costs:
Gaming	1,056,878	733,459	501,354
Food and beverage	110,349	69,756	47,110
Lodging	24,002	14,820	11,624
Retail, entertainment and other	27,031	23,303	19,852
General and administrative	421,399	287,381	181,175
Depreciation and amortization	241,062	148,456	82,689
Pre-opening, development and other costs	12,962	89,009	21,508
Write-downs, reserves and recoveries, net	6,387	17,265	829
Total expenses and other costs	1,900,070	1,383,449	866,141
Operating income	310,473	104,387	136,695
Interest expense, net	(252,647)	(169,812)	(93,670)
Loss on early extinguishment of debt	(8,234)	(30,830)	(20,718)
Loss from equity method investments	(165)	(92,181)	(30,780)
Income (loss) from continuing operations before income taxes	49,427	(188,436)	(8,473)
Income tax (expense) benefit	(11,096)	55,055	(4,764)
Income (loss) from continuing operations	38,331	(133,381)	(13,237)
Income (loss) from discontinued operations, net of income taxes	5,449	(122,540)	(18,568)
Net income (loss)	43,780	(255,921)	(31,805)
Net loss attributable to non-controlling interest	(63)	(51)	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$43,843	$(255,870)	$(31,805)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.64	$(2.27)	$(0.22)
Income (loss) from discontinued operations, net of income taxes	0.09	(2.09)	(0.30)
Net income (loss) per common share—basic	$0.73	$(4.36)	$(0.52)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.62	$(2.27)	$(0.22)
Income (loss) from discontinued operations, net of income taxes	0.09	(2.09)	(0.30)
Net income (loss) per common share—diluted	$0.71	$(4.36)	$(0.52)
Number of shares—basic	59,666	58,707	61,258
Number of shares—diluted	61,606	58,707	61,258
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the year ended December 31,
	2014	2013	2012
Net income (loss)	$43,780	$(255,921)	$(31,805)
Post-retirement benefit obligations	(258)	381	73
Comprehensive income (loss)	43,522	(255,540)	(31,732)
Comprehensive loss attributable to non-controlling interest	(63)	(51)	—
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$43,585	$(255,489)	$(31,732)
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$164,654	$191,938
Accounts receivable, net of allowance for doubtful accounts of $4,963 and $5,178	28,424	33,569
Inventories	9,877	8,193
Income tax receivable, net	20,289	17,397
Prepaid expenses and other assets	27,102	20,871
Deferred income taxes	7,509	7,662
Assets of discontinued operations held for sale	21,260	322,548
Total current assets	279,115	602,178
Restricted cash	5,667	11,592
Land, buildings, vessels and equipment, net of accumulated depreciation	3,017,009	3,036,515
Goodwill	919,282	919,282
Equity method investment	1,835	1,975
Intangible assets, net	529,269	500,084
Other assets, net	81,505	87,800
Total assets	$4,833,682	$5,159,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$57,632	$69,036
Accrued interest	49,760	49,318
Accrued compensation	73,698	77,322
Accrued taxes	39,287	38,348
Other accrued liabilities	119,106	96,273
Current portion of long-term debt	11,006	16,006
Liabilities of discontinued operations held for sale	413	26,103
Total current liabilities	350,902	372,406
Long-term debt less current portion	3,975,648	4,364,045
Other long-term liabilities	40,021	31,321
Deferred income taxes	177,729	166,484
Total liabilities	4,544,300	4,934,256
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 59,979,853 and 59,197,606 shares outstanding, net of treasury shares	6,635	6,557
Additional paid-in capital	1,096,508	1,075,896
Accumulated deficit	(754,206)	(798,049)
Accumulated other comprehensive income	132	390
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle Entertainment, Inc. stockholders’ equity	277,979	213,704
Non-controlling interest	11,403	11,466
Total stockholders’ equity	289,382	225,170
Total liabilities and stockholders’ equity	$4,833,682	$5,159,426

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Attributed to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2012	62,144	$6,416	$1,043,358	$(510,374)	$82	$(20,090)	$519,392	$—	$519,392
Net loss	—	—	—	(31,805)	—	—	(31,805)	—	(31,805)
Post-retirement benefit obligations	—	—	146	—	(73)	—	73	—	73
Comprehensive loss									(31,732)
Share-based compensation	—	—	8,795	—	—	—	8,795	—	8,795
Common stock issuance and option exercises	429	42	1,620	—	—	—	1,662	—	1,662
Treasury stock repurchase	(4,366)	—	—	—	—	(51,000)	(51,000)	—	(51,000)
Balance as of December 31, 2012	58,207	6,458	1,053,919	(542,179)	9	(71,090)	447,117	—	447,117
Net loss	—	—	—	(255,870)	—	—	(255,870)	(51)	(255,921)
Post-retirement benefit obligations	—	—	—	—	381	—	381	—	381
Comprehensive loss									(255,540)
Distribution to minority owner	—	—	—	—	—	—	—	(911)	(911)
Non-controlling interest	—	—	—	—	—	—	—	12,428	12,428
Share-based compensation	—	—	11,978	—	—	—	11,978	—	11,978
Common stock issuance and option exercises	991	99	9,934	—	—	—	10,033	—	10,033
Tax benefit from stock option exercise	—	—	65	—	—	—	65	—	65
Balance as of December 31, 2013	59,198	6,557	1,075,896	(798,049)	390	(71,090)	213,704	11,466	225,170
Net income (loss)	—	—	—	43,843	—	—	43,843	(63)	43,780
Post-retirement benefit obligations	—	—	—	—	(258)	—	(258)	—	(258)
Comprehensive income									43,522
Share-based compensation	—	—	14,043	—	—	—	14,043	—	14,043
Common stock issuance and option exercises	782	78	6,569	—	—	—	6,647	—	6,647
Balance as of December 31, 2014	59,980	$6,635	$1,096,508	$(754,206)	$132	$(71,090)	$277,979	$11,403	$289,382
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$43,780	$(255,921)	$(31,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	241,062	160,997	115,804
Loss on disposal of assets	1,395	3,554	1,952
Loss from equity method investment	165	92,181	30,780
Loss on early extinguishment of debt	8,234	30,830	20,718
Reserve on uncollectible loan receivable	—	86	1,700
Impairment of indefinite-lived intangible assets	—	10,000	—
Impairment of buildings, vessels and equipment	4,691	144,726	—
Impairment of land	—	1,534	6,950
Amortization of debt issuance costs and debt discounts	9,696	6,432	6,519
Share-based compensation expense	14,043	11,978	8,795
Change in income taxes	11,093	(51,627)	848
Changes in operating assets and liabilities:
Receivables, net	2,099	(1,721)	6,348
Prepaid expenses, inventories and other	(10,698)	10,565	997
Accounts payable, accrued expenses and other	2,926	(2,547)	17,300
Net cash provided by operating activities	328,486	161,067	186,906
Cash flows from investing activities:
Capital expenditures and land additions	(230,815)	(292,623)	(299,464)
Payment for business combinations	—	(1,749,736)	(4,300)
Equity method investment, inclusive of capitalized interest	(25)	(2,732)	(24,408)
Purchase of held-to-maturity debt securities	—	(5,853)	(20,062)
Proceeds from matured investments	—	4,428	12,757
Proceeds from sale of property and equipment	441	1,148	4,295
Net proceeds from sales of discontinued operations held for sale	258,507	205,703	10,784
Purchase of intangible asset	(25,000)	—	(1,057)
Escrow and deposit refund	25,000	3,151	25,000
Restricted cash	5,925	656	413
Loans receivable	(817)	(6,884)	(6,037)
Net cash provided by (used in) investing activities	33,216	(1,842,742)	(302,079)
Cash flows from financing activities:
Proceeds from credit facility	291,700	2,168,835	47,500
Repayments under credit facility	(692,987)	(15,122)	(103,500)
Proceeds from issuance of long-term debt	—	850,000	646,750
Repayment of long-term debt	—	(1,190,313)	(391,500)
Proceeds from common stock options exercised	6,644	10,070	1,482
Payments on other secured and unsecured notes payable	—	—	(653)
Purchase of treasury stock	—	—	(51,000)
Distribution to non-controlling interest minority owner	—	(911)	—
Debt issuance and other financing costs	(980)	(44,101)	(12,408)
Net cash provided by (used in) financing activities	(395,623)	1,778,458	136,671
Increase (decrease) in cash and cash equivalents	(33,921)	96,783	21,498
Cash and cash equivalents at the beginning of the year	198,575	101,792	80,294
Cash and cash equivalents at the end of the year	$164,654	$198,575	$101,792

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$242,507	$141,199	$82,831
Cash payments related to income taxes, net	118	2,629	3,474
Decrease in construction related deposits and liabilities	(24,899)	(163)	(1,340)
Increase in accrued liabilities associated with recognized intangible asset	25,000	—	—
Non-cash consideration for business combination	—	—	(300)
Non-cash issuance of common stock	881	227	180
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

We own and operate 15 gaming entertainment properties, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

Midwest segment, which includes:	Location
Ameristar Council Bluffs	Council Bluffs, Iowa
Ameristar East Chicago	East Chicago, Indiana
Ameristar Kansas City	Kansas City, Missouri
Ameristar St. Charles	St. Charles, Missouri
River City	St. Louis, Missouri
Belterra	Florence, Indiana
Belterra Park	Cincinnati, Ohio

South segment, which includes:	Location
Ameristar Vicksburg	Vicksburg, Mississippi
Boomtown Bossier City	Bossier City, Louisiana
Boomtown New Orleans	New Orleans, Louisiana
L'Auberge Baton Rouge	Baton Rouge, Louisiana
L'Auberge Lake Charles	Lake Charles, Louisiana

West segment, which includes:	Location
Ameristar Black Hawk	Black Hawk, Colorado
Cactus Petes and Horseshu	Jackpot, Nevada

We have classified certain of our assets and liabilities as held for sale in our Consolidated Balance Sheets and included the related results of operations in discontinued operations. The operating results of Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumière Place Casino and Hotels”) have been reclassified as discontinued operations for all periods presented. In April 2014, we completed the sale of the ownership interests in the Lumière Place Casino and Hotels. For further information, see Note 8, “Discontinued Operations.” Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies. We intend to carry out the proposed separation of our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT” or “Prop Co”), the common stock of which would be distributed to Pinnacle stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity (“Op Co”) following the transaction. The completion of the REIT transaction is subject to the successful resolution of various contingencies, including, but not limited to, approval by the required gaming regulators, obtaining a private letter ruling from the U.S. Internal Revenue Service (“IRS”), and completion of financing transactions for both Prop Co and Op Co.

In November 2014, in connection with our plan to pursue a REIT transaction, our Board of Directors adopted a short-term REIT protection shareholder rights plan to prohibit ownership of 9.8% or more of its outstanding common stock in order to safeguard our ability to pursue a pro rata dividend in the proposed REIT transaction under Section 355 of the Internal Revenue Code of 1986. Under the shareholder rights plan, any person or group that acquires beneficial ownership of
9.8% or more of Pinnacle common stock without Board approval would be subject to significant dilution. The rights will expire upon the earliest of (i) November 6, 2016, (ii) the first business day after the closing of the proposed Prop Co spin-off transaction, or (iii) the time at which the rights are redeemed or exchanged under the shareholder rights plan.

In December 2014, we filed a request for a private letter ruling with the IRS. The private letter ruling seeks guidance on various technical tax matters related to the proposed REIT transaction. We expect to complete the REIT transaction in 2016 with REIT election for corporate tax purposes occurring shortly thereafter. However, there can be no assurance that we will be able to complete the proposed REIT transaction in 2016 or at all.

Principles of Consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the periods reflect all adjustments that management considers necessary for a fair presentation of operating results. The Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of December 31, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—
As of December 31, 2013
Liabilities:
Deferred compensation	$0.8	$0.8	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
		(in millions)
As of December 31, 2014
Assets:
Held-to-maturity securities	$14.8	$21.7	$—	$18.5	$3.2
Promissory notes	$12.0	$16.8	$—	$16.8	$—
Liabilities:
Long-term debt	$3,986.6	$4,029.9	$—	$4,029.9	$—
As of December 31, 2013
Assets:
Held-to-maturity securities	$14.8	$30.1	$—	$26.7	$3.4
Promissory notes	$9.5	$16.5	$—	$16.5	$—
Liabilities:
Long-term debt	$4,380.1	$4,511.9	$—	$4,511.9	$—

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

The estimated fair values of our long-term debt include the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans were based on Level 2 inputs of observable market data on comparable debt instruments on or about December 31, 2014.

Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $164.7 million and $191.9 million at December 31, 2014, and 2013, respectively. Cash equivalents are highly liquid investments with an original maturity of less than three months and are stated at the lower of cost or market value and are valued using Level 1 inputs.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $5.0 million and $5.2 million as of December 31, 2014, and 2013, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $2.4 million, $2.2 million, and $3.8 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Inventories. Inventories, which consist primarily of food, beverage and retail items, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Restricted Cash. Long-term restricted cash of $5.7 million and $11.6 million as of December 31, 2014, and 2013, respectively, consists primarily of indemnification trust deposits.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations that totaled $37.6 million and $39.2 million at December 31, 2014, and 2013, respectively.

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Depreciation expense	$220.3	$139.1	$82.5
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

Years
Land improvements	5 to 20
Buildings and improvements	10 to 35
Vessels	10 to 25
Furniture, fixtures and equipment	3 to 20

Development costs directly associated with the acquisition, development and construction of a project are capitalized as a cost of the project during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portions of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 3, “Long-Term Debt.”

Equity Method Investments. We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the Consolidated Statements of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying value to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and Indefinite-lived Intangible Assets. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses, trademarks and a racing license. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. There were no impairments to goodwill for the years ended December 31, 2014, 2013, or 2012. During the third quarter of 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment charge of $10.0 million. There were no impairments to other indefinite-lived intangible assets for the years ended December 31, 2014, and 2012. For further discussion, see Note 9, “Goodwill and Other Intangible Assets.”

During the year ended December 31, 2014, we recorded a $50.0 million indefinite-lived intangible asset related to Belterra Park's video lottery terminal (“VLT”) license. As of December 31, 2014, we have made payments of $25.0 million for Belterra Park's VLT license and have accrued $25.0 million for the remaining amount due in 2015, which is included in “Other accrued liabilities” in our Consolidated Balance Sheet.

During the year ended December 31, 2013, we recorded a total of $864.1 million of goodwill and $529.2 million of intangible assets related to our acquisitions of Ameristar Casinos, Inc. (“Ameristar”) and Pinnacle Retama Partners, LLC. In

November 2013, we completed the sale of our equity interests in the entity developing the Ameristar Casino Lake Charles project, and as a result, we no longer hold a $29.8 million gaming license acquired through the Ameristar acquisition. For further discussion, see Note 7, “Investments and Acquisition Activities” and Note 8, “Discontinued Operations.”

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs include costs incurred in connection with the issuance of debt and are capitalized and amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs are amortized using the effective interest method. Unamortized debt issuance costs were $44.1 million and $54.1 million at December 31, 2014 and 2013, respectively, and are included in “Other assets, net” in our Consolidated Balance Sheets. Debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying value of debt and are being amortized to interest expense using the effective interest method. Amortization of debt issuance costs and debt discounts/premiums included in interest expense was $9.7 million, $6.4 million, and $6.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

Self-Insurance Accruals. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. At December 31, 2014, and 2013, we had total self-insurance accruals of $24.4 million and $26.2 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

Customer Loyalty Program. We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items. In April 2014, we expanded the mychoice loyalty program to all Ameristar properties as part of the integration of the Ameristar properties, and now we offer benefits solely through the mychoice customer loyalty program.

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. At December 31, 2014, and 2013, we had accrued $26.6 million and $18.9 million, respectively, for the estimated cost of providing these benefits. As of December 31, 2013, we had accrued $12.8 million for the estimated cost of providing benefits under Ameristar customer loyalty program. Such amounts are included in “Other accrued liabilities” in our unaudited Consolidated Balance Sheets.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two-step process. A tax position is recognized if it meets a "more likely than not" threshold, and is measured at the largest amount of benefit that is greater than 50.0% percent of being realized. Uncertain tax positions are reviewed each balance sheet date. Liabilities recorded as a result of this analysis are classified as current or long-term based on the timing of expected payment. See Note 4, “Income Taxes,” for additional information.

Revenue Recognition. Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gaming revenue. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed. Advance deposits on lodging are recorded as accrued liabilities until services are provided to the customer.

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in revenues and then deducted as promotional allowances in calculating total revenues. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012, were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Food and beverage	$135.3	$94.7	$58.1
Lodging	61.1	49.3	28.1
Retail, entertainment and other	18.2	13.4	9.6
Total promotional allowances	$214.6	$157.4	$95.8

The cost to provide such complimentary benefits for the years ended December 31, 2014, 2013, and 2012, were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Promotional allowance costs included in gaming expense	$160.9	$111.2	$72.4

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming department expense in the Consolidated Statements of Operations. These taxes for the years ended December 31, 2014, 2013, and 2012, were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Gaming taxes	$557.3	$378.6	$261.8

Advertising Costs. We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening, development and other costs until the project is completed. These costs for the years ended December 31, 2014, 2013, and 2012, consist of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Advertising costs	$30.6	$20.9	$22.1

Pre-opening, Development and Other Costs. Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and commensurate with the opening; master planning and conceptual design fees; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real estate taxes; acquisition costs; restructuring costs; and other general and administrative costs related to our projects. Pre-opening, development and other costs are expensed as incurred and for the years ended December 31, 2014, 2013, and 2012, consist of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Ameristar acquisition (1)	$2.2	$85.3	$—
Belterra Park (2)	8.2	1.2	0.4
Other (3)	2.6	2.5	21.1
Total pre-opening, development and other costs	$13.0	$89.0	$21.5

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(2)	Belterra Park opened on May 1, 2014.

(3)
Costs in 2014 include $1.7 million of costs in 2014 associated with our evaluation and plan to pursue a REIT spin-off transaction. The 2012 total includes costs incurred in connection with our L'Auberge Baton Rouge property, which opened in 2012.

Share-based Compensation. We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined using the Black-Scholes model. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. See Note 6, “Employee Benefit Plans.”

Earnings per Share. Diluted earnings per share reflects the addition of potentially dilutive securities, which include in-the money stock options, restricted stock units and phantom stock units. We calculate the effect of dilutive securities using the treasury stock method. A total of 1.6 million, 1.0 million, and 4.4 million out-of-money stock options were excluded from the calculation of diluted earnings per share for the years ended December 31, 2014, 2013, and 2012, respectively, because including them would have been anti-dilutive.
For the years ended December 31, 2013, and 2012, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such years. Options and securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1.7 million and 0.5 million, respectively.

Business Combinations. We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets, such as customer relationships and trademarks, as well as any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date. See Note 7, “Investment and Acquisition Activities,” for additional information.

Reclassifications. The Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on previously reported net income or losses.

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

In April 2014, the FASB issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale. This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

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

A variety of proposed or otherwise potential accounting standards are currently under review and study by standard-setting organizations and certain regulatory agencies. Given the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of any such proposed or revised standards would have on our consolidated financial statements.

Note 2—Land, Buildings, Vessels and Equipment
Impairment of long-lived assets: We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the year ended December 31, 2013, we recorded impairment charges totaling $1.5 million related to a decline in value of some of our excess land.

The following table presents a summary of our land, buildings, vessels and equipment:

	For the year ended December 31,
	2014	2013
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$401.9	$391.7
Buildings, vessels and improvements	2,677.8	2,492.2
Furniture, fixtures and equipment	721.9	633.1
Construction in progress	75.6	175.6
Land, buildings, vessels and equipment, gross	3,877.2	3,692.6
Less: accumulated depreciation	(860.2)	(656.1)
Land, buildings, vessels and equipment, net	$3,017.0	$3,036.5

Note 3—Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$606.6	$—	$606.6
Term B-2 Loan due 2020	782.2	(21.1)	761.1
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	53.8	1,093.8
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,953.9	32.7	3,986.6
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,942.9	$32.7	$3,975.6

	December 31, 2013
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$493.6	$—	$493.6
Term B-1 Loan due 2016	202.0	(7.7)	$194.3
Term B-2 Loan due 2020	1,094.5	(26.0)	$1,068.5
6.375% Senior Notes due 2021	850.0	—	$850.0
7.50% Senior Notes due 2021	1,040.0	58.6	$1,098.5
7.75% Senior Subordinated Notes due 2022	325.0	—	$325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	$350.0
Other	0.1	—	$0.1
Total debt including current maturities	4,355.2	24.9	4,380.1
Less current maturities	(16.0)	—	(16.0)
Total long-term debt	$4,339.2	$24.9	$4,364.1

Senior Secured Credit Facility: On August 13, 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of December 31, 2014, we fully repaid the outstanding principal balance of our Tranche B-1 term loans, had approximately $782.2 million in outstanding principal Tranche B-1 term loan debt, and had approximately $606.6 million drawn under the revolving credit facility. Additionally, we had approximately $12.7 million committed under letters of credit. The outstanding principal on the Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

The loans under the Credit Facility are due to be paid as follows: (i) the revolving credit loans are due and payable in full on August 13, 2018; and (ii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided, that such date shall be accelerated to November 15, 2019, if any portion of the Company's 8.75% senior subordinated notes due 2020 are outstanding on November 19, 2019.

The term loans bear interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event will LIBOR be less than 1.00%. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio, which in general is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2014, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio (as defined in the Credit Facility) of 7.50 to 1.00; (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.00 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change periodically for future fiscal quarters. As of December 31, 2014, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

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

6.375% Senior Notes due 2021: In August 2013, we issued $850.0 million in aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”). The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears on February 1st and August 1st of each year. The 6.375% Notes mature on August 1, 2021. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $835.0 million.

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount of 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15th and October 15th of each year. The 7.50% Notes mature on April 15, 2021. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying value.

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

The 6.375% Notes, 8.75% Notes, 7.75% Notes, and 7.50% Notes, become callable at a premium over their face amount on August 1, 2016, May 15, 2015, April 1, 2017, and April 15, 2015, respectively. Such premiums decline periodically as the notes progress toward their respective maturities. All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

6.375% Notes Redeemable		8.75% Notes Redeemable		7.75% Notes Redeemable		7.50% Notes Redeemable
On or after	At a % of	On or after	At a % of	On or after	At a % of	On or after	At a % of
August 1,	par equal to	May 15,	par equal to	April 1,	par equal to	April 15,	par equal to
2016	104.781%	2015	104.375%	2017	103.875%	2015	105.625%
2017	103.188%	2016	102.917%	2018	102.583%	2016	103.750%
2018	101.594%	2017	101.458%	2019	101.292%	2017	101.875%
2019 and thereafter	100.000%	2018 and thereafter	100.000%	2020 and thereafter	100.000%	2018 and thereafter	100.000%
Our indentures governing our senior and senior subordinated notes and our Credit Facility limit the amount of dividends we are permitted to pay.
Interest expense, net, was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Interest expense	$255.9	$173.5	$114.8
Interest income	(0.4)	(0.4)	(0.8)
Capitalized interest	(2.9)	(3.3)	(20.3)
Total interest expense, net	$252.6	$169.8	$93.7

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. During 2014, we capitalized interest on our Belterra Park re-development project and our Boomtown New Orleans hotel. Interest expense increased due to the additional debt incurred to fund our acquisition of Ameristar and other development projects. During the years ended December 31, 2014, 2013, and 2012, cash paid for interest, net of amounts capitalized, were $242.5 million, $141.2 million, and $82.8 million, respectively.

Loss on early extinguishment of debt was as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Loss on early extinguishment of debt	$8.2	$30.8	$20.7

During 2014, we incurred a $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write off of previously unamortized debt issuance costs and original issuance discount costs. For 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% Notes and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs. For 2012, we recorded a $20.7 million loss related to the early redemption of our 7.50% Senior Subordinated Notes due 2015. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount costs.
Scheduled maturities of long-term debt: As of December 31, 2014, annual maturities of secured and unsecured notes payable are as follows (amounts shown in millions):

Year ended December 31:
2015	$11.0
2016	11.0
2017	11.0
2018	617.6
2019	11.0
Thereafter	3,292.3
Total	3,953.9
Less unamortized debt discounts	(21.1)
Unamortized debt premium	53.8
Long-term debt, including current portion	$3,986.6

Note 4—Income Taxes
The composition of our income tax (expense) benefit from continuing operations for the years ended December 31, 2014, 2013, and 2012, was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2014:
U.S. Federal	$3.7	$(8.3)	$(4.6)
State	(1.7)	(4.8)	(6.5)
	$2.0	$(13.1)	$(11.1)
Year ended December 31, 2013:
U.S. Federal	$—	$53.8	$53.8
State	(3.3)	4.6	1.3
	$(3.3)	$58.4	$55.1
Year ended December 31, 2012:
U.S. Federal	$—	$(0.9)	$(0.9)
State	(4.0)	0.1	(3.9)
	$(4.0)	$(0.8)	$(4.8)
The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2014		2013		2012
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (expense) benefit at the statutory rate	35.0%	$(17.3)	35.0%	$66.0	35.0%	$3.0
State income taxes, net of federal tax benefits	(0.1)%	0.1	3.4%	6.5	(52.5)%	(4.4)
Non-deductible expenses and other	5.1%	(2.5)	(0.9)%	(1.8)	(8.1)%	(0.7)
Cancellation of stock options	—%	—	—%	—	(24.5)%	(2.1)
Acquisition costs	1.1%	(0.5)	(5.4)%	(10.2)	—%	—
Reserves for unrecognized tax benefits	1.8%	(0.9)	(0.1)%	(0.2)	(1.4)%	(0.1)
Credits	(4.8)%	2.3	0.8%	1.6	6.2%	0.4
Change in valuation allowance/reserve of deferred tax assets	(15.6)%	7.7	(3.6)%	(6.8)	(10.9)%	(0.9)
Income tax (expense) benefit from continuing operations	22.5%	$(11.1)	29.2%	$55.1	(56.2)%	$(4.8)

The following table shows the allocation of income tax (expense) benefit between continuing operations, discontinued operations and equity:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Income (loss) from continuing operations before income taxes	$49.4	$(188.5)	$(8.4)
Income tax (expense) benefit allocated to continuing operations	(11.1)	55.1	(4.8)
Income (loss) from continuing operations	38.3	(133.4)	(13.2)
Income (loss) from discontinued operations before income taxes	5.2	(123.8)	(18.9)
Income tax (expense) benefit allocated to discontinued operations	0.3	1.2	0.3
Income (loss) from discontinued operations	5.5	(122.6)	(18.6)
Net income (loss)	$43.8	$(255.9)	$(31.8)

At December 31, 2014, and 2013, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$4.3	$4.3
Allowance for doubtful accounts	2.5	2.8
Legal and merger costs	2.3	4.8
Accruals, reserves and other	28.4	29.2
Less valuation allowance	(17.9)	(22.5)
Total deferred tax assets—current	19.6	18.6
Deferred tax liabilities—current:
Prepaid expenses	(7.8)	(7.0)
Accruals, reserves and other	(4.3)	(3.9)
Total deferred tax liabilities—current	(12.1)	(10.9)
Net current deferred tax asset	$7.5	$7.7
Deferred tax assets—non-current:
Federal tax credit carry-forwards	$34.1	$31.2
Federal net operating loss carry-forwards	214.5	188.1
State net operating loss carry-forwards	36.6	29.6
Capital loss carry-forwards	—	5.9
Deferred compensation	2.6	2.6
Pre-opening expenses capitalized for tax purposes	13.2	10.8
ACDL investment write-down	38.5	38.5
Share-based compensation expense—book cost	10.0	8.8
Bond payable	23.2	27.7
Accruals, reserves and other	43.7	42.0
Less valuation allowance	(227.8)	(237.7)
Total deferred tax assets—non-current	188.6	147.5
Deferred tax liabilities—non-current:
Land, buildings, vessels and equipment, net	(221.4)	(187.2)
Intangible assets	(144.9)	(126.8)
Total deferred tax liabilities—non-current	(366.3)	(314.0)
Net non-current deferred tax liabilities	$(177.7)	$(166.5)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2014	2013
	(in millions)
Total deferred tax assets	$453.9	$426.3
Less valuation allowances	(245.7)	(260.2)
Less total deferred tax liabilities	(378.4)	(324.9)
Net deferred tax liabilities	$(170.2)	$(158.8)

In 2013, we recorded a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liability. As of December 31, 2014, we continue to provide a full valuation allowance against deferred tax assets for all jurisdictions except for certain states that are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. We have a cumulative U.S. pretax accounting loss for the years 2012 through 2014. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.
As of December 31, 2014, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.1 million, General Business Credit (“GBC”) carry-forwards of $20.6 million and Foreign Tax Credit (“FTC”) carry-forwards of $10.4 million. The FTC and GBC carry-forwards will begin to expire in 2020 through 2034, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2014, we had $632.9 million of federal net operating losses, which can be carried forward 20 years and will begin to expire in 2028. We also have $1.0 billion of state net operating loss carry-forwards, predominantly in Louisiana and Missouri, that expire on various dates. Our net operating loss carry-forwards include a $17.8 million excess tax benefit from stock option deductions, which have not been recognized for financial statement purposes. The excess tax benefit will be credited to additional paid-in capital when the net operating loss is utilized and reduces current-year income tax payable.
In 2014, the Internal Revenue Service ("IRS") issued final regulations on tangible depreciable property. The regulations establish requirements to determine when certain costs for acquisition production and improvement of tangible property may be immediately deducted, capitalized and deducted in the future. The regulations are effective for the first day of the taxable year that begins on or after January 1, 2014. The implication of these final regulations had no material impact on our consolidated financial statements.
We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2011 and state income tax examinations for tax years prior to 2000. In 2012, our federal tax return was examined by the IRS for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact on our 2012 income tax expense. In 2008, the Indiana Department of Revenue commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. We filed an appeal in June 2012 with the Indiana Tax Court to set aside the entire audit assessment. Our appeal is currently pending Court review. For further discussion, see Note 11, "Commitments and Contingencies."

As of December 31, 2014, we had $14.2 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2014, we accrued approximately $0.3 million of interest related to unrecognized tax benefits. We had $2.2 million of cumulative interest accrued as of the end of December 31, 2014. No penalties were accrued for in any years.
The following table summarizes the activity related to uncertain tax benefits for 2014 and 2013, excluding any interest or penalties:

	2014	2013
	(in millions)
Balance as of January 1	$35.7	$9.4
Gross increases - tax positions in prior periods	1.4	—
Gross increases - tax positions in current period	0.6	3.5
Gross decreases - tax positions in current period	—	(0.9)
Acquisition	—	23.8
Statute of limitation expirations	—	(0.1)
Balance as of December 31	$37.7	$35.7

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, and office and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2014 are as follows (amounts are reflected in millions):

Period:
2015	$12.5
2016	12.1
2017	10.8
2018	10.5
2019	10.1
Thereafter	558.2
$614.2
Total rent expense for these long-term lease obligations for the years ended December 31, 2014, 2013, and 2012, was $15.0 million, $13.1 million and $11.3 million, respectively.
We lease the 232 acres underlying our L’Auberge Lake Charles property. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The annual base rent for the lease is approximately $1.1 million per year, which amount adjusts annually for changes in the consumer price index.
We lease the 56 acres that our River City property occupies in St. Louis, Missouri. The lease has a term of 99 years, which commenced in September 2005. The annual rent for the lease is the greater of $4.0 million or 2.5% of annual adjusted gross receipts, as defined in the lease agreement.
We lease approximately 148 of the 315 acres that our Belterra property occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term is through September 2015 and has seven remaining renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.4 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the land on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.
We lease the Ameristar East Chicago site from the City of East Chicago under a ground lease that expires (after giving effect to our renewal options) in 2086.
We lease corporate office space in Las Vegas, Nevada at various locations. Base rent for these locations ranges from $1.5 million per year to $1.9 million per year, subject to periodic base rate increases. The lease periods range from month-to-month to 10 years, subject to certain renewal options.

We are a party to a number of cancellable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation fees included in the Consolidated Statements of Operations were as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Slot and table game participation fees	$27.8	$20.7	$16.4

Note 6—Employee Benefit Plans
Share-based Compensation: Our 2005 Equity and Performance Incentive Plan (the “2005 Plan”) allows us to grant stock options, stock appreciation rights, restricted stock, restricted stock units and other performance awards to officers, employees and consultants. The 2005 Plan permits the issuance of up to approximately 9.0 million shares of the Company’s common stock. There were approximately 0.6 million share-based awards available for grant under our 2005 plan as of December 31, 2014. Grants of stock options or stock appreciation rights are counted against the approximately 9.0 million share limit as one share for every one share granted. All other awards under the 2005 Plan are counted against the share limit as 1.4 shares for every one share granted. The 2005 Plan expires in April 2015.
In addition, in 2008 and 2010, in order to recruit our executive officers, we granted options outside of the 2005 Plan for the purchase of 850,000 shares of common stock, all of which remained outstanding as of December 31, 2014. In connection with the acquisition of Ameristar, we granted new employees, who were former employees of Ameristar, options to purchase shares of common stock and restricted stock units. Pursuant to our Annual Incentive Plans, as adopted under the 2005 Plan, 25% of our executive officers' bonuses are payable in restricted stock units, and such executive officers may elect to receive an additional 25% of their bonus in restricted stock units.
As of December 31, 2014, we have approximately 7.7 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below.
Directors Deferred Compensation Plan: Any director may elect to receive phantom stock units in lieu of payment of an annual retainer and board fees under the Company's Directors Deferred Compensation Plan. Phantom stock units are fully expensed when granted. Each phantom stock unit is the economic equivalent of one share of our common stock. Units of phantom stock are payable in common stock following the director’s cessation of service as a director for any reason.

Stock options: Options are granted at the current market price at the date of grant. The following table summarizes information related to our common stock options under the Stock Option Plans:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2014	5,509,246	$14.01
Granted	939,780	$23.45
Exercised	(480,495)	$13.57
Canceled / Forfeited	(399,903)	$20.51
Options outstanding at December 31, 2014	5,568,628	$15.17	4.75	$41.7
Options exercisable at December 31, 2014	3,210,753	$12.81	4.12	$31.3
Expected to vest at December 31, 2014	1,802,431	$18.67	5.63	$7.5

The following information is provided for our stock options:

	For the year ended December 31,
	2014	2013	2012
	(in millions, except grant date fair value)
Weighted-average grant date fair value	$9.04	$10.63	$5.06
Intrinsic value of stock options exercised	$5.4	$9.2	$0.5
Net cash proceeds from exercise of stock options	$6.6	$10.1	$1.5
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $12.1 million at December 31, 2014 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Restricted stock units: The following table summarizes information related to our restricted stock units as of December 31, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2014	629,518	$20.11
Granted	1,003,918	$22.94
Vested	(263,864)	$20.25
Canceled / Forfeited	(156,639)	$22.78
Non-vested shares at December 31, 2014	1,212,933	$22.20

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $18.7 million at December 31, 2014 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance stock units: The following table summarizes information related to our performance stock units as of December 31, 2014:

	Number of Shares	Weighted Average Fair Value
Non-vested shares at January 1, 2014	431.858	$22.79
Granted	123,283	$26.50
Canceled / Forfeited	(34,819)	$23.14
Non-vested shares at December 31, 2014	520,322	$23.64
Compensation cost: We use the Black-Scholes option-pricing model and the Monte Carlo simulation in order to calculate the compensation costs of employee share-based compensation. Such models require the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk- Free Interest Rate	Expected Life at Issuance (in years)	Expected Volatility	Expected Dividends
Options granted in the following periods:
2014	1.5%	5.17	41.2%	None
2013	1.2%	5.11	57.0%	None
2012	0.8%	5.25	58.0%	None
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

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Share-based compensation expense	$13.9	$11.5	$8.5
The total fair value of share-based awards that vested during the years ended December 31, 2014, 2013, and 2012 was $12.8 million, $9.0 million, and $9.0 million, respectively.
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation ($17,500 for 2014). In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution ($5,500 for 2014). We consider discretionary matching contributions under the 401(k) Plan, which vest ratably over four to five years, of a 50% discretionary match, up to 3% of eligible compensation. For the years ended December 31, 2014, 2013 and 2012, matching contributions to the 401(k) Plan totaled $3.3 million, $2.4 million, and $1.5 million, respectively.
Executive Deferred Compensation Plan: We maintain an Executive Deferred Compensation Plan (the “Executive Plan”), which allows certain highly compensated employees to defer, on a pre-tax basis, a portion of their annual base salary and bonus. Participation in the Executive Plan is limited. A participant is at all times fully vested in his or her contributions, as well as any attributable appreciation or depreciation thereof. We do not make matching contributions to the Executive Plan for the benefit of participating employees, and the payment of benefits under the plan is an unsecured obligation. The total obligation under the Executive Plan and the cash surrender value of insurance policies are as follow:

	December 31,
	2014	2013
	(in millions)
Total obligation under Executive Plan (a)	$6.7	$6.5
Cash surrender value of insurance policies (b)	$2.9	$2.8

(a)	Recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

(b)	Recorded in “Other assets, net” in the Consolidated Balance Sheets.
Directors' Medical Plan: In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The Directors’ Medical Plan covers directors and their dependents while the director is in office and provides benefits for those directors who leave the board after age 70 and their dependents and for directors in office at the time of a change in control and their dependents for a period of 5 years. The benefit obligation is approximately $0.3 million and $0.3 million for years ended December 31, 2014 and 2013, respectively, and is recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

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
$1,841,256

We were required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values was recorded as goodwill, of which $176.9 million is deductible for tax purposes. The goodwill recognized was attributable primarily to expected synergies and the assembled workforce of Ameristar. The determination of the fair values of the acquired assets and assumed liabilities requires significant judgment. Management finalized its valuation analysis during the second quarter of 2014.

The following table reflects the August 13, 2013, allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed, with the excess recorded as goodwill (in thousands).

Current and other assets	$152,165
Property and equipment	1,783,735
Goodwill	860,805
Intangible assets	524,200
Other non-current assets	39,496
Total assets	3,360,401

Current liabilities	179,493
Deferred tax liabilities	218,646
Other long-term liabilities	8,109
Debt	1,112,897
Total liabilities	1,519,145
Net assets acquired	$1,841,256

Of the $860.8 million in goodwill, approximately $551.1 million was assigned to the Midwest segment, approximately $231.5 million was assigned to the South segment, and approximately $78.2 million was assigned to the West segment.

The following table summarizes the August 13, 2013, fair value of acquired property and equipment.

As Recorded at Fair Value
(in thousands)
Land and land improvements	$162,770
Buildings, vessels and improvements	1,308,151
Furniture, fixtures and equipment	158,999
Construction in progress (a)	153,815
Total property and equipment acquired	$1,783,735
(a) Included in acquired construction in progress were the assets of the Ameristar Casino Resort Spa Lake Charles development. These assets were sold in November 2013. See Note 8, “Discontinued Operations,” for further detail.

The following table summarizes the August 13, 2013, fair value acquired intangible assets.

As Recorded at Fair Value
(in thousands)
Trade names	$187,000
Gaming licenses	258,800
Player relationships	74,000
Favorable leasehold interests	4,400
$524,200

ACDL Investments: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. (“ACDL”). During 2013, we recorded impairments of approximately $94.0 million, fully impairing the remaining asset carrying value of our investment in ACDL. During 2012, we recorded an initial impairment of approximately $25.0 million. We have discontinued accounting for our investment in ACDL under the equity method and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Equity Method Investment: As of December 31, 2014, we have invested $2.0 million in Farmworks, a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Equity method investment” on our Consolidated Balance Sheets. For the year ended December 31, 2014, our proportional share of Farmworks' losses totaled $0.2 million.

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

As of December 31, 2014, we held $12.0 million in promissory notes issued by RDC that are included in “Other assets, net” in our Consolidated Balance Sheet. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of December 31, 2014, we held, at amortized cost, $11.4 million in local government corporation bonds that were issued by RDC, a local government corporation of the City of Selma, Texas. These bonds have long-term contractual maturities and are included in “Other assets, net” in our Consolidated Balance Sheet. We have both the intent and ability to hold these investments until the amortized cost is recovered.

Note 8—Discontinued Operations
Discontinued operations for 2014, 2013 and 2012 consist primarily of our former Lumiére Place Casino and Hotels operation, our former Boomtown Reno operations, our former Atlantic City operations, and our former Ameristar Casino Lake Charles, LLC (“Ameristar Lake Charles”) development. We also have also classified certain excess land parcels as held for sale. A disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Summary of Significant Accounting Policies.”

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying value of the assets to their net realizable value, less costs to sell. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million. We expect no material ongoing financial impact from the Lumiére Place Casino and Hotels.

Ameristar Casino Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. We have received approximately $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer due in July 2016. The recovery of proceeds from escrow and adjustments to our cost to sell estimates resulted in the recognition of an approximate $2.3 million gain during 2014.

Boomtown Reno: In June 2012, we closed the sale of the Boomtown Reno operations for total proceeds of approximately $12.9 million, resulting in a loss of $1.1 million. In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owns 27 acres of the excess land surrounding Boomtown Reno. At closing, we received approximately $3.5 million in cash, resulting in a gain of $2.4 million. As of December 31, 2014, we continue to hold approximately 783 acres of remaining excess land surrounding Boomtown Reno. During the third quarter of 2014, we entered into an agreement to sell this land, subject to a due diligence period.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey, for total consideration of approximately $29.5 million. We expect no ongoing financial impact from Atlantic City.

Springfield, Massachusetts: We own approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort. During the first quarter of 2014, we entered into an option agreement to sell this land. As of December 31, 2014, this option had not been exercised.

Revenue, expense and net income (loss) for entities and operations included in discontinued operations are summarized as follows:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Revenues	$41.0	$181.3	$213.1
Operating income (loss)	4.7	(123.5)	(19.0)
Other non-operating income (loss), net	0.5	(0.3)	0.1
Income (loss) before income taxes	5.2	(123.8)	(18.9)
Income tax benefit	0.3	1.2	0.3
Income (loss) from discontinued operations, net of taxes	$5.5	$(122.6)	$(18.6)

Net assets for entities and operations included in discontinued operations are summarized as follows:

	December 31,
	2014	2013
	(in millions)
Assets:
Land, buildings, vessels and equipment, net of accumulated depreciation	$11.8	$275.3
Other assets, net	9.4	47.2
Total assets	$21.2	$322.5
Liabilities:
Total liabilities	0.4	26.1
Net assets	$20.8	$296.4

Note 9—Goodwill and Other Intangible Assets

Goodwill. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Goodwill is subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. There were no impairments to goodwill for the years ended December 31, 2014, 2013, and 2012. During 2013, we recorded $864.1 million of goodwill related to our acquisitions of Ameristar and Pinnacle Retama Partners, LLC.

Other Intangible Assets. Other intangible assets consist of indefinite-lived intangible assets that include gaming licenses, trademarks and a racing license, and amortizing intangible assets, which include customer relationships and favorable leasehold interests. Our indefinite-lived intangible assets are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate the carrying value may not be recoverable.

During 2014, we recorded a $50.0 million intangible asset related to Belterra Park's video lottery terminal (“VLT”) license. Such amount is included in “Intangible assets, net” in our unaudited Condensed Consolidated Balance Sheet. As of December 31, 2014, we have made payments of $25.0 million for Belterra Park's VLT license and have accrued $25.0 million for the remaining amount due in 2015. Such amount is included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheet.

During 2013, we acquired $529.2 million of intangible other assets related to our acquisition of Ameristar and Pinnacle Retama Partners, LLC. In November 2013, we completed the sale of our equity interests in the entity developing the Ameristar Casino Lake Charles project, and as a result, we no longer hold a $29.8 million gaming license acquired through the Ameristar acquisition.

There were no impairments to indefinite-lived intangible assets for the years ended December 31, 2014 and 2012. During 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment of $10.0 million. The fair value of the license was calculated using discounted cash flows using Level 3 inputs.

The following tables set forth changes in the carrying value of goodwill and other intangible assets:

	December 31, 2014
	Weighted Average Remaining Useful Life (years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Goodwill:	(in millions)
Ameristar acquisition	Indefinite	$860.8	$—	$—	$860.8
Belterra Park	Indefinite	35.8	—	—	35.8
Boomtown New Orleans	Indefinite	16.8	—	—	16.8
Other	Indefinite	5.9	—	—	5.9
		919.3	—	—	919.3
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(31.1)	287.5
Trade names	Indefinite	187.2	—	—	187.2
Racing license	Indefinite	5.0	—	—	5.0
		510.8	—	(31.1)	479.7
Amortizing Intangible Assets:
Player relationships	5	75.1	(29.7)	—	45.4
Favorable leasehold interests	31	4.4	(0.2)	—	4.2
		79.5	(29.9)	—	49.6
Total Goodwill and Other Intangible Assets		$1,509.6	$(29.9)	$(31.1)	$1,448.6

	December 31, 2013
	Weighted Average Remaining Useful Life (years)	Gross Carrying Value	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Goodwill:	(in millions)
Ameristar acquisition	Indefinite	$860.8	$—	$—	$860.8
Belterra Park	Indefinite	35.8	—	—	35.8
Boomtown New Orleans	Indefinite	16.8	—	—	16.8
Other	Indefinite	5.9	—	—	5.9
		919.3	—	—	919.3
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	268.6	—	(31.1)	237.5
Trade names	Indefinite	187.2	—	—	187.2
Racing license	Indefinite	5.0	—	—	5.0
		460.8	—	(31.1)	429.7
Amortizing Intangible Assets:
Player relationships	6	75.1	(9.0)	—	66.1
Favorable leasehold interests	32	4.4	(0.1)	—	4.3
		79.5	(9.1)	—	70.4
Total Goodwill and Other Intangible Assets		$1,459.6	$(9.1)	$(31.1)	$1,419.4

Player relationships are being amortized on an accelerated basis over an approximate weighted average remaining useful life of 5 years. Favorable leasehold interests are being amortized on a straight-line basis over an approximate weighted average remaining useful life of 31 years.

The aggregate amortization expense for indefinite-lived intangible assets was $20.8 million, $9.0 million, and $0.1 million, for the years ended December 31, 2014, 2013, and 2012. Estimated future annual amortization is as follows:

	Player Relationships	Favorable Leasehold Interests	Total
	(in millions)
Year ended December 31:
2015	$15.8	$0.1	$15.9
2016	11.9	0.1	12.0
2017	8.8	0.1	8.9
2018	6.5	0.1	6.6
2019	2.1	0.1	2.2
Thereafter	0.3	3.7	4.0
Total	$45.4	$4.2	$49.6

Note 10—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net, consist of the following:

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Loss (gain) on disposal of assets, net	$3.5	$2.8	$(1.2)
Lease abandonment	3.0	—	—
Reserve on loan receivable	—	0.1	1.7
Impairment of long-lived assets	—	2.9	0.3
Impairment of indefinite-lived intangible assets	—	10.0	—
Other	(0.1)	1.5	—
Write-downs, reserves and recoveries, net	$6.4	$17.3	$0.8

Write-downs, reserves and recoveries, net, consist of $6.4 million in losses for the year ended December 31, 2014. The losses related to a $3.0 million lease abandonment charge from the consolidation of our Las Vegas headquarters and net losses of $3.5 million from the disposal or abandonment of slot and other equipment at our properties in the normal course of business.

For the year ended December 31, 2013, we recognized net losses of $17.3 million. The losses were primarily a result of an impairment loss on our Boomtown Bossier City gaming license of $10.0 million, an impairment charge of $1.5 million related to a decline in value of some of our excess land, and losses of $2.8 million from disposals of slot and other equipment at our properties in the normal course of business.

For the year ended December 31, 2012, we recognized net losses of $0.8 million. The losses were primarily a result of a $1.7 million reserve made against an outstanding loan receivable. This loss was offset by a net gain of $1.2 million on disposals of assets.

Note 11—Commitments and Contingencies

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

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. At December 31, 2014, and 2013, we had total self-insurance accruals of $24.4 million and $26.2 million, respectively, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In February 2010, the Company received a notice of proposed adjustment from the field agent in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. In August 2013, we filed a Motion for Partial Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were held at the Indiana Tax Court regarding our motion for summary judgment. As of December 31, 2014, the Company is still awaiting the issuance of the Indiana Tax Court's ruling on our Motion for Partial Summary Judgment.

Other:  We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 12—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $61.4 million in cash and other assets as of December 31, 2014, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations
For the year ended December 31, 2014
Revenues:
Gaming	$—	$1,974.4	$—	$—	$1,974.4
Food and beverage	—	118.4	—	—	118.4
Lodging	—	50.6	—	—	50.6
Retail, entertainment and other	0.1	67.0	—	—	67.1
	0.1	2,210.4	—	—	2,210.5
Expenses:
Gaming	—	1,056.9	—	—	1,056.9
Food and beverage	—	110.3	—	—	110.3
Lodging	—	24.0	—	—	24.0
Retail, entertainment and other	—	27.0	—	—	27.0
General and administrative	96.2	324.9	0.3	—	421.4
Pre-opening, development and other costs	4.3	8.3	0.3	—	12.9
Depreciation and amortization	8.5	232.5	—	—	241.0
Write downs, reserves, recoveries, net	4.2	2.2	—	—	6.4
	113.2	1,786.1	0.6	—	1,900.0
Operating income (loss)	(113.1)	424.3	(0.6)	—	310.5
Equity earnings of subsidiaries	292.5	—	—	(292.5)	—
Interest (expense) and non-operating income, net	(255.4)	2.7	—	—	(252.7)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Loss from equity method investment	—	—	(0.2)	—	(0.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(84.2)	427.0	(0.8)	(292.5)	49.4
Management fee and inter-company interest	149.8	(149.8)	—	—	—
Income tax benefit (expense)	(21.8)	10.7	—	—	(11.1)
Income (loss) from continuing operations	43.8	287.9	(0.8)	(292.5)	38.3
Income from discontinued operations, net of income taxes	—	5.5	—	—	5.5
Net income (loss)	$43.8	$293.4	$(0.8)	$(292.5)	$43.8

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2013
Revenues:
Gaming	$—	$1,327.3	$—	$—	$1,327.3
Food and beverage	—	78.9	—	—	78.9
Lodging	—	31.3	—	—	31.3
Retail, entertainment and other	0.1	50.2	—	—	50.3
	0.1	1,487.7	—	—	1,487.8
Expenses:
Gaming	—	733.5	—	—	733.5
Food and beverage	—	69.8	—	—	69.8
Lodging	—	14.8	—	—	14.8
Retail, entertainment and other	—	23.3	—	—	23.3
General and administrative	63.1	223.8	0.5	—	287.4
Pre-opening, development and other costs	86.2	2.1	0.7	—	89.0
Depreciation and amortization	6.5	142.0	—	—	148.5
Write downs, reserves, recoveries, net	1.1	14.5	1.6	—	17.2
	156.9	1,223.8	2.8	—	1,383.5
Operating income (loss)	(156.8)	263.9	(2.8)	—	104.3
Equity earnings of subsidiaries	(16.1)	—	—	16.1	—
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Interest (expense) and non-operating income, net	(177.4)	7.7	—	—	(169.7)
Income (loss) from continuing operations before inter-company activity and income taxes	(381.1)	271.6	(95.0)	16.1	(188.4)
Management fee and inter-company interest	70.1	(70.1)	—	—	—
Income tax benefit	55.1	—	—	—	55.1
Income (loss) from continuing operations	(255.9)	201.5	(95.0)	16.1	(133.3)
Loss from discontinued operations, net of income taxes	—	(122.5)	(0.1)	—	(122.6)
Net income (loss)	$(255.9)	$79.0	$(95.1)	$16.1	$(255.9)

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2012
Revenues:
Gaming	$—	$892.3	$—	$—	$892.3
Food and beverage	—	53.5	—	—	53.5
Lodging	—	21.9	—	—	21.9
Retail, entertainment and other	0.1	34.5	0.5	—	35.1
	0.1	1,002.2	0.5	—	1,002.8
Expenses:
Gaming	—	501.4	—	—	501.4
Food and beverage	—	47.1	—	—	47.1
Lodging	—	11.6	—	—	11.6
Retail, entertainment and other	—	19.1	0.7	—	19.8
General and administrative	26.7	153.9	0.6	—	181.2
Pre-opening, development and other costs	3.2	16.7	1.6	—	21.5
Depreciation and amortization	3.3	79.2	0.2	—	82.7
Write downs, reserves, recoveries, net	0.3	(1.2)	1.7	—	0.8
	33.5	827.8	4.8	—	866.1
Operating income (loss)	(33.4)	174.4	(4.3)	—	136.7
Equity earnings of subsidiaries	111.3	(0.1)	—	(111.2)	—
Loss on early extinguishment of debt	(20.7)	—	—	—	(20.7)
Loss from equity method investment	—	—	(30.8)	—	(30.8)
Interest (expense) and non-operating income, net	(114.4)	12.0	8.7	—	(93.7)
Income (loss) from continuing operations before inter-company activity and income taxes	(57.2)	186.3	(26.4)	(111.2)	(8.5)
Management fee and inter-company interest	30.1	(20.2)	(8.4)	(1.5)	—
Income tax expense	(4.7)	—	—	—	(4.7)
Income (loss) from continuing operations	(31.8)	166.1	(34.8)	(112.7)	(13.2)
Income (loss) from discontinued operations, net of income taxes	—	(20.0)	(0.1)	1.5	(18.6)
Net income (loss)	$(31.8)	$146.1	$(34.9)	$(111.2)	$(31.8)

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2014
Current assets, excluding discontinued operations	$73.4	$184.5	$23.3	$(23.3)	$257.9
Property and equipment, net	34.3	2,977.2	5.4	—	3,016.9
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	524.3	5.0	—	529.3
Other non-current assets	60.0	4.6	24.4	—	89.0
Investment in subsidiaries	4,470.8	—	—	(4,470.8)	—
Assets of discontinued operations held for sale	3.6	17.7	—	—	21.3
Inter-company	—	352.0	—	(352.0)	—
Total assets	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7
Current liabilities, excluding discontinued operations	$100.8	$273.1	$—	$(23.3)	$350.6
Notes payable, long term	3,975.5	0.1	—	—	3,975.6
Other non-current liabilities	(63.0)	280.6	—	—	217.6
Liabilities of discontinued operations held for sale	—	0.4	—	—	0.4
Inter-company	350.8	—	1.2	(352.0)	—
Total liabilities	4,364.1	554.2	1.2	(375.3)	4,544.2
Total Pinnacle stockholders' equity	278.0	4,422.1	48.8	(4,470.8)	278.1
Non-controlling interest	—	—	11.4	—	11.4
Total equity	278.0	4,422.1	60.2	(4,470.8)	289.5
Total liabilities and stockholders' equity	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7

As of December 31, 2013
Current assets, excluding discontinued operations	$66.8	$185.1	$27.7	$—	$279.6
Property and equipment, net	47.7	2,983.1	5.7	—	3,036.5
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	495.1	5.0	—	500.1
Other non-current assets	72.6	6.6	22.1	—	101.3
Investment in subsidiaries	4,508.3	—	—	(4,508.3)	—
Assets of discontinued operations held for sale	3.4	318.8	1.2	(0.8)	322.6
Inter-company	—	55.7	—	(55.7)	—
Total assets	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4
Current liabilities, excluding discontinued operations	$114.8	$231.4	$0.1	$—	$346.3
Notes payable, long term	4,363.9	0.1	—	—	4,364.0
Other non-current liabilities	(48.1)	245.9	—	—	197.8
Liabilities of discontinued operations held for sale	—	26.1	—	—	26.1
Inter-company	54.5	—	1.2	(55.7)	—
Total liabilities	4,485.1	503.5	1.3	(55.7)	4,934.2
Total Pinnacle stockholders' equity	213.7	4,456.9	52.2	(4,509.1)	213.7
Non-controlling interest	—	—	11.5	—	11.5
Total equity	$213.7	$4,456.9	$63.7	$(4,509.1)	$225.2
Total liabilities and stockholders' equity	$4,698.8	$4,960.4	$65.0	$(4,564.8)	$5,159.4

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Cash Flows
For the year ended December 31, 2014
Cash provided by (used in) operating activities	$119.3	$234.4	$(25.2)	$—	$328.5
Capital expenditures and land additions	(12.0)	(218.8)	—	—	(230.8)
Purchases of intangible assets	—	(25.0)	—	—	(25.0)
Escrow funds	—	25.0	—	—	25.0
Net proceeds from sales of discontinued operations held for sale	—	258.5	—	—	258.5
Restricted cash	5.9	—	—	—	5.9
Inter-company transfers of proceeds from sales of discontinued operations held for sale and other	260.2	(258.1)	(2.5)	—	(0.4)
Cash provided by (used in) investing activities	254.1	(218.4)	(2.5)	—	33.2
Proceeds from credit facility	291.7	—	—	—	291.7
Repayments under credit facility	(693.0)	—	—	—	(693.0)
Other	5.7	—	—	—	5.7
Cash provided by financing activities	(395.6)	—	—	—	(395.6)
Increase (decrease) in cash and cash equivalents	(22.2)	16.0	(27.7)	—	(33.9)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$6.4	$158.3	$—	$—	$164.7

For the year ended December 31, 2013
Cash provided by (used in) operating activities	$(1,754.5)	$1,895.5	$20.1	$—	$161.1
Capital expenditures and land additions	(5.8)	(286.8)	—	—	(292.6)
Purchases of held-to-maturity debt securities, net	4.4	—	(5.9)	—	(1.5)
Payments for business combinations, net	—	(1,749.7)	—	—	(1,749.7)
Net proceeds from sales of discontinued operations held for sale	—	205.7	—	—	205.7
Loans receivable, net	—	—	(6.9)	—	(6.9)
Other	0.5	4.1	(2.4)	—	2.2
Cash used in investing activities	(0.9)	(1,826.7)	(15.2)	—	(1,842.8)
Proceeds from credit facility	2,168.8	—	—	—	2,168.8
Repayments under credit facility	(15.1)	—	—	—	(15.1)
Proceeds from issuance of long-term debt	850.0	—	—	—	850.0
Repayments of long-term debt	(1,190.3)	—	—	—	(1,190.3)
Other	(34.9)	—	—	—	(34.9)
Cash provided by financing activities	1,778.5	—	—	—	1,778.5
Increase (decrease) in cash and cash equivalents	23.1	68.8	4.9	—	96.8
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$28.6	$142.3	$27.7	$—	$198.6

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2012
Cash provided by (used in) operating activities	$(140.0)	$277.7	$49.2	$—	$186.9
Capital expenditures and land additions	(4.1)	(294.8)	(0.5)	—	(299.4)
Purchase of held-to-maturity debt securities, net	(4.5)	—	(15.6)	—	(20.1)
Refund from escrow deposit	—	25.0	—	—	25.0
Net proceeds from sales of discontinued operations	—	10.8	—	—	10.8
Equity method investment	—	(0.3)	(24.1)	—	(24.4)
Loans receivable, net	—	—	(6.0)	—	(6.0)
Other	0.1	7.1	4.8	—	12.0
Cash used in investing activities	(8.5)	(252.2)	(41.4)	—	(302.1)
Proceeds from credit facility	47.5	—	—	—	47.5
Repayments under credit facility	(103.5)	—	—	—	(103.5)
Proceeds from issuance of long-term debt	646.8	—	—	—	646.8
Repayment of long-term debt	(392.2)	—	—	—	(392.2)
Debt issuance and other financing costs	(12.4)	—	—	—	(12.4)
Purchase of treasury stock	(51.0)	—	—	—	(51.0)
Other	1.5	—	—	—	1.5
Cash provided by financing activities	136.7	—	—	—	136.7
Increase (decrease) in cash and cash equivalents	(11.8)	25.5	7.8	—	21.5
Cash and cash equivalents, beginning of period	17.3	48.0	15.0	—	80.3
Cash and cash equivalents, end of period	$5.5	$73.5	$22.8	$—	$101.8

(a)
As of December 31, 2014, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; Ameristar Casino East Chicago, LLC; and Ameristar Casino Springfield, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $61.4 million in cash and other assets as of December 31, 2014, that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 13—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA (as defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the years ended December 31, 2014, 2013, and 2012.

	For the year ended December 31,
	2014	2013	2012
	(in millions)
Revenues:
Midwest segment (a)	$1,185.2	$650.9	$367.3
South segment (a)	801.9	748.1	634.9
West segment (a)	216.0	82.9	—
	2,203.1	1,481.9	1,002.2
Corporate and other (c)	7.4	6.0	0.6
Total revenues	$2,210.5	$1,487.9	$1,002.8
Adjusted EBITDA (b):
Midwest segment (a)	$348.4	$183.7	$94.3
South segment (a)	244.4	213.5	176.6
West segment (a)	78.2	27.7	—
	671.0	424.9	270.9
Corporate expenses and other (c)	(86.2)	(54.3)	(20.6)
Consolidated Adjusted EBITDA (b)	$584.8	$370.6	$250.3

Other benefits (costs):
Depreciation and amortization	(241.1)	(148.5)	(82.7)
Pre-opening, development and other costs	(13.0)	(89.0)	(21.5)
Non-cash share-based compensation	(13.9)	(11.5)	(8.5)
Write-downs, reserves and recoveries, net	(6.4)	(17.3)	(0.8)
Interest expense, net	(252.6)	(169.8)	(93.7)
Loss from equity method investment	(0.2)	(92.2)	(30.8)
Loss on early extinguishment of debt	(8.2)	(30.8)	(20.7)
Income tax benefit (expense)	(11.1)	55.1	(4.8)
Income (loss) from continuing operations	$38.3	$(133.4)	$(13.2)

Capital expenditures
Midwest segment (a)	$158.2	$139.4	$37.1
South segment (a)	51.0	77.8	249.0
West segment (a)	7.7	1.7	—
Corporate and other, including development projects and discontinued operations	13.9	73.7	13.4
	$230.8	$292.6	$299.5

	December 31,
	2014	2013
	(in millions)
Assets:
Midwest segment (a)	$2,758.1	$2,669.1
South segment (a)	1,294.8	1,322.8
West segment (a)	546.6	568.4
Corporate and other, including development projects and discontinued operations	1,008.2	1,627.0
Eliminations	(774.0)	(1,027.9)
	$4,833.7	$5,159.4

(a) See Note 1, "Summary of Significant Accounting Policies," for a listing of properties included in each segment.

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

(c) Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Beginning in the 2013 third quarter, we changed the methodology used to allocate corporate expenses to our reportable segments. Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property. Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property. Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property were allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA. Other includes expenses relating to the management of Retama Park Racetrack and the operation of Heartland Poker Tour.

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2014 and 2013:

	2014
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$554.3	$568.3	$555.2	$532.8
Operating income (a)	78.7	77.2	66.8	87.7
Income (loss) from continuing operations	14.2	7.7	(2.3)	18.7
Income from discontinued operations, net of taxes	0.4	4.8	—	0.3
Net income (loss)	14.6	12.5	(2.3)	19.0
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$14.6	$12.5	$(2.3)	$19.0
Per Share Data—Basic (b)
Income (loss) from continuing operations	$0.24	$0.13	$(0.04)	$0.32
Income from discontinued operations, net of taxes	0.01	0.08	—	—
Net income (loss)—basic	$0.25	$0.21	$(0.04)	$0.32
Per Share Data—Diluted (b)
Income (loss) from continuing operations	$0.23	$0.13	$(0.04)	$0.31
Income from discontinued operations, net of taxes	0.01	0.08	—	—
Net income (loss)—diluted	$0.24	$0.21	$(0.04)	$0.31

	2013
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$535.0	$418.9	$267.3	$266.6
Operating income (loss) (a)	69.8	(15.2)	17.9	31.9
Income (loss) from continuing operations	8.6	(47.1)	(7.1)	(87.8)
Income (loss) from discontinued operations, net of taxes	6.4	(133.3)	2.0	2.4
Net income (loss)	15.0	(180.4)	(5.1)	(85.4)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$15.0	$(180.4)	$(5.1)	$(85.4)
Per Share Data—Basic (b)
Income (loss) from continuing operations	$0.15	$(0.80)	$(0.12)	$(1.50)
Income (loss) from discontinued operations, net of taxes	0.11	(2.27)	0.03	0.04
Net income (loss)—basic	$0.26	$(3.07)	$(0.09)	$(1.46)
Per Share Data—Diluted (b)
Income (loss) from continuing operations	$0.14	$(0.80)	$(0.12)	$(1.50)
Income (loss) from discontinued operations, net of taxes	0.11	(2.27)	0.03	0.04
Net income (loss)—diluted	$0.25	$(3.07)	$(0.09)	$(1.46)

(a)	Among other items, the estimates inherent in the accounting process can impact quarterly comparability.

(b)
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
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ernst & Young LLP has issued an audit report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:

We have audited Pinnacle Entertainment, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pinnacle Entertainment, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pinnacle Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2014 and 2013, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and the financial statement schedule listed in Item 15(a)2 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
March 2, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014, under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	111
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

2.3
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

2.4
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641). ††

2.5
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.6
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).

2.7
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).††

2.8
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.9
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.10
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.11
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

2.12
Letter Agreement Regarding Membership Interest Purchase Agreement, dated November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock is hereby incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on November 7, 2014. (SEC File No. 001-13641).

3.3
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

4.1
Rights Agreement, dated as of November 6, 2014, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on November 7, 2014. (SEC File No. 001-13641).

4.2†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

4.3†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.4†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Executive), is hereby incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.5†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.6†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.7†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.8†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.9†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant) is hereby incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.10†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant) is hereby incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.11†*
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant).

4.12†*
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant).

4.13†
Form of Performance Share Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.14†
Form of Performance Share Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.15†*	Form of Performance Share Agreement for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.16†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2014. (SEC File No. 001-13641).

4.17†
Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

4.18†
Stock Option Grant Notice and Stock Option Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

4.19†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

4.20†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.21†
Form of Stock Option Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.22†
Form of Restricted Stock Unit Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.23†
Form of Stock Option Agreement for Team Members (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 20, 2014. (SEC File No. 001-13641).

4.24
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.25
Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors that are signatories thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.375% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.26
Form of 6.375% Senior Note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.27
Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.28
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the guarantors named therein, Ameristar Casinos, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on May 9, 2012. (SEC File No. 000-22494).

4.29
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

4.30
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Casinos, Inc., Ameristar Lake Charles Holdings, LLC, Creative Casinos of Louisiana, L.L.C., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. for the quarterly period ended June 30, 2012. (SEC File No. 000-22494).

4.31
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

4.32
Fifth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.33
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.34
Form of 7.50% senior note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.35
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.36
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

4.37
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.38
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

4.39
Fourth Supplemental Indenture, dated as of August 1, 2012, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.40
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.41
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is hereby incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.42
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.43
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.44
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

4.45
Second Supplemental Indenture, dated as of August 1, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.46
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.47
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is hereby incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.48
Form of 7.75% Senior Subordinated Note due 2022 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.49
Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.  (SEC File No. 001-13641).

10.1
Amended and Restated Credit Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc., as borrower, among the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.2†
Employment Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.3†*	First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo.

10.4†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey

10.5†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

10.6†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez.

10.7†*	First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez.

10.8†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.9†*	First Amendment to Employment Agreement, dated December 18, 2014, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.10†
Employment Agreement, dated July 22, 2013, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

10.11†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming.

10.12†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.13†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.14†
Separation Agreement and General Release, dated as of August 26, 2013, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.15†
Employment Agreement, dated July 30, 2013, between Pinnacle Entertainment, Inc. and Michelle Shriver is hereby incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

10.16†
Separation Agreement and General Release, dated as of September 4, 2014, by and between Pinnacle Entertainment, Inc. and Michelle Shriver is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (SEC File No. 001-13641).

10.17†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.18†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.19†
Separation Agreement and General Release, dated as of June 7, 2013, by and between Pinnacle Entertainment, Inc., PNK (Baton Rouge) Partnership, PNK (Lake Charles), L.L.C., PNK (BOSSIER CITY), Inc., Louisiana-I Gaming, a Louisiana Partnership in Commendam, and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.20†*	Summary of Director Compensation.

10.21
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.22	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

10.23†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.24†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.25†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.26
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

10.27
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

10.28
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.29
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.30
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.31*	Amendment Number One to Ground Lease Agreement dated as of May 27, 2005, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

10.32*	Amendment Number Two to Ground Lease Agreement dated as of March 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

Exhibit
Number	Description of Exhibit
10.33*	Third Amendment to Ground Lease Agreement dated as of July 1, 2011, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

10.34*	Fourth Amendment to Ground Lease Agreement dated as of October 17, 2014, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

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

10.45
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.46
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.47
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.48
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.49
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

10.50
Amendments to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of November 21, 2013, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. is hereby incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

10.51
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

10.52
Third Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of April 22, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 001-13641).

10.53
Fourth Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of June 9, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P. is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 001-13641).

10.54
First Amendment to the Fourth Amended and Restated Shareholders Agreement, dated as of September 5, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P. is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (SEC File No. 001-13641).

10.55
Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc. is hereby incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.56
Amended and Restated Debt Commitment Letter, dated June 10, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, UBS Loan Finance LLC and UBS Securities LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2013. (SEC File No. 001-13641).

10.57
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and The Royal Bank of Scotland PLC is hereby incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.58
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and U.S. Bank National Association is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.59
Commitment Joinder Letter, dated July 12, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Sumitomo Mitsui Banking Corporation is hereby incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.60
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

10.61
Limited Guarantee, dated as of August 16, 2013, by and among Tropicana Entertainment Inc., Pinnacle Entertainment, Inc., and Casino Magic, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

10.62
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

10.63
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.9 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 000-22494)

10.64
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.21 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-22494).

10.65
Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc. is hereby incorporated by reference to Exhibit 10.12 and Exhibit 99.1 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 000-22494).

Exhibit
Number	Description of Exhibit
10.66
Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH Acquisitions IN, LLC (now known as Ameristar Casino East Chicago, LLC) (“RIH”); Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City is hereby incorporated by reference to Exhibit 10.3 to Ameristar Casinos, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 000-22494).

10.67
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on June 7, 2011. (SEC File No. 000-22494).

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

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i)
the Consolidated Balance Sheets,
(ii)
the Consolidated Statements of Operations,
(iii)
the Consolidated Statements of Comprehensive Income (Loss),
(iv)
the Consolidated Statements of Changes in Stockholders' Equity,
(v)
the Consolidated Statements of Cash Flows and
(vi)
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	March 2, 2015	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Date:	March 2, 2015
Anthony M. Sanfilippo
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Date:	March 2, 2015
Carlos A. Ruisanchez
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Stephen C. Comer	Date:	March 2, 2015
Stephen C. Comer
Director

By:	/s/ Richard J. Goeglein	Date:	March 2, 2015
Richard J. Goeglein
Director

By:	/s/ Bruce A. Leslie	Date:	March 2, 2015
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Date:	March 2, 2015
James L. Martineau
Director

By:	/s/ Desirée Rogers	Date:	March 2, 2015
Desirée Rogers
Director

By:	/s/ Jaynie Miller Studenmund	Date:	March 2, 2015
Jaynie Miller Studenmund
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2012, 2013 and 2014
(amounts in thousands)

	As of	2012		As of	2013		As of	2014		As of
Description	1/1/2012	Additions	Deductions	12/31/2012	Additions	Deductions	12/31/2013	Additions	Deductions	12/31/2014
Allowance for doubtful accounts	$4,610	$3,766	$(1,068)	$7,308	$2,190	$(4,320)	$5,178	$2,363	$(2,578)	$4,963

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
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

2.3
Second Amendment to Agreement and Plan of Merger, dated as of March 14, 2013, entered into by and among, Pinnacle Entertainment, Inc., PNK Holdings, Inc., PNK Development 32, Inc., and Ameristar Casinos, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. (SEC File No. 001-13641).

2.4
Equity Interest Purchase Agreement, dated as of August 16, 2013, by and among Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641). ††

2.5
Amendment to Equity Interest Purchase Agreement, dated September 4, 2013, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.6
Second Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).

2.7
Third Amendment to Equity Interest Purchase Agreement, dated as of March 31, 2014, between Tropicana St. Louis LLC, Pinnacle Entertainment, Inc., Casino Magic, LLC, Casino One Corporation, PNK (ES), LLC, PNK (ST. LOUIS RE), LLC, and PNK (STLH), LLC is hereby incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 7, 2014. (SEC File No. 001-13641).††

2.8
Membership Interests Purchase Agreement, dated as of July 24, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.9
Amendment to Membership Interests Purchase Agreement, dated September 4, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.10
Amendment to Membership Interests Purchase Agreement, dated September 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

2.11
Third Amendment to Membership Interests Purchase Agreement, dated November 15, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

2.12
Letter Agreement Regarding Membership Interest Purchase Agreement, dated November 19, 2013, between GNLC Holdings, Inc., Pinnacle Entertainment, Inc., Ameristar Casino Lake Charles, LLC and Ameristar Lake Charles Holdings, LLC is hereby incorporated by reference to Exhibit 2.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock is hereby incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on November 7, 2014. (SEC File No. 001-13641).

3.3
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

4.1
Rights Agreement, dated as of November 6, 2014, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on November 7, 2014. (SEC File No. 001-13641).

4.2†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

4.3†
Form of Restricted Stock Agreement and Form of Restricted Stock Grant Notice for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 6, 2006. (SEC File No. 001-13641).

4.4†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Executive), is hereby incorporated by reference to Exhibit 4.21 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.5†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.6†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.7†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.8†
Form of Online Director Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.24 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.9†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant) is hereby incorporated by reference to Exhibit 4.25 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.10†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant) is hereby incorporated by reference to Exhibit 4.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

4.11†*
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant).

Exhibit
Number	Description of Exhibit

4.12†*
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant).

4.13†
Form of Performance Share Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.14†
Form of Performance Share Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.15†*	Form of Performance Share Agreement for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended.

4.16†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2014. (SEC File No. 001-13641).

4.17†
Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

4.18†
Stock Option Grant Notice and Stock Option Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

4.19†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

4.20†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.21†
Form of Stock Option Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.22†
Form of Restricted Stock Unit Agreement (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.23†
Form of Stock Option Agreement for Team Members (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 20, 2014. (SEC File No. 001-13641).

4.24
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.25
Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors that are signatories thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 6.375% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.26
Form of 6.375% Senior Note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.27
Indenture, dated as of April 14, 2011, among Ameristar Casinos, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB), as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.28
Supplemental Indenture, dated as of February 23, 2012, among Ameristar Casino Springfield, LLC, the guarantors named therein, Ameristar Casinos, Inc. and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. on May 9, 2012. (SEC File No. 000-22494).

4.29
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

4.30
Third Supplemental Indenture, dated as of July 18, 2012, among Ameristar Casinos, Inc., Ameristar Lake Charles Holdings, LLC, Creative Casinos of Louisiana, L.L.C., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to the 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q filed by Ameristar Casinos, Inc. for the quarterly period ended June 30, 2012. (SEC File No. 000-22494).

4.31
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

4.32
Fifth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and Wilmington Trust, National Association (as successor by merger to Wilmington Trust, FSB) as trustee, relating to 7.50% senior notes due 2021 is hereby incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.33
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.34
Form of 7.50% senior note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.35
Indenture dated as of May 6, 2010, governing the 8.75% Senior Subordinated Notes due 2020, by and among the Company, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.36
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

4.37
Second Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

4.38
Third Supplemental Indenture, dated as of January 28, 2011, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.39
Fourth Supplemental Indenture, dated as of August 1, 2012, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.35 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.40
Fifth Supplemental Indenture, dated as of January 29, 2013, governing the 8.75% Senior Subordinated Notes due 2020, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.41
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is hereby incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.42
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.43
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.44
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

4.45
Second Supplemental Indenture, dated as of August 1, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.40 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.46
Third Supplemental Indenture, dated as of January 29, 2013, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.41 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. (SEC File No. 001-13641).

4.47
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is hereby incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.48
Form of 7.75% Senior Subordinated Note due 2022 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.49
Specimen certificate for shares of common stock, $0.10 par value per share, of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.  (SEC File No. 001-13641).

10.1
Amended and Restated Credit Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc., as borrower, among the financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A. as Administrative Agent is hereby incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.2†
Employment Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.3†*	First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo.

10.4†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey

10.5†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

10.6†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez.

10.7†*	First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez.

10.8†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.9†*	First Amendment to Employment Agreement, dated December 18, 2014, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.10†
Employment Agreement, dated July 22, 2013, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

10.11†*	Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming.

10.12†
Employment Agreement, dated November 29, 2011, effective November 15, 2011, between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.13†
First Amendment to Employment Agreement, dated December 14, 2011, effective as of January 1, 2012, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.14†
Separation Agreement and General Release, dated as of August 26, 2013, by and between Pinnacle Entertainment, Inc. and Daniel P. Boudreaux is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013. (SEC File No. 001-13641).

10.15†
Employment Agreement, dated July 30, 2013, between Pinnacle Entertainment, Inc. and Michelle Shriver is hereby incorporated by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

10.16†
Separation Agreement and General Release, dated as of September 4, 2014, by and between Pinnacle Entertainment, Inc. and Michelle Shriver is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (SEC File No. 001-13641).

10.17†
Employment Agreement, dated April 24, 2012, effective April 10, 2012, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012. (SEC File No. 001-13641).

10.18†
First Amendment to Employment Agreement, dated May 21, 2013, between Pinnacle Entertainment, Inc. and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.19†
Separation Agreement and General Release, dated as of June 7, 2013, by and between Pinnacle Entertainment, Inc., PNK (Baton Rouge) Partnership, PNK (Lake Charles), L.L.C., PNK (BOSSIER CITY), Inc., Louisiana-I Gaming, a Louisiana Partnership in Commendam, and Geno M. Iafrate is hereby incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.20†*	Summary of Director Compensation.

10.21
Indemnification Trust Agreement dated as of August 16, 2005 by and between Pinnacle Entertainment, Inc. and Wilmington Trust Company and, as an additional party, Bruce Leslie, as Beneficiaries' Representative, is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-13641).

10.22	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

10.23†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.24†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.25†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated effective January 1, 2011 is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 7, 2011. (SEC File No. 001-13641).

10.26
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

10.27
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

10.28
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.29
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.30
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.31*	Amendment Number One to Ground Lease Agreement dated as of May 27, 2005, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

10.32*	Amendment Number Two to Ground Lease Agreement dated as of March 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

Exhibit
Number	Description of Exhibit
10.33*	Third Amendment to Ground Lease Agreement dated as of July 1, 2011, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

10.34*	Fourth Amendment to Ground Lease Agreement dated as of October 17, 2014, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District.

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

10.45
Agreement for Guaranteed Maximum Price Construction Services, effective as of January 16, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.46
GMP Amendment, effective as of July 12, 2013, PNK (Ohio), LLC and Yates/Paric, a Joint Venture, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 18, 2013. (SEC File No. 001-13641).

10.47
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.48
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.49
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

10.50
Amendments to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of November 21, 2013, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. is hereby incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. (SEC File No. 001-13641).

10.51
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

10.52
Third Amendment to the Third Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of April 22, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., Harbinger China Dragon Intermediate Fund, L.P., Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 001-13641).

10.53
Fourth Amended and Restated Shareholders Agreement and the Conversion Agreement, dated as of June 9, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P. is hereby incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014. (SEC File No. 001-13641).

10.54
First Amendment to the Fourth Amended and Restated Shareholders Agreement, dated as of September 5, 2014, by and among PNK Development 18, LLC, PNK Development 31, LLC, Asian Coast Development (Canada) Ltd., Harbinger II S.à r.l., Blue Line ACDL, Inc., Breakaway ACDL, Inc., Credit Distressed Blue Line Master Fund, Ltd., Global Opportunities Breakaway Ltd., and Harbinger China Dragon Intermediate Fund, L.P. is hereby incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. (SEC File No. 001-13641).

10.55
Resort Management Agreement, effective August 8, 2011, between Ho Tram Project Company Limited and PNK (VN), Inc. is hereby incorporated by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

10.56
Amended and Restated Debt Commitment Letter, dated June 10, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, Deutsche Bank AG Cayman Islands Branch, Wells Fargo Bank, National Association, WF Investment Holdings, LLC, Wells Fargo Securities, LLC, Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, Fifth Third Bank, UBS Loan Finance LLC and UBS Securities LLC is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.57
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and The Royal Bank of Scotland PLC is hereby incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.58
Commitment Joinder Letter, dated July 3, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and U.S. Bank National Association is hereby incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.59
Commitment Joinder Letter, dated July 12, 2013, entered into among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, and Sumitomo Mitsui Banking Corporation is hereby incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013. (SEC File No. 001-13641).

10.60
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

10.61
Limited Guarantee, dated as of August 16, 2013, by and among Tropicana Entertainment Inc., Pinnacle Entertainment, Inc., and Casino Magic, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 21, 2013. (SEC File No. 001-13641).

10.62
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

10.63
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.9 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 000-22494)

10.64
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.21 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-22494).

10.65
Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc. is hereby incorporated by reference to Exhibit 10.12 and Exhibit 99.1 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 000-22494).

10.66
Redevelopment Project Lease, dated as of October 19, 1995, between the City of East Chicago, Indiana and Showboat Marina Partnership (“SMP”), as subsequently amended and assigned by Lease Assignment and Assumption Agreement, dated as of March 28, 1996, between SMP and Showboat Marina Casino Partnership (“SMCP”); Acknowledgement of Commencement Date of Redevelopment Project Lease and Notice of Election to Take Possession of Leased Premises, dated as of March 28, 1996, between the City and SMCP; First Amendment to Redevelopment Project Lease, dated as of March 28, 1996, between the City and SMCP; Second Amendment to Redevelopment Project Lease, dated as of January 20, 1999, between the City and SMCP; Assignment and Assumption of Lease, dated as of April 26, 2005, between SMCP and RIH Acquisitions IN, LLC (now known as Ameristar Casino East Chicago, LLC) (“RIH”); Assignment and Assumption of Lease, dated as of October 25, 2006, between RIH and RIH Propco IN, LLC; and Memorandum of Merger of Leasehold Interests, dated as of September 18, 2007, between RIH and the City is hereby incorporated by reference to Exhibit 10.3 to Ameristar Casinos, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. (SEC File No. 000-22494).

Exhibit
Number	Description of Exhibit
10.67
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on June 7, 2011. (SEC File No. 000-22494).

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

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):
(i)
the Consolidated Balance Sheets,
(ii)
the Consolidated Statements of Operations,
(iii)
the Consolidated Statements of Comprehensive Income (Loss),
(iv)
the Consolidated Statements of Changes in Stockholders' Equity,
(v)
the Consolidated Statements of Cash Flows and
(vi)
Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
††
Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Pinnacle hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.