Form 10-Q
period 2015-03-31
PINNACLE ENTERTAINMENT INC.
filed 2015-05-11
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on May 7, 2015, the number of outstanding shares of the registrant’s common stock was 60,520,778.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended March 31,
	2015	2014
Revenues:
Gaming	$514,347	$480,140
Food and beverage	32,030	27,613
Lodging	11,495	10,790
Retail, entertainment and other	14,967	14,226
Total revenues	572,839	532,769
Expenses and other costs:
Gaming	264,885	247,994
Food and beverage	29,167	24,712
Lodging	5,788	5,129
Retail, entertainment and other	5,090	4,576
General and administrative	102,290	100,267
Depreciation and amortization	67,831	58,311
Pre-opening, development and other costs	1,567	3,412
Write-downs, reserves and recoveries, net	3,144	645
Total expenses and other costs	479,762	445,046
Operating income	93,077	87,723
Interest expense, net	(61,083)	(66,789)
Loss from equity method investment	(83)	—
Income from continuing operations before income taxes	31,911	20,934
Income tax expense	(4,832)	(2,190)
Income from continuing operations	27,079	18,744
Income from discontinued operations, net of income taxes	217	299
Net income	27,296	19,043
Net loss attributable to non-controlling interest	(10)	(4)
Net income attributable to Pinnacle Entertainment, Inc.	$27,306	$19,047
Net income per common share—basic
Income from continuing operations	$0.45	$0.32
Income from discontinued operations, net of income taxes	—	—
Net income per common share—basic	$0.45	$0.32
Net income per common share—diluted
Income from continuing operations	$0.44	$0.31
Income from discontinued operations, net of income taxes	—	—
Net income per common share—diluted	$0.44	$0.31
Number of shares—basic	60,508	59,263
Number of shares—diluted	62,396	61,150
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2015	2014
Net income	$27,296	$19,043
Comprehensive income	27,296	19,043
Comprehensive loss attributable to non-controlling interest	(10)	(4)
Comprehensive income attributable to Pinnacle Entertainment, Inc.	$27,306	$19,047
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$159,321	$164,654
Accounts receivable, net of allowance for doubtful accounts of $5,836 and $4,963	30,182	28,424
Inventories	10,436	9,877
Income tax receivable, net	787	20,289
Prepaid expenses and other assets	27,750	27,102
Deferred income taxes	7,509	7,509
Assets held for sale and assets of discontinued operations	21,701	21,260
Total current assets	257,686	279,115
Restricted cash	5,667	5,667
Land, buildings, vessels and equipment, net of accumulated depreciation	2,964,270	3,017,009
Goodwill	919,282	919,282
Intangible assets, net	525,344	529,269
Other assets, net	80,633	83,340
Total assets	$4,752,882	$4,833,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,244	$57,632
Accrued interest	69,661	49,760
Accrued compensation	67,928	73,698
Accrued taxes	34,267	39,287
Other accrued liabilities	115,163	119,106
Current portion of long-term debt	11,006	11,006
Liabilities held for sale and liabilities of discontinued operations	383	413
Total current liabilities	331,652	350,902
Long-term debt less current portion	3,872,496	3,975,648
Other long-term liabilities	40,212	40,021
Deferred income taxes	181,505	177,729
Total liabilities	4,425,865	4,544,300
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 60,417,786 and 59,979,853 shares issued and outstanding, net of treasury shares	6,679	6,635
Additional paid-in capital	1,106,803	1,096,508
Accumulated deficit	(726,900)	(754,206)
Accumulated other comprehensive income	132	132
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders’ equity	315,624	277,979
Non-controlling interest	11,393	11,403
Total stockholders’ equity	327,017	289,382
Total liabilities and stockholders’ equity	$4,752,882	$4,833,682
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2015	59,980	$6,635	$1,096,508	$(754,206)	$132	$(71,090)	$277,979	$11,403	$289,382
Net income (loss)	—	—	—	27,306	—	—	27,306	(10)	27,296
Share-based compensation	—	—	4,145	—	—	—	4,145	—	4,145
Common stock issuance and option exercises	438	44	6,150	—	—	—	6,194	—	6,194
Balance as of March 31, 2015	60,418	$6,679	$1,106,803	$(726,900)	$132	$(71,090)	$315,624	$11,393	$327,017

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$27,296	$19,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,831	58,311
Loss on sale or disposal of assets	383	609
Loss from equity method investment	83	—
Impairment of land	2,575	—
Impairment of buildings, vessels and equipment	194	4,708
Amortization of debt issuance costs and debt discounts/premiums	1,608	4,766
Share-based compensation expense	4,145	3,125
Change in income taxes	23,351	3,236
Changes in operating assets and liabilities:
Receivables, net	(1,328)	6,208
Prepaid expenses and other	12	(15,941)
Accounts payable, accrued expenses and other	(13,053)	(8,354)
Net cash provided by operating activities	113,097	75,711
Cash flows from investing activities:
Capital expenditures	(21,118)	(67,300)
Equity method investment, inclusive of capitalized interest	—	(25)
Proceeds from sale of property and equipment	294	—
Purchase of intangible asset	—	(10,000)
Loans receivable, net	(750)	1,675
Restricted cash	—	5,925
Net cash used in investing activities	(21,574)	(69,725)
Cash flows from financing activities:
Proceeds from credit facility	35,000	53,000
Repayments under credit facility	(137,750)	(86,000)
Proceeds from common stock options exercised	6,146	2,277
Debt issuance and other financing costs	(252)	(122)
Net cash used in financing activities	(96,856)	(30,845)
Change in cash and cash equivalents	(5,333)	(24,859)
Cash and cash equivalents at the beginning of the period	164,654	198,575
Cash and cash equivalents at the end of the period	$159,321	$173,716

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$39,465	$41,812
Cash refunds related to income taxes, net	(17,379)	(1,621)
Increase (Decrease) in construction-related deposits and liabilities	(5,617)	6,196
Non-cash issuance of common stock	260	172

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

The operating results of Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumière Place Casino and Hotels”) have been classified as discontinued operations in our unaudited Condensed Consolidated Statements of Operations. In April 2014, we completed the sale of the ownership interests in the Lumière Place Casino and Hotels. For further information, see Note 7, “Discontinued Operations and Assets Held for Sale.” Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies, in which we have proposed separating our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT”), the common stock of which would be distributed to our stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity following the transaction. In May 2015, we announced that we have engaged in productive discussions with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly traded real estate investment trust, regarding their potential acquisition of our real estate assets. If a definitive agreement were entered into with respect to the potential acquisition by GLPI of our real estate assets, such a transaction would be in lieu of effecting our own REIT transaction. There can be no assurance that we will enter into a definitive agreement with GLPI related to a potential transaction or that a transaction will be consummated.

Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions of the Securities and Exchange Commission (the “SEC”) to the Quarterly Report on

Form 10-Q and, therefore, do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). The results for the periods indicated are unaudited, but reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results. The unaudited Condensed Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates in which we have the ability to exercise significant influence are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for interim periods are not indicative of a full year of operations. These unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2014.

Use of Estimates. The preparation of unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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

The following table presents a summary of fair value measurements by level for certain liabilities measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets:

		Fair Value Measurements Using:
	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of March 31, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
As of March 31, 2015	(in millions)
Assets:
Held-to-maturity securities	$14.6	$21.1	$—	$17.9	$3.2
Promissory notes	$12.8	$17.4	$—	$17.4	$—
Liabilities:
Long-term debt	$3,883.5	$4,026.2	$—	$4,026.2	$—
As of December 31, 2014
Assets:
Held-to-maturity securities	$14.8	$21.7	$—	$18.5	$3.2
Promissory notes	$12.0	$16.8	$—	$16.8	$—
Liabilities:
Long-term debt	$3,986.6	$4,029.9	$—	$4,029.9	$—

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

The estimated fair values of our long-term debt, which includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans, were based on Level 2 inputs of observable market data on comparable debt instruments on or about March 31, 2015, and December 31, 2014.

The fair values of our short term financial instruments approximate the carrying values due to their short term nature.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.0 million at March 31, 2015. We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

We review the carrying value of our land, buildings, vessels and equipment used in our operations whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then an impairment charge is recorded based on the fair value of the asset.

Development costs directly associated with the acquisition, development, and construction of a project are capitalized as a cost of the project, during the periods in which activities necessary to get the property ready for its intended use are in progress. The costs incurred for development projects are carried at cost. Interest costs associated with development projects are capitalized as part of the cost of the constructed asset. When no debt is incurred specifically for a project, interest is capitalized on amounts expended for the project using our weighted-average cost of borrowing. Capitalization of interest ceases when the project, or discernible portion of the project, is substantially complete. If substantially all of the construction activities of a project are suspended, capitalization of interest will cease until such activities are resumed. For further discussion, see Note 2, “Long-Term Debt.”

The following table presents a summary of our land, buildings, vessels and equipment:

	March 31, 2015	December 31, 2014
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$400.6	$401.9
Buildings, vessels and improvements	2,705.0	2,677.8
Furniture, fixtures and equipment	751.7	721.9
Construction in progress	24.9	75.6
Land, buildings, vessels and equipment, gross	3,882.2	3,877.2
Less: accumulated depreciation	(917.9)	(860.2)
Land, buildings, vessels and equipment, net	$2,964.3	$3,017.0

Equity Method Investments. We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statements of Cash Flows. We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may have experienced an other-than-temporary decline in value.

Goodwill and Other Intangible Assets. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment, by applying a qualitative and/or quantitative fair-value-based test. There were no impairments to goodwill or intangible assets recognized during the three months ended March 31, 2015, or 2014. In April 2015, we made our final installment payment of $25.0 million for Belterra Park's VLT license, which we had accrued as of March 31, 2015, and December 31, 2014, in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Customer Loyalty Programs. We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of March 31, 2015, and December 31, 2014, we had accrued $27.7 million and $26.6 million, respectively, for the estimated cost of providing mychoice benefits. Such amounts are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Revenue Recognition. Gaming revenues consist of the net win from gaming activities, which is the difference between amounts wagered and amounts paid to winning patrons. Cash discounts and other cash incentives to customers related to gaming play are recorded as a reduction to gaming revenue. Food and beverage, lodging, retail, entertainment, and other operating revenues are recognized as products are delivered or services are performed. Advanced deposits on lodging are recorded as accrued liabilities until services are provided to the customer.

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

	For the three months ended March 31,
	2015	2014
	(in millions)
Food and beverage	$35.2	$33.2
Lodging	15.2	16.0
Other	4.4	3.7
Total promotional allowances	$54.8	$52.9

The costs to provide such complimentary benefits were as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Promotional allowance costs included in gaming expense	$39.3	$38.1

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Gaming taxes	$144.7	$132.8
Pre-opening, Development and Other Costs. Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and in connection with the opening; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real estate taxes; acquisition costs; restructuring costs; and other costs prior to the opening of an operating facility. Pre-opening, development and other costs are expensed as incurred. Pre-opening, development and other costs consist of the following:

	For the three months ended March 31,
	2015	2014
	(in millions)
Ameristar acquisition (1)	$0.4	$0.5
Belterra Park (2)	—	2.7
Other (3)	1.2	0.2
Total pre-opening, development and other costs	$1.6	$3.4

(1)
Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar Casinos, Inc. ("Ameristar").

(2)	Belterra Park opened on May 1, 2014.

(3)	For the three months ended March 31, 2015, total includes $0.7 million of cost associated with our pursuit of a REIT spin-off transaction.

Earnings per Share. The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the addition of potentially dilutive securities, which include in-the-money stock options and restricted stocks units. A total of 1.4 million and 1.3 million out-of-money stock options were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2015, and 2014, respectively, because including them would have been anti-dilutive.

Reclassifications. The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on the previously reported net income amounts.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale. This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We adopted this guidance during the first quarter of 2015 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The new standard will be effective for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

In June 2014, the FASB issued an accounting standards update with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements.

In April 2015, the FASB issued an accounting standards update which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements.

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

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2015
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$561.6	$—	$561.6
Term B-2 Loans due 2020	724.5	(19.8)	704.7
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	52.1	1,092.1
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,851.2	32.3	3,883.5
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,840.2	$32.3	$3,872.5

	December 31, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$606.6	$—	$606.6
Term B-2 Loans due 2020	782.2	(21.1)	761.1
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	53.8	1,093.8
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,953.9	32.7	3,986.6
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,942.9	$32.7	$3,975.6

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of March 31, 2015, we had approximately $561.6 million drawn under the $1.0 billion revolving credit facility, approximately $724.5 million outstanding principal Tranche B-2 term loan debt, and approximately $13.2 million committed under various letters of credit under our Credit Facility. We fully repaid the outstanding principal balances of our Tranche B-1 term loans during 2014. The outstanding principal on the Tranche B-2 term loans has been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

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
Interest expense, net, was as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Interest expense	$61.1	$68.6
Interest income	—	(0.2)
Capitalized interest	—	(1.6)
Interest expense, net	$61.1	$66.8

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. During the three months ended March 31, 2014, we capitalized interest on our Belterra Park re-development project and our Boomtown New Orleans hotel.

Note 3—Income Taxes

Our effective income tax rate for continuing operations for the three months ended March 31, 2015, was 15.1%, or an expense of $4.8 million, as compared to an effective tax rate of 10.5%, or an expense of $2.2 million, for the corresponding prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana as well as the city jurisdictions in Missouri, where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of March 31, 2015, we had approximately 7.6 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units, which are detailed below. Our 2005 Equity and Performance Incentive Plan, which expired on April 1, 2015, had approximately 4,000 share-based awards available for grant as of March 31, 2015. We recorded share-based compensation expense as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Share-based compensation expense	$4.1	$3.2

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2015	5,568,628	$15.17
Granted	169,090	$26.51
Exercised	(349,454)	$17.59
Canceled or forfeited	(12,890)	$20.68
Options outstanding at March 31, 2015	5,375,374	$15.36
Options exercisable at March 31, 2015	3,148,224	$12.17
Expected to vest after March 31, 2015	1,727,098	$20.05

The unamortized compensation costs not yet expensed related to stock options totaled approximately $15.6 million as of March 31, 2015, and the weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $6.1 million and $2.3 million for the three months ended March 31, 2015, and 2014, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the three months ended March 31,
	2015	2014
Weighted-average grant date fair value	$9.44	$9.68
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2015	1,212,933	$22.20
Granted	172,741	$26.32
Vested	(23,883)	$22.43
Canceled or forfeited	(8,225)	$24.23
Non-vested shares at March 31, 2015	1,353,566	$22.71

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $26.5 million as of March 31, 2015, and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2015	520,322	$23.64
Granted	—	$—
Canceled or forfeited	—	$—
Non-vested shares at March 31, 2015	520,322	$23.64

Note 5—Write-downs, reserves and recoveries, net

Write-downs, reserves and recoveries, net, consist of $3.1 million in losses during the three months ended March 31, 2015. The losses are primarily the result of a $2.6 million impairment of land in Central City, Colorado, and disposals of slot and other equipment at our properties in the normal course of business.

During the three months ended March 31, 2014, we recognized net losses of $0.6 million related to the disposal of slot and other equipment at our properties in the normal course of business.

Note 6—Investments and Acquisition Activities

Equity Method Investment: As of March 31, 2015, we have invested $2.0 million in Farmworks, a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. For the three months ended March 31, 2015, our proportional share of Farmworks' losses totaled $0.1 million. The carrying value of this investment was $1.7 million and $1.8 million as of March 31, 2015, and December 31, 2014, respectively.

Retama Park Racetrack: We hold 75.5% of the equity of Pinnacle Retama Partners, LLC (“PRP”) and consolidate the accounts of PRP in our Condensed Consolidated Financial Statements. As of March 31, 2015, PRP held $12.8 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of March 31, 2015, we held, at amortized cost, $11.4 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, a local government corporation of the City of Selma, Texas, included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. We have both the intent and ability to hold these investments until the amortized cost is recovered.

Note 7—Discontinued Operations and Assets Held for Sale

Discontinued operations and assets classified as held for sale are measured at the lower of their carrying values or the fair value less cost to sell. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Summary of Significant Accounting Policies.”

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Boomtown Reno: As of March 31, 2015, we held 783 acres of land surrounding our former Boomtown Reno operations, with a carrying value of approximately $8.3 million. In April 2015, we completed the sale of this land for cash consideration of approximately $13.2 million.

Springfield, Massachusetts: As of March 31, 2015, we owned approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, with a carrying value of approximately $3.5 million. In April 2015, we completed the sale of this land for cash consideration of approximately $12.0 million.

Total discontinued operations: Revenues and net income from discontinued operations are summarized as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Revenues	$—	$41.0
Income before income taxes	0.2	0.3
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$0.2	$0.3

Central City, Colorado: We own approximately 2 acres of land in Central City, Colorado, which was classified as held for sale during the first quarter of 2015. We recorded a $2.6 million impairment charge related to an estimated decline in value on this land during the three months ended March 31, 2015, which is included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations.
Net assets for entities and operations classified as held for sale or included in discontinued operations are summarized as follows:

	March 31, 2015	December 31, 2014
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$12.5	$11.8
Other assets, net	9.2	9.4
Total assets	$21.7	$21.2
Liabilities:
Total liabilities	$0.4	$0.4
Net assets	$21.3	$20.8

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers' compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of March 31, 2015, and December 31, 2014, we had total self-insurance accruals of $24.2 million and $24.4 million, respectively, which are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana tax court to set aside the final assessment. In August 2013, we filed a Motion for Partial Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were held at the Indiana Tax Court regarding our motion for summary judgment. As of March 31, 2015, the Company is still awaiting the issuance of the Indiana Tax Court's ruling on our Motion for Partial Summary Judgment.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $61.7 million in cash and other assets as of March 31, 2015, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
Statements of Operations
For the three months ended March 31, 2015
Revenues:
Gaming	$—	$514.4	$—	$—	$514.4
Food and beverage	—	32.0	—	—	32.0
Lodging	—	11.5	—	—	11.5
Retail, entertainment and other	—	14.9	—	—	14.9
	—	572.8	—	—	572.8
Expenses:
Gaming	—	264.9	—	—	264.9
Food and beverage	—	29.2	—	—	29.2
Lodging	—	5.8	—	—	5.8
Retail, entertainment and other	—	5.1	—	—	5.1
General and administrative	22.3	79.9	—	—	102.2
Depreciation and amortization	4.3	63.5	—	—	67.8
Pre-opening, development and other costs	1.4	0.1	—	—	1.5
Write-downs, reserves and recoveries, net	3.0	0.2	—	—	3.2
	31.0	448.7	—	—	479.7
Operating income (loss)	(31.0)	124.1	—	—	93.1
Equity earnings of subsidiaries	88.3	—	—	(88.3)	—
Interest expense, net	(61.1)	—	—	—	(61.1)
Loss from equity method investment	—	—	(0.1)	—	(0.1)
Income (Loss) from continuing operations before inter-company activity and income taxes	(3.8)	124.1	(0.1)	(88.3)	31.9
Management fee and inter-company interest	35.9	(35.9)	—	—	—
Income tax expense	(4.8)	—	—	—	(4.8)
Income (Loss) from continuing operations	27.3	88.2	(0.1)	(88.3)	27.1
Income from discontinued operations, net of taxes	—	0.2	—	—	0.2
Net income (loss)	$27.3	$88.4	$(0.1)	$(88.3)	$27.3

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
For the three months ended March 31, 2014
Revenues:
Gaming	$—	$480.1	$—	$—	$480.1
Food and beverage	—	27.6	—	—	27.6
Lodging	—	10.8	—	—	10.8
Retail, entertainment and other	—	14.2	—	—	14.2
	—	532.7	—	—	532.7
Expenses:
Gaming	—	248.0	—	—	248.0
Food and beverage	—	24.7	—	—	24.7
Lodging	—	5.1	—	—	5.1
Retail, entertainment and other	—	4.6	—	—	4.6
General and administrative	22.7	77.6	—	—	100.3
Depreciation and amortization	1.7	56.6	—	—	58.3
Pre-opening, development and other costs	0.6	2.8	—	—	3.4
Write-downs, reserves and recoveries, net	—	0.6	—	—	0.6
	25.0	420.0	—	—	445.0
Operating income (loss)	(25.0)	112.7	—	—	87.7
Equity earnings of subsidiaries	76.0	—	—	(76.0)	—
Interest expense, net	(68.4)	1.6	—	—	(66.8)
Income (Loss) from continuing operations before inter-company activity and income taxes	(17.4)	114.3	—	(76.0)	20.9
Management fee and inter-company interest	38.6	(38.6)	—	—	—
Income tax expense	(2.2)	—	—	—	(2.2)
Income (Loss) from continuing operations	19.0	75.7	—	(76.0)	18.7
Income (Loss) from discontinued operations, net of income taxes	—	0.4	(0.1)	—	0.3
Net income (loss)	$19.0	$76.1	$(0.1)	$(76.0)	$19.0

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
Balance Sheets
As of March 31, 2015
Current assets, excluding discontinued operations	$67.2	$146.1	$22.8	$—	$236.1
Property and equipment, net	27.3	2,931.5	5.5	—	2,964.3
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	520.4	5.0	—	525.4
Other non-current assets	56.5	4.5	25.1	—	86.1
Investment in subsidiaries	4,527.2	—	—	(4,527.2)	—
Assets held for sale and assets of discontinued operations	4.3	17.4	—	—	21.7
Inter-company	—	444.5	—	(444.5)	—
Total assets	$4,682.5	$4,980.4	$61.7	$(4,971.7)	$4,752.9
Current liabilities, excluding discontinued operations	$110.4	$220.7	$0.1	$—	$331.2
Long-term debt less current portion	3,872.4	0.1	—	—	3,872.5
Other non-current liabilities	(59.2)	281.0	—	—	221.8
Liabilities held for sale and liabilities of discontinued operations	—	0.4	—	—	0.4
Inter-company	443.3	—	1.2	(444.5)	—
Total liabilities	4,366.9	502.2	1.3	(444.5)	4,425.9
Total Pinnacle stockholders' equity	315.6	4,478.2	49.0	(4,527.2)	315.6
Non-controlling interest	—	—	11.4	—	11.4
Total equity	315.6	4,478.2	60.4	(4,527.2)	327.0
Total liabilities and stockholders' equity	$4,682.5	$4,980.4	$61.7	$(4,971.7)	$4,752.9
As of December 31, 2014
Current assets, excluding discontinued operations	$73.4	$184.5	$23.3	$(23.3)	$257.9
Property and equipment, net	34.3	2,977.2	5.4	—	3,016.9
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	524.3	5.0	—	529.3
Other non-current assets	60.0	4.6	24.4	—	89.0
Investment in subsidiaries	4,470.8	—	—	(4,470.8)	—
Assets held for sale and assets of discontinued operations	3.6	17.7	—	—	21.3
Inter-company	—	352.0	—	(352.0)	—
Total assets	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7
Current liabilities, excluding discontinued operations	$100.8	$273.1	$—	$(23.3)	$350.6
Long-term debt less current portion	3,975.5	0.1	—	—	3,975.6
Other non-current liabilities	(63.0)	280.7	—	—	217.7
Liabilities held for sale and liabilities of discontinued operations	—	0.4	—	—	0.4
Inter-company	350.8	—	1.2	(352.0)	—
Total liabilities	4,364.1	554.3	1.2	(375.3)	4,544.3
Total Pinnacle stockholders' equity	278.0	4,422.0	48.8	(4,470.8)	278.0
Non-controlling interest	—	—	11.4	—	11.4
Total equity	278.0	4,422.0	60.2	(4,470.8)	289.4
Total liabilities and stockholders' equity	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
			(in millions)
Statements of Cash Flows
For the three months ended March 31, 2015
Cash provided by (used in) operating activities	$115.0	$(25.4)	$23.5	$—	$113.1
Capital expenditures	(2.1)	(19.0)	—	—	(21.1)
Other	—	0.3	(0.8)	—	(0.5)
Cash used in investing activities	(2.1)	(18.7)	(0.8)	—	(21.6)
Proceeds from credit facility	35.0	—	—	—	35.0
Repayments under credit facility	(137.8)	—	—	—	(137.8)
Other	5.9	—	—	—	5.9
Cash used in financing activities	(96.9)	—	—	—	(96.9)
Change in cash and cash equivalents	16.0	(44.1)	22.7	—	(5.4)
Cash and cash equivalents, beginning of period	6.4	158.3	—	—	164.7
Cash and cash equivalents, end of period	$22.4	$114.2	$22.7	$—	$159.3

For the three months ended March 31, 2014
Cash provided by (used in) operating activities	$6.3	$71.9	$(2.6)	$—	$75.6
Capital expenditures	(3.3)	(64.0)	—	—	(67.3)
Purchase of intangible asset	—	(10.0)	—	—	(10.0)
Restricted cash	5.9	—	—	—	5.9
Other	1.7	(0.3)	0.3	—	1.7
Cash provided by (used in) investing activities	4.3	(74.3)	0.3	—	(69.7)
Proceeds from credit facility	53.0	—	—	—	53.0
Repayments under credit facility	(86.0)	—	—	—	(86.0)
Other	2.2	—	—	—	2.2
Cash used in financing activities	(30.8)	—	—	—	(30.8)
Change in cash and cash equivalents	(20.2)	(2.4)	(2.3)	—	(24.9)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$8.4	$139.9	$25.4	$—	$173.7
_______________________

(a)
As of March 31, 2015, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; Ameristar Casino East Chicago, LLC; and Ameristar Casino Springfield, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $61.7 million in cash and other assets as of March 31, 2015, that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA for each segment (as defined below) to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income from continuing operations for the three months ended March 31, 2015, and 2014.

	For the three months ended March 31,
	2015	2014
	(in millions)
Revenues:
Midwest segment (a)	$313.9	$280.2
South segment (a)	203.7	199.9
West segment (a)	53.7	50.7
	571.3	530.8
Corporate and other (c)	1.5	2.0
Total revenues	$572.8	$532.8
Adjusted EBITDA (b):
Midwest segment (a)	$100.8	$90.1
South segment (a)	67.5	64.6
West segment (a)	20.7	18.3
	189.0	173.0
Corporate expenses and other (c)	(19.3)	(19.8)
Consolidated Adjusted EBITDA (b)	$169.7	$153.2
Other costs:
Depreciation and amortization	(67.8)	(58.3)
Pre-opening, development and other costs	(1.6)	(3.4)
Non-cash share-based compensation expense	(4.1)	(3.2)
Write-downs, reserves and recoveries, net	(3.1)	(0.6)
Interest expense, net	(61.1)	(66.8)
Loss from equity method investment	(0.1)	—
Income tax expense	(4.8)	(2.2)
Income from continuing operations	$27.1	$18.7

	For the three months ended March 31,
	2015	2014
	(in millions)
Capital expenditures:
Midwest segment (a)	$10.5	$50.5
South segment (a)	7.2	12.1
West segment (a)	1.3	0.7
Corporate and other, including development projects and discontinued operations	2.1	4.0
	$21.1	$67.3

(a)	See Note 1, “Summary of Significant Accounting Policies,” for listing of properties included in each segment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with, and is qualified in its entirety by, the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. (“Pinnacle”) is an owner, operator and developer of casinos and related hospitality and entertainment facilities. We own and operate 15 gaming entertainment properties, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour. We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

We own and operate gaming entertainment properties, all of which include gaming and dining facilities, and most of which include hotel, retail and other amenities. In addition, we manage a racetrack and own and operate a poker tour. Our operating results are highly dependent on the volume of customers at our properties, which, in turn, affects the price we can charge for our hotel rooms and other amenities. While we do provide casino credit in several gaming jurisdictions, most of our revenue is cash-based, with customers wagering with cash or paying for non-gaming services with cash or credit cards. Our industry is capital-intensive, and we rely on the ability of our properties to generate operating cash flow to pay interest, repay debt costs, and fund maintenance capital expenditures.

Our mission is to increase stockholder value. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members, and other constituents in the communities in which we operate.

In November 2014, we announced that our Board of Directors approved a plan to pursue a separation of our operating assets and real estate assets into two publicly traded companies, in which we have proposed separating our real estate assets through the creation of a newly formed, publicly traded, real estate investment trust (“REIT”), the common stock of which would be distributed to our stockholders in a tax-free spin-off (“REIT transaction”), with Pinnacle remaining an operating entity following the transaction. In May 2015, we announced that we have engaged in productive discussions with Gaming and Leisure Properties, Inc. (“GLPI”), a publicly traded real estate investment trust, regarding their potential acquisition of our real estate assets. If a definitive agreement were entered into with respect to the potential acquisition by GLPI of our real estate assets, such a transaction would be in lieu of effecting our own REIT transaction. There can be no assurance that we will enter into a definitive agreement with GLPI related to a potential transaction or that a transaction will be consummated.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three months ended March 31, 2015, and 2014. As discussed in Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to Income from continuing operations in accordance with U.S. GAAP.

	For the three months ended March 31,
	2015	2014
	(in millions)
Revenues:
Midwest segment (a)	$313.9	$280.2
South segment (a)	203.7	199.9
West segment (a)	53.7	50.7
	571.3	530.8
Corporate and other (c)	1.5	2.0
Total revenues	$572.8	$532.8
Adjusted EBITDA (b):
Midwest segment (a)	$100.8	$90.1
South segment (a)	67.5	64.6
West segment (a)	20.7	18.3
	189.0	173.0
Corporate expenses and other (c)	(19.3)	(19.8)
Consolidated Adjusted EBITDA (b)	$169.7	$153.2
Other costs:
Depreciation and amortization	(67.8)	(58.3)
Pre-opening, development and other costs	(1.6)	(3.4)
Non-cash share-based compensation expense	(4.1)	(3.2)
Write-downs, reserves and recoveries, net	(3.1)	(0.6)
Interest expense, net	(61.1)	(66.8)
Loss from equity method investment	(0.1)	—
Income tax expense	(4.8)	(2.2)
Income from continuing operations	$27.1	$18.7

(a)	See “Executive Summary” section for listing of properties included in each segment.

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

Consolidated Overview

In the 2015 first quarter, income from continuing operations was $27.1 million. Revenues increased by $40.1 million, or 7.5% year over year, to $572.8 million. Consolidated Adjusted EBITDA was $169.7 million, an increase of $16.5 million, or 10.8%, year over year. Consolidated Adjusted EBITDA was negatively impacted by $0.8 million of cost related to the L'Auberge Lake Charles retention program, and benefited from a $3.6 million refund received on disputed vendor payments, which principally related to premiums for a 2014 insurance policy.

The Company’s revenue consists mostly of gaming revenue, which is primarily from slot machines and to a lesser extent, table games. Slot revenue represented approximately 83% and 79% of gaming revenue in 2014 and 2013, respectively. In analyzing the performance of our properties, the key indicators related to gaming revenue are slot handle and table game drop (which are volume indicators) and win or hold percentage.

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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of March 31, 2015, and December 31, 2014, we had accrued $27.7 million and $26.6 million, respectively, for the estimated cost of providing mychoice benefits.

Segment comparison of the three months ended March 31, 2015, and 2014

Midwest Segment

	For the three months ended March 31,		Percentage change
	2015	2014	2015 vs. 2014
	(in millions)
Gaming revenues	$285.7	$256.5	11.4%
Total revenues	313.9	280.2	12.0%
Operating income	65.8	56.3	16.9%
Adjusted EBITDA	100.8	90.1	11.9%

In the Midwest segment, revenues increased by $33.7 million, or 12.0% year over year, to $313.9 million during the first quarter of 2015. Adjusted EBITDA increased by $10.7 million, or 11.9% year over year, to $100.8 million. Adjusted EBITDA margin was 32.1%, essentially unchanged year over year. The Midwest segment Adjusted EBITDA results benefited by $1.7 million from a refund received on disputed vendor payments.

For the three months ended March 31, 2015, the Midwest segment's year over year improvements were broad-based, with every property in the segment contributing to year over year increases in both net revenue and Adjusted EBITDA for the Midwest segment. The increase in Midwest segment Adjusted EBITDA was primarily driven by particularly strong operating results at our East Chicago, River City, and Kansas City properties. In addition to these same store increases, our Belterra Park property, which opened in May 2014, contributed to year over year revenue and Adjusted EBITDA growth in the segment.

South Segment

	For the three months ended March 31,		Percentage change
	2015	2014	2015 vs. 2014
	(in millions)
Gaming revenues	$183.6	$180.9	1.5%
Total revenues	203.7	199.9	1.9%
Operating income	44.4	44.7	(0.7)%
Adjusted EBITDA	67.5	64.6	4.5%

In the South segment, revenues increased by $3.8 million, or 1.9% year over year, to $203.7 million during the first quarter of 2015. Adjusted EBITDA increased by $2.9 million, or 4.5% year over year, to $67.5 million. Adjusted EBITDA margin was 33.2%, an increase of 82 basis points year over year. The South segment Adjusted EBITDA results were negatively impacted by $0.8 million of cost associated with the Lake Charles team member retention program and benefited by $1.3 million from a refund received on disputed vendor payments.

For the three months ended March 31, 2015, South segment results were driven by the strong operating performance of L'Auberge Lake Charles and record operating results at L'Auberge Baton Rouge. L'Auberge Baton Rouge has continued to expand its presence in the Baton Rouge and broader Gulf Coast regional gaming markets and has increased its operational efficiency.

West Segment

	For the three months ended March 31,		Percentage change
	2015	2014	2015 vs. 2014
	(in millions)
Gaming revenues	$45.1	$42.7	5.6%
Total revenues	53.7	50.7	5.9%
Operating income	13.8	11.3	22.1%
Adjusted EBITDA	20.7	18.3	13.1%

During the first quarter of 2015, West segment revenues were $53.7 million, an increase of $3.0 million or 5.9% year over year. Adjusted EBITDA was $20.7 million, an increase of $2.4 million or 13.1% year over year. Adjusted EBITDA margin was 38.4%, an increase of 233 basis points year over year. The West segment Adjusted EBITDA results benefited by $0.4 million for a refund received on disputed vendor payments.

For the three months ended March 31, 2015, the West segment's operating performance was positively impacted by revenue growth and operational efficiency at Ameristar Black Hawk, and a focus on expense discipline at Horseshu and Cactus Petes.

Other factors affecting income from continuing operations
The following is a description of the other costs affecting income from continuing operations for the three months ended March 31, 2015, and 2014, respectively:

	For the three months ended March 31,		Percentage change
	2015	2014	2015 vs. 2014
	(in millions)
Other costs:
Corporate expenses and other	$(19.3)	$(19.8)	(2.5)%
Depreciation and amortization	(67.8)	(58.3)	16.3%
Pre-opening, development and other costs	(1.6)	(3.4)	(52.9)%
Share-based compensation expense	(4.1)	(3.2)	28.1%
Write-downs, reserves and recoveries, net	(3.1)	(0.6)	NM
Loss from equity method investment	(0.1)	—	NM
Interest expense, net	(61.1)	(66.8)	(8.5)%
Income tax expense	(4.8)	(2.2)	NM
NM — Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour and the Retama Park management operations. For the three months ended March 31, 2015, corporate expenses and other decreased by $0.5 million. The decline in corporate expenses and other is attributable to cost reductions through expense discipline and operational efficiencies as well as a refund received on disputed vendor payments.

Depreciation and amortization increased for the three months ended March 31, 2015, as compared to the prior-year period, due to the opening of Belterra Park in May 2014, the opening of the Boomtown New Orleans hotel in December 2014, and other capital projects placed into service since the first quarter of 2014.

Pre-opening, development and other costs for the three months ended March 31, 2015, and 2014, consist of the following:

	For the three months ended March 31,
	2015	2014
	(in millions)
Ameristar acquisition (1)	$0.4	$0.5
Belterra Park (2)	—	2.7
Other (3)	1.2	0.2
Total pre-opening, development and other costs	$1.6	$3.4

(1)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(2)	Belterra Park opened on May 1, 2014.

(3)	For the three months ended March 31, 2015, total includes $0.7 million of cost associated with our pursuit of a REIT spin-off transaction.

Share-based compensation expense for the three months ended March 31, 2015, increased, as compared to the prior year period, primarily due to new stock awards granted to employees.

Write-downs, reserves and recoveries, net, consist of $3.1 million in losses during the three months ended March 31, 2015. The losses are primarily the result of a $2.6 million impairment of land and disposals of slot and other equipment at our properties in the normal course of business.

During the three months ended March 31, 2014, we recognized net losses of $0.6 million related to the disposal of slot and other equipment at our properties in the normal course of business.

Loss on equity method investment represents losses recognized during the three months ended March 31, 2015, for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Interest expense, net, consists of the following:

	For the three months ended March 31,
	2015	2014
	(in millions)
Interest expense	$61.1	$68.6
Interest income	—	(0.2)
Capitalized interest	—	(1.6)
Total interest expense, net	$61.1	$66.8

For the three months ended March 31, 2015, interest expense decreased, as compared to the prior year period, due to the reduction in total debt principal outstanding achieved with operating cash flow and proceeds from asset sales.
Income taxes for the three months ended March 31, 2015, consists of our effective income tax rate for continued operations of 15.1%, or an expense of $4.8 million, as compared to an effective tax rate of 10.5%, or an expense of $2.2 million, for the corresponding prior-year period. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana, as well as the city jurisdictions in Missouri, where we have no valuation allowance.
Discontinued operations

Discontinued operations consist of disposal groups measured at the lower of their carrying value or the fair value less cost to sell.

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Boomtown Reno: As of March 31, 2015, we held 783 acres of land surrounding our former Boomtown Reno operations, with a carrying value of approximately $8.3 million. In April 2015, we completed the sale of this land for cash consideration of approximately $13.2 million.

Springfield, Massachusetts: As of March 31, 2015, we owned approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, with a carrying value of approximately $3.5 million. In April 2015, we completed the sale of this land for cash consideration of approximately $12.0 million.

Total discontinued operations: Revenues and net income from discontinued operations are summarized as follows:

	For the three months ended March 31,
	2015	2014
	(in millions)
Revenues	$—	$41.0
Income before income taxes	0.2	0.3
Income tax expense	—	—
Income from discontinued operations, net of income taxes	$0.2	$0.3

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we held $159.3 million of cash and cash equivalents and $5.7 million of restricted cash. As of March 31, 2015, we had approximately $561.6 million drawn on our $1.0 billion revolving credit facility and had approximately $13.2 million committed under various letters of credit. During the 2015 first quarter, the Company retired $102.8 million in aggregate principal amount of credit facility debt. The debt retired in the 2015 first quarter was accomplished principally with cash flow from operations.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income due to large non-cash charges such as depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of development projects, and our compliance with covenants contained in our amended and restated credit facility and the indentures governing our senior subordinated notes and senior notes.

	For the three months ended March 31,		Percentage Increase/(Decrease)
	2015	2014	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$113.1	$75.7	49.4%
Net cash used in investing activities	$(21.6)	$(69.7)	(69.0)%
Net cash used in financing activities	$(96.9)	$(30.8)	214.6%
Operating Cash Flow
Our cash provided by operating activities for the three months ended March 31, 2015, as compared to the prior year period, increased due primarily to an improvement in operating results and the receipt of approximately $17.4 million of net cash refunds related to income taxes.
Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the three months ended March 31,
	2015	2014
	(in millions)
Midwest segment	$10.5	$50.5
South segment	7.2	12.1
West segment	1.3	0.7
Other	2.1	4.0
Total capital expenditures	$21.1	$67.3

We opened our Belterra Park property in May 2014. As of March 31, 2015, we have spent approximately $200.6 million of the $209.0 million budget, excluding land and capitalized interest costs.

We opened a 150-guestroom hotel tower at our Boomtown New Orleans property in December 2014. As of March 31, 2015, we have spent approximately $19.8 million to date of the $20.0 million budget, excluding land and capitalized interest costs.

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
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of March 31, 2015, we had approximately $561.6 million drawn under the $1.0 billion revolving credit facility, approximately $724.5 million in outstanding principal Tranche B-2 term loan debt, and approximately $13.2 million committed under various letters of credit under our Credit Facility. We fully repaid the outstanding principal balances of our Tranche B-1 term loans during 2014.

In the first quarter 2015, we repaid $57.8 million of term loans and $45.0 million of outstanding borrowings on the revolving credit facility, for a reduction in principal amount of debt of $102.8 million.

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

The proceeds of the Credit Facility may be used to: (i) repay, in full, all existing indebtedness of Pinnacle, Ameristar, and their respective subsidiaries as of the date of the Credit Facility, other than specified existing indebtedness and other indebtedness permitted to remain outstanding under the terms of the Credit Facility; (ii) pay the fees, costs, and expenses related to the transactions contemplated by the Credit Facility, the loan documents related thereto and the acquisition documents related to the Merger; and (iii) for the working capital and general corporate purposes of Pinnacle and its subsidiaries.

The Credit Facility requires quarterly repayments with respect to the term loans in amounts equal to 0.25% of the outstanding principal of such loans. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions, and certain casualty events, subject in certain cases to its right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “excess cash flow” (as defined in the Credit Facility). We have the option to prepay all or a portion of the indebtedness under the Credit Facility at any time without penalty.

The term loans bear interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event will LIBOR be less than 1.00%. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio, which, in general, is the ratio of consolidated total debt (less excess cash, as defined in the Credit Facility) to annualized adjusted EBITDA.

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of March 31, 2015, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 7.25 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 3.00 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until December 31, 2017. As of March 31, 2015, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $61.7 million in total assets as of March 31, 2015, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of March 31, 2015, we had outstanding $850.0 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”), $325.0 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350.0 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

6.375% Senior Notes due 2021 and 7.50% Senior Notes due 2021

On August 5, 2013, we closed an offering of $850.0 million of 6.375% Notes at a price equal to par. Net of initial purchasers' fees and various other costs and expenses, proceeds from the offering were approximately $835.0 million. We used the net proceeds from the offering, together with the proceeds from our Credit Facility (which is described above), to finance the aggregate cash consideration for the merger with Ameristar, pay transaction fees and expenses, redeem our 8.625% senior notes due in 2017, and provide working capital and funds for general corporate purposes. The 6.375% Notes bear interest at a rate of 6.375% per year, payable semi-annually in arrears in cash on February 1st and August 1st of each year. The 6.375% Notes mature on August 1, 2021.

Ameristar originally issued $1.04 billion in aggregate principal amount of 7.50% Notes in 2011 and the Company assumed the 7.50% Notes in August 2013. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears in cash on April 15th and October 15th of each year. The 7.50% Notes mature on April 15, 2021.

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

7.75% Senior Subordinated Notes due 2022 and 8.75% Senior Subordinated Notes due 2020

In March 2012, we issued $325.0 million in aggregate principal amount of 7.75% Notes at a price equal to par. Net of initial purchasers’ fees and various costs and expenses, proceeds from the offering were approximately $318.3 million. The 7.75% Notes bear interest at a rate of 7.75% per year, payable on April 1st and October 1st of each year. The 7.75% Notes mature on April 1, 2022.

We issued $350.0 million in aggregate principal amount of 8.75% Notes at a price equal to par in May 2010. Net of the initial purchasers' fees and various costs and expenses, proceeds from the offering were approximately $341.5 million. The 8.75% Notes bear interest at a rate of 8.75% per year, payable on May 15th and November 15th of each year. The 8.75% Notes mature on May 15, 2020.

The 7.75% Notes and 8.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors' existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 7.75% Notes and 8.75% Notes. The 7.75% Notes and 8.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 7.75% Notes and 8.75% Notes are subordinated to our 6.375% Notes, 7.50% Notes, and our Credit Facility.

The 6.375% Notes and 7.50% Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior debt, including debt under our Credit Facility. The 6.375% Notes and 7.50% Notes are, however, effectively subordinated to our Credit Facility, which is secured by a first priority lien, as well as any other secured debt which may be issued in the future. The 6.375% Notes and 7.50% Notes are guaranteed on a senior basis by certain of our current and future domestic restricted subsidiaries. The 6.375% Notes and 7.50% Notes rank senior to our 7.75% Notes and 8.75% Notes.

Under the indenture governing the 6.375% Notes, among other debt baskets, we are permitted to incur the greater of $3.0 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indenture governing the 7.50% Notes, among other baskets, we are permitted to incur the greater of $1.8 billion or 3.5x Consolidated EBITDA (as defined in the indenture) in senior indebtedness and secured indebtedness. Under the indentures governing the 7.75% Notes and 8.75% Notes, we are permitted to incur the greater of $1.5 billion or 2.5x Consolidated EBITDA (as defined in the indentures) in senior indebtedness. Under these senior secured indebtedness baskets, we are permitted in certain circumstances to incur senior unsecured indebtedness. In addition, the indentures include other debt incurrence baskets, including a permitted refinancing basket and a general debt basket, the most restrictive of which permits the greater of $100 million or 5% of Consolidated Net Tangible Assets (as defined in the 7.50% indenture).

As part of the consent solicitation in connection with the 7.50% Notes, we agreed to certain amendments to the indenture governing the 7.50% Notes that have the effect of reducing our capacity to make payments on subordinated obligations, make dividends or distributions and repurchase stock, make investments and make other restricted payments from and after the closing of the Ameristar transaction. In particular, the amendments reduce the restricted payment capacity based on Consolidated Net Income (as defined in the indenture) to zero effective immediately after the effective time of the Ameristar transaction and the general restricted payment basket to $75 million from $150 million under the indenture governing the 7.50% Notes. We also obtained the consent from holders of the 7.50% Notes to amend the indenture to provide that to the extent that the net proceeds of the sale of the Ameristar Lake Charles development and Lumiére Place Casino and Hotels are used to repay indebtedness under our Credit Facility, such repayment will reduce dollar-for-dollar the $1.8 billion threshold amount only but not the 3.5x Consolidated EBITDA (as defined in the indenture) threshold amount, in determining the amount of indebtedness permitted to be incurred under our Credit Facility pursuant to the indenture governing the 7.50% Notes.

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

As of March 31, 2015, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 7.50% Notes, 8.75% Notes, 6.375% Notes, and 7.75% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Anticipated Equity Financing

We have announced our expectation to pursue equity financing in order to reduce our leverage, reduce cash interest expense, and improve our free cash flow. We have not pursued or obtained commitments for equity financing at this time. It is uncertain that we will be able to obtain such financing on terms that are acceptable to us or at all. Our ability to obtain such financing will depend on a number of factors, including market conditions and our results of operations. In May 2015, we announced that we have engaged in productive discussions with GLPI regarding their potential acquisition of our real estate assets. The outcome of these discussions with GLPI may impact our expectation to pursue such equity financing.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended March 31, 2015 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no newly identified critical accounting policies and estimates in the first quarter of 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability to separate the Company's real estate assets into a real estate investment trust (“REIT”) and timing thereof or, alternatively, the ability of the Company to enter into a potential transaction for Gaming and Leisure Properties, Inc. (“GLPI”) to buy the Company's real estate and the consummation of any potential transaction and the timing thereof, the ability to obtain financing in connection with the REIT transaction, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the Company's anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, and the Company's ability to improve operations and performance at Belterra Park and Boomtown New Orleans, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	Our business is particularly sensitive to reductions in consumers' discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict;

•
The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own properties or through Native American gaming facilities and Internet gaming, could adversely affect our financial results;

•
Our gaming operations rely heavily on technology services provided by third parties. In the event that there is an interruption of these services to us, it may have an adverse effect on our operations and financial condition;

•
Our business may be harmed from cyber security risk and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our guests' or our business partners' or our own information or other breaches of our information security;

•
Although we are engaged in discussions regarding GLPI’s potential acquisition of our real estate assets, there can be no assurance that we will be able to enter into a definitive agreement related to a potential transaction or that a transaction will be consummated;

•
Our plan to separate our real estate assets from our operating assets in connection with a potential REIT transaction is subject to the successful resolution of various contingencies and we may not be successful in executing such plan on the time frame currently contemplated, or at all;

•	Legislative or other actions affecting REITs could have a negative effect on a potential REIT transaction;

•
Our plan to pursue a potential REIT transaction is subject to a number of risks and uncertainties, including whether REITs will be successful in the gaming industry given competition and the limited opportunities to acquire real estate owned by other gaming companies. In addition, there are many risks for the operating company (which would no longer own the real estate), including the ability to generate sufficient revenue and cash flow to pay lease payments, obtain financings, and enter into acquisitions;

•	There is no assurance that we will successfully complete contemplated financings, and therefore we may be unable to complete a potential REIT transaction;

•	Our shareholder rights agreement may not preserve our REIT’s ability to elect REIT status;

•	We face risks associated with growth and acquisitions;

•
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

•	Our indebtedness imposes restrictive covenants on us;

•	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control;

•	Our ability to obtain additional financing on commercially reasonable terms may be limited;

•
In the event that we undertake future development plans for capital-intensive projects, we may be required to borrow significant amounts under our amended and restated credit facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness;

•	We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations;

•	Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition;

•	Rising operating costs at our gaming properties could have a negative impact on our business;

•	The global recession has affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict;

•
We are engaged from time to time in one or more construction and development projects, and many factors could prevent us from completing them as planned, including the escalation of construction costs beyond increments anticipated in our construction budgets;

•	Our industry is highly regulated, which makes us dependent on obtaining and maintaining gaming licenses and subjects us to potentially significant fines and penalties;

•	Potential changes in the regulatory environment could harm our business;

•	Our business may be adversely affected by legislation prohibiting tobacco smoking;

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

•	The concentration and evolution of the slot machine manufacturing industry or other technological conditions could impose additional costs on us;

•
We operate in a highly taxed industry and it may be subject to higher taxes in the future. If the jurisdictions in which we operate increase gaming taxes and fees, our operating results could be adversely affected;

•	Natural disasters have made it more challenging for us to obtain adequate levels of Weather Catastrophe Occurrence/Named Windstorm, Flood and Earthquake insurance coverage for our properties;

•	We may incur property and other losses that are not adequately covered by insurance, which may harm our results of operations;

•	Work stoppages, organizing drives and other labor problems could negatively impact our future profits;

•	We face environmental and archaeological regulation of our real estate;

•	We are subject to litigation, which, if adversely determined, could cause us to incur substantial losses;

•	We are subject to certain federal, state and other regulations;

•	Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets;

•	We face business and regulatory risks associated with our investment in Asian Coast Development (Canada), Ltd.;

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

In addition, these forward-looking statements could be affected by general domestic and international economic and political conditions, uncertainty as to the future direction of the economy and vulnerability of the economy to domestic or international incidents, as well as market conditions in our industry.

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of March 31, 2015, we had approximately $13.2 million committed under various letters of credit under our Credit Facility and approximately $561.6 million in revolver and base rate borrowings under our Credit Facility. Any borrowings outstanding under our revolving Credit Facility accrue interest at LIBOR plus a margin determined by our current consolidated leverage ratio, which margin was 2.75% as of March 31, 2015. As of March 31, 2015, we had approximately $724.5 million outstanding under these term loans. The term loans bear interest at LIBOR plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case, based on our consolidated total leverage ratio.
As of March 31, 2015, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $0.6 million, assuming constant debt levels. If LIBOR were to increase by one percentage point, our annual interest expense would increase by approximately $6.9 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations at March 31, 2015. As of March 31, 2015, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$561,618	$—	$—	$561,618	$556,732
Interest Rate	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%	2.93%
Term B-2 Loans	$8,250	$11,000	$11,000	$11,000	$11,000	$672,249	$724,499	$724,499
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$905,250
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,110,855
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$359,938
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$368,830
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$5	$7	$8	$8	$9	$51	$88	$88
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2015. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following are new risk factors that should be read in conjunction with the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Although we are engaged in discussions regarding Gaming and Leisure Properties, Inc.’s (“GLPI”) potential acquisition of our real estate assets, there can be no assurance that we will be able to enter into a definitive agreement regarding a potential transaction or that a transaction will be consummated.

On May 4, 2015, we announced that we are engaged in discussions with GLPI regarding a potential acquisition of the Company’s real estate assets. If the Company enters into a definitive agreement with GLPI with respect to a transaction, it would be in lieu of effecting our own REIT transaction. There can be no assurance that such discussions will result in a definitive agreement related to the transaction or any change in the Company's existing strategic plan, or that any transaction will enhance stockholder value. During discussions, our stock price may fluctuate. If we are unable to enter into a definitive agreement for a transaction with GLPI, the share price of our common stock may decline. In addition, even if we enter into a definitive agreement, there can be no assurance that a transaction will be consummated. The occurrence of any one or more of the above events could have an adverse impact on our business, financial condition, or results of operations.

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

4.1
Amended and Restated Rights Agreement, dated as of March 13, 2015, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed on March 19, 2015. (SEC File No. 001-13641).

10.1†
Form of Performance Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2015. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	May 11, 2015	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.1
Amended and Restated Rights Agreement, dated as of March 13, 2015, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed on March 19, 2015. (SEC File No. 001-13641).

10.1†
Form of Performance Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2015. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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