Form 10-Q
period 2015-06-30
PINNACLE ENTERTAINMENT INC.
filed 2015-08-10
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on August 5, 2015, the number of outstanding shares of the registrant’s common stock was 60,707,435.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Gaming	$519,326	$493,281	$1,033,673	$973,421
Food and beverage	31,430	30,356	63,460	57,969
Lodging	13,133	13,802	24,628	24,592
Retail, entertainment and other	18,071	17,751	33,038	31,977
Total revenues	581,960	555,190	1,154,799	1,087,959
Expenses and other costs:
Gaming	281,960	266,604	546,845	514,598
Food and beverage	28,984	28,199	58,151	52,911
Lodging	6,343	6,465	12,131	11,594
Retail, entertainment and other	8,150	6,688	13,240	11,264
General and administrative	107,086	112,148	209,376	212,415
Depreciation and amortization	61,875	58,773	129,706	117,084
Pre-opening, development and other costs	6,108	6,907	7,675	10,319
Write-downs, reserves and recoveries, net	247	2,579	3,391	3,224
Total expenses and other costs	500,753	488,363	980,515	933,409
Operating income	81,207	66,827	174,284	154,550
Interest expense, net	(59,995)	(62,003)	(121,078)	(128,792)
Loss on early extinguishment of debt	—	(8,234)	—	(8,234)
Loss from equity method investment	—	—	(83)	—
Income (loss) from continuing operations before income taxes	21,212	(3,410)	53,123	17,524
Income tax benefit (expense)	(5,419)	1,093	(10,251)	(1,097)
Income (loss) from continuing operations	15,793	(2,317)	42,872	16,427
Income from discontinued operations, net of income taxes	4,699	26	4,916	325
Net income (loss)	20,492	(2,291)	47,788	16,752
Net loss attributable to non-controlling interest	(1,252)	(32)	(1,262)	(36)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$21,744	$(2,259)	$49,050	$16,788
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.28	$(0.04)	$0.73	$0.28
Income from discontinued operations, net of income taxes	0.08	—	0.08	—
Net income (loss) per common share—basic	$0.36	$(0.04)	$0.81	$0.28
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.27	$(0.04)	$0.70	$0.27
Income from discontinued operations, net of income taxes	0.07	—	0.08	—
Net income (loss) per common share—diluted	$0.34	$(0.04)	$0.78	$0.27
Number of shares—basic	60,976	59,593	60,808	59,429
Number of shares—diluted	63,355	59,593	62,973	61,328
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$20,492	$(2,291)	$47,788	$16,752
Comprehensive income (loss)	20,492	(2,291)	47,788	16,752
Comprehensive loss attributable to non-controlling interest	(1,252)	(32)	(1,262)	(36)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$21,744	$(2,259)	$49,050	$16,788
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$122,011	$164,654
Accounts receivable, net of allowance for doubtful accounts of $6,124 and $4,963	33,995	28,424
Inventories	10,462	9,877
Income tax receivable, net	—	20,289
Prepaid expenses and other assets	32,351	27,102
Deferred income taxes	7,509	7,509
Assets held for sale and assets of discontinued operations	10,019	21,260
Total current assets	216,347	279,115
Restricted cash	5,667	5,667
Land, buildings, vessels and equipment, net	2,925,030	3,017,009
Goodwill	915,963	919,282
Intangible assets, net	516,410	529,269
Other assets, net	77,983	83,340
Total assets	$4,657,400	$4,833,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,573	$57,632
Accrued interest	49,686	49,760
Accrued compensation	71,585	73,698
Accrued taxes	44,516	39,287
Other accrued liabilities	87,306	119,106
Current portion of long-term debt	11,006	11,006
Liabilities held for sale and liabilities of discontinued operations	98	413
Total current liabilities	296,770	350,902
Long-term debt less current portion	3,782,322	3,975,648
Other long-term liabilities	40,711	40,021
Deferred income taxes	185,569	177,729
Total liabilities	4,305,372	4,544,300
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 60,657,435 and 59,979,853 shares issued and outstanding, net of treasury shares	6,703	6,635
Additional paid-in capital	1,111,298	1,096,508
Accumulated deficit	(705,156)	(754,206)
Accumulated other comprehensive income	132	132
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders’ equity	341,887	277,979
Non-controlling interest	10,141	11,403
Total stockholders’ equity	352,028	289,382
Total liabilities and stockholders’ equity	$4,657,400	$4,833,682
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2015	59,980	$6,635	$1,096,508	$(754,206)	$132	$(71,090)	$277,979	$11,403	$289,382
Net income (loss)	—	—	—	49,050	—	—	49,050	(1,262)	47,788
Share-based compensation	—	—	8,912	—	—	—	8,912	—	8,912
Common stock issuance and option exercises	677	68	6,512	—	—	—	6,580	—	6,580
Other	—	—	(634)	—	—	—	(634)	—	(634)
Balance as of June 30, 2015	60,657	$6,703	$1,111,298	$(705,156)	$132	$(71,090)	$341,887	$10,141	$352,028

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$47,788	$16,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,706	117,084
Loss (gain) on sales or disposals of assets	(12,003)	308
Loss from equity method investment	83	—
Loss on early extinguishment of debt	—	8,234
Impairment of goodwill	3,319	—
Impairment of other indefinite-lived intangible asset	4,966	—
Impairment of land, buildings, vessels and equipment	2,903	4,708
Amortization of debt issuance costs and debt discounts/premiums	2,596	6,330
Share-based compensation expense	8,912	8,630
Change in income taxes	28,273	(162)
Changes in operating assets and liabilities:
Receivables, net	(5,141)	2,302
Prepaid expenses and other	(3,953)	(20,237)
Accounts payable, accrued expenses and other	(21,394)	(9,635)
Net cash provided by operating activities	186,055	134,314
Cash flows from investing activities:
Capital expenditures	(41,749)	(149,746)
Net proceeds from dispositions of discontinued operations and assets held for sale	25,066	252,329
Equity method investment, inclusive of capitalized interest	—	(25)
Proceeds from sales of property and equipment	349	98
Purchase of intangible asset	(25,000)	(25,000)
Escrow refund	—	25,000
Loans receivable, net	(825)	543
Restricted cash	—	5,925
Net cash provided by (used in) investing activities	(42,159)	109,124
Cash flows from financing activities:
Proceeds from credit facility	73,100	194,300
Repayments under credit facility	(265,100)	(473,309)
Proceeds from common stock options exercised	6,517	4,060
Other financing activities	(1,056)	(402)
Net cash used in financing activities	(186,539)	(275,351)
Change in cash and cash equivalents	(42,643)	(31,913)
Cash and cash equivalents at the beginning of the period	164,654	198,575
Cash and cash equivalents at the end of the period	$122,011	$166,662

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$118,663	$122,132
Cash refunds related to income taxes, net	(16,279)	(2,108)
Decrease in construction-related deposits and liabilities	(6,494)	(9,521)
Increase in accrued liabilities associated with recognized intangible asset	—	(25,000)
Non-cash issuance of common stock	417	172

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

The operating results of Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumière Place Casino and Hotels”) and excess land associated with our former Boomtown Reno property have been classified as discontinued operations in our unaudited Condensed Consolidated Statements of Operations. In April 2014, we completed the sale of the ownership interests in the Lumière Place Casino and Hotels. We completed the sale of our excess land in Reno in April 2015. For further information, see Note 7, “Discontinued Operations and Assets Held for Sale.” Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

On July 20, 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust, whereby GLPI will acquire substantially all of our real estate assets in an all-stock transaction, excluding our Belterra Park property and excess land at certain locations. For more information regarding the GLPI transaction, see Note 11, “Subsequent Event.”

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
As of June 30, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of June 30, 2015
Assets:
Held-to-maturity securities	$14.5	$15.0	$—	$11.8	$3.2
Promissory notes	$12.9	$19.0	$—	$19.0	$—
Liabilities:
Long-term debt	$3,793.3	$3,931.0	$—	$3,931.0	$—
As of December 31, 2014
Assets:
Held-to-maturity securities	$14.8	$21.7	$—	$18.5	$3.2
Promissory notes	$12.0	$16.8	$—	$16.8	$—
Liabilities:
Long-term debt	$3,986.6	$4,029.9	$—	$4,029.9	$—

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

The estimated fair values of our long-term debt, which includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans, were based on Level 2 inputs of observable market data on comparable debt instruments on or about June 30, 2015 and December 31, 2014.

The fair values of our short-term financial instruments approximate the carrying amounts due to their short-term nature.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $35.0 million as of June 30, 2015. We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

We review the carrying amounts of our land, buildings, vessels and equipment used in our operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. If the undiscounted cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment charge is recorded based on the fair value of the asset.

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

The following table presents a summary of our land, buildings, vessels and equipment:

	June 30, 2015	December 31, 2014
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$423.7	$401.9
Buildings, vessels and improvements	2,668.4	2,677.8
Furniture, fixtures and equipment	778.5	721.9
Construction in progress	26.7	75.6
Land, buildings, vessels and equipment, gross	3,897.3	3,877.2
Less: accumulated depreciation	(972.3)	(860.2)
Land, buildings, vessels and equipment, net	$2,925.0	$3,017.0

On July 20, 2015, we entered into a definitive agreement with GLPI, whereby GLPI will acquire substantially all of our real estate assets in an all-stock transaction. For more information regarding the GLPI transaction, see Note 11, “Subsequent Event.”

Equity Method Investments. We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as investing cash flows in the unaudited Condensed Consolidated Statements of Cash Flows. We review our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment may have experienced an other-than-temporary decline in value.

Goodwill and Other Intangible Assets. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses, trademarks, and a racing license. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. Amortizing intangible assets include customer relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

During the second quarter of 2015, we determined that there was an indication of impairment on the assets of Pinnacle Retama Partners, LLC (“PRP”) due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recognized non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, which fully impaired these intangible assets. The impairments were measured using probability-weighted discounted cash flow models, which utilized Level 3 inputs. These impairment charges are included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations. See Note 5, “Write-downs, Reserves and Recoveries, Net,” and Note 6, “Investments and Acquisition Activities.”

There were no impairments to goodwill or other intangible assets recognized during the three months or six months ended June 30, 2014.

In April 2015, we made our final installment payment of $25.0 million for Belterra Park's video lottery terminal license, which we had accrued as of December 31, 2014 in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Customer Loyalty Programs. We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the plan will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of June 30, 2015 and December 31, 2014, we had accrued $27.3 million and $26.6 million, respectively, for the estimated cost of providing mychoice benefits. Such amounts are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Food and beverage	$34.8	$33.7	$69.9	$66.9
Lodging	16.0	15.1	31.1	31.1
Other	4.7	4.4	9.2	8.2
Total promotional allowances	$55.5	$53.2	$110.2	$106.2

The costs to provide such complimentary benefits were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Promotional allowance costs included in gaming expense	$44.1	$39.3	$83.4	$77.4

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Gaming taxes	$148.4	$141.5	$293.1	$274.3

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

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Ameristar acquisition (1)	$0.2	$2.0	$0.6	$2.4
Belterra Park (2)	—	4.7	—	7.4
Other (3)	5.9	0.2	7.1	0.5
Total pre-opening, development and other costs	$6.1	$6.9	$7.7	$10.3

(1)
Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar Casinos, Inc. (“Ameristar”).

(2)	Belterra Park opened on May 1, 2014.

(3)
For the three and six months ended June 30, 2015, total includes $5.6 million and $6.3 million, respectively, of cost associated with the separation of our real estate assets from our operating assets.

Earnings Per Share. The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the addition of potentially dilutive securities, which include in-the-money stock options and restricted stocks units. A total of 0.1 million, 0.8 million, and 1.3 million out-of-the-money stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2015, and for the six months ended June 30, 2014, respectively, because including them would have been anti-dilutive.

For the three months ended June 30, 2014, we recorded a loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of stock options is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for the period. For the three months ended June 30, 2014, a total of 1.4 million out-of-the-money stock options that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share.

Reclassifications. The unaudited Condensed Consolidated Financial Statements reflect certain reclassifications to prior year amounts to conform to classification in the current period. These reclassifications had no effect on the previously reported net income (loss) amounts.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale. This new guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We adopted this guidance during the first quarter of 2015 and it did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB approved the deferral of this new standard to be effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

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

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2015
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$475.1	$—	$475.1
Term B-2 Loans due 2020	721.7	(18.9)	702.8
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	50.3	1,090.3
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,761.9	31.4	3,793.3
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,750.9	$31.4	$3,782.3

	December 31, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$606.6	$—	$606.6
Term B-2 Loans due 2020	782.2	(21.1)	761.1
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	53.8	1,093.8
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,953.9	32.7	3,986.6
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,942.9	$32.7	$3,975.6

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of June 30, 2015, we had approximately $475.1 million drawn under the $1.0 billion revolving credit facility, approximately $721.7 million outstanding principal Tranche B-2 term loan debt, and approximately $12.0 million committed under various letters of credit under our Credit Facility. We fully repaid the outstanding principal balances of our Tranche B-1 term loans during 2014. The outstanding principal on the Tranche B-2 term loans has been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

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

7.50% Senior Notes due 2021: As part of the acquisition of Ameristar, we assumed $1.04 billion in aggregate principal amount of 7.50% Senior Notes due 2021 (“7.50% Notes”) that were originally issued by Ameristar. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears on April 15th and October 15th of each year. The 7.50% Notes mature on April 15, 2021. The 7.50% Notes were recorded at fair value as part of the purchase price allocation with a premium of $72.8 million. In addition, a consent fee payment to the holders of the 7.50% Notes at acquisition was included as a discount component of the total carrying amount.

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

Financing in Connection with GLPI Transaction

In connection with the transactions contemplated by the Merger Agreement (as defined in Note 11, “Subsequent Event”), we have entered into a commitment letter, dated July 20, 2015, with certain lenders to provide the required debt financing. For more information regarding the GLPI transaction, see Note 11, “Subsequent Event.”
Interest expense, net, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest expense	$60.1	$62.9	$121.2	$131.5
Interest income	(0.1)	(0.1)	(0.1)	(0.2)
Capitalized interest	—	(0.8)	—	(2.5)
Interest expense, net	$60.0	$62.0	$121.1	$128.8

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. During the six months ended June 30, 2014, we capitalized interest on our Belterra Park re-development project and our Boomtown New Orleans hotel.

Note 3—Income Taxes

Our effective tax rate for continuing operations for the three and six months ended June 30, 2015, was 25.5%, or an expense of $5.4 million, and 19.3% or an expense of $10.3 million, respectively, as compared to an effective tax rate of 32.1%, or a benefit of $1.1 million and 6.3% or an expense of $1.1 million, respectively, for the corresponding prior year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana as well as the city jurisdictions in Missouri, where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of June 30, 2015, we had approximately 7.4 million share-based awards outstanding, including common stock options, restricted stock units, and performance stock units, which are detailed below. Our 2015 Equity and Performance Incentive Plan has approximately 0.5 million share-based awards available for grant as of June 30, 2015. We recorded share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Share-based compensation expense	$4.8	$5.5	$8.9	$8.7

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2015	5,568,628	$15.17
Granted	169,090	$26.51
Exercised	(389,351)	$17.36
Canceled or forfeited	(24,503)	$21.55
Options outstanding at June 30, 2015	5,323,864	$15.34
Options exercisable at June 30, 2015	3,600,813	$12.66
Expected to vest after June 30, 2015	1,318,444	$21.12

The unamortized compensation costs not yet expensed related to stock options totaled approximately $13.5 million as of June 30, 2015. The weighted average period over which the costs are expected to be recognized is approximately two years. The aggregate amount of cash we received from the exercise of stock options was $6.5 million and $4.1 million for the six months ended June 30, 2015, and 2014, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the six months ended June 30,
	2015	2014
Weighted-average grant date fair value	$9.44	$9.08
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	1,212,933	$22.20
Granted	172,741	$26.32
Vested	(141,470)	$20.60
Canceled or forfeited	(17,734)	$24.14
Non-vested at June 30, 2015	1,226,470	$22.93

The unamortized compensation costs not yet expensed, related to non-vested restricted stock units, totaled approximately $23.8 million as of June 30, 2015. The weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	520,322	$23.64
Granted	—	$—
Canceled or forfeited	—	$—
Non-vested at June 30, 2015	520,322	$23.64

Note 5—Write-downs, Reserves and Recoveries, Net

During the three and six months ended June 30, 2015, we recognized net losses of $0.3 million and $3.4 million, respectively. Items included in both the three and six months ended June 30, 2015 include the non-cash impairments of PRP's goodwill and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, net losses related to disposals and impairments of slot and other equipment at our properties in the normal course of business, and a gain recognized on the disposition of land in Springfield, Massachusetts of $8.4 million. In addition to these items, the six months ended June 30, 2015 include a $2.6 million non-cash impairment of land in Central City, Colorado, which was recognized in the first quarter of 2015.

During the three and six months ended June 30, 2014, we recognized net losses of $2.6 million and $3.2 million, respectively. The losses related to a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters recognized during the second quarter of 2014, offset by gains during the three months ended June 30, 2014, and net losses related to disposals of slot and other equipment at our properties in the normal course of business during the six months ended June 30, 2014.

Note 6—Investments and Acquisition Activities

Equity Method Investment: We have invested in a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. For the six months ended June 30, 2015, our proportional share of the investment's losses totaled $0.1 million. As of June 30, 2015, and December 31, 2014, the carrying amount of this investment was $1.7 million and $1.8 million, respectively.

Retama Park Racetrack: We hold 75.5% of the equity of PRP and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. During the second quarter of 2015, we determined that there was an indication of impairment on the assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recorded non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, in the three months ended June 30, 2015.

As of June 30, 2015, PRP held $12.9 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of June 30, 2015, we held, at amortized cost, $11.3 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. We have both the intent and ability to hold these investments until the amortized cost is recovered.

Note 7—Discontinued Operations and Assets Held for Sale

Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Summary of Significant Accounting Policies.”

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Boomtown Reno: In April 2015, we completed the sale of approximately 783 acres of land associated with our former Boomtown Reno operations, with a carrying amount of $8.3 million, for cash consideration of $13.1 million, resulting in a gain on disposition of $4.8 million, net of costs to sell.

Total discontinued operations: Revenues and income from discontinued operations, net of income taxes, are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$—	$—	$—	$41.0
Income (loss) before income taxes	5.1	(0.1)	5.3	0.2
Income tax benefit (expense)	(0.4)	0.1	(0.4)	0.1
Income from discontinued operations, net of income taxes	$4.7	$—	$4.9	$0.3

Springfield, Massachusetts: In April 2015, we completed the sale of approximately forty acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, with a carrying amount of $3.5 million, for cash consideration of $12.0 million, resulting in a gain on disposition of $8.4 million, net of costs to sell. This gain is included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations.

Central City, Colorado: We own approximately two acres of land in Central City, Colorado, which is classified as held for sale. During the first quarter of 2015, we recorded a $2.6 million non-cash impairment charge, to reduce the carrying amount of the asset to its estimated fair value less cost to sell. This impairment charge is included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations.
Net assets for entities and operations classified as held for sale are summarized as follows:

	June 30, 2015	December 31, 2014
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$0.7	$11.8
Other assets, net	9.3	9.4
Total assets	$10.0	$21.2
Liabilities:
Total liabilities	$0.1	$0.4
Net assets	$9.9	$20.8

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers' compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of June 30, 2015 and December 31, 2014, we had total self-insurance accruals of $24.4 million, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana Tax Court to set aside the final assessment. In August 2013, we filed a Motion for Partial Summary Judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were held at the Indiana Tax Court regarding our motion for summary judgment. In June 2015, the Indiana Tax Court issued its decision on our motion for summary judgment, in which the court denied our motion for summary judgment and set the case for trial.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $46.6 million in cash and other assets as of June 30, 2015, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Statements of Operations
For the three months ended June 30, 2015
Revenues:
Gaming	$—	$519.3	$—	$—	$519.3
Food and beverage	—	31.5	—	—	31.5
Lodging	—	13.1	—	—	13.1
Retail, entertainment and other	—	18.1	—	—	18.1
	—	582.0	—	—	582.0
Expenses:
Gaming	—	282.0	—	—	282.0
Food and beverage	—	29.0	—	—	29.0
Lodging	—	6.3	—	—	6.3
Retail, entertainment and other	—	8.1	—	—	8.1
General and administrative	23.5	83.5	0.1	—	107.1
Depreciation and amortization	2.0	59.9	—	—	61.9
Pre-opening, development and other costs	6.0	0.1	—	—	6.1
Write-downs, reserves and recoveries, net	—	(8.1)	8.4	—	0.3
	31.5	460.8	8.5	—	500.8
Operating income (loss)	(31.5)	121.2	(8.5)	—	81.2
Equity in earnings of subsidiaries	83.2	—	—	(83.2)	—
Interest expense, net	(60.0)	—	—	—	(60.0)
Income (loss) from continuing operations before inter-company activity and income taxes	(8.3)	121.2	(8.5)	(83.2)	21.2
Management fee and inter-company interest	35.5	(35.5)	—	—	—
Income tax expense	(5.4)	—	—	—	(5.4)
Income (loss) from continuing operations	21.8	85.7	(8.5)	(83.2)	15.8
Income from discontinued operations, net of income taxes	—	4.7	—	—	4.7
Net income (loss)	21.8	90.4	(8.5)	(83.2)	20.5
Net loss attributable to non-controlling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$21.8	$90.4	$(7.2)	$(83.2)	$21.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2015
Revenues:
Gaming	$—	$1,033.7	$—	$—	$1,033.7
Food and beverage	—	63.5	—	—	63.5
Lodging	—	24.6	—	—	24.6
Retail, entertainment and other	—	33.0	—	—	33.0
	—	1,154.8	—	—	1,154.8
Expenses:
Gaming	—	546.8	—	—	546.8
Food and beverage	—	58.2	—	—	58.2
Lodging	—	12.1	—	—	12.1
Retail, entertainment and other	—	13.2	—	—	13.2
General and administrative	45.7	163.6	0.1	—	209.4
Depreciation and amortization	6.3	123.4	—	—	129.7
Pre-opening, development and other costs	7.4	0.2	0.1	—	7.7
Write-downs, reserves and recoveries, net	3.0	(8.0)	8.4	—	3.4
	62.4	909.5	8.6	—	980.5
Operating income (loss)	(62.4)	245.3	(8.6)	—	174.3
Equity in earnings of subsidiaries	171.4	—	—	(171.4)	—
Interest expense, net	(121.1)	—	—	—	(121.1)
Loss from equity method investment	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations before inter-company activity and income taxes	(12.1)	245.3	(8.7)	(171.4)	53.1
Management fee and inter-company interest	71.4	(71.4)	—	—	—
Income tax expense	(10.3)	—	—	—	(10.3)
Income (loss) from continuing operations	49.0	173.9	(8.7)	(171.4)	42.8
Income from discontinued operations, net of income taxes	—	4.9	—	—	4.9
Net income (loss)	49.0	178.8	(8.7)	(171.4)	47.7
Net loss attributable to non-controlling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$49.0	$178.8	$(7.4)	$(171.4)	$49.0

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended June 30, 2014
Revenues:
Gaming	$—	$493.3	$—	$—	$493.3
Food and beverage	—	30.4	—	—	30.4
Lodging	—	13.8	—	—	13.8
Retail, entertainment and other	—	17.7	—	—	17.7
	—	555.2	—	—	555.2
Expenses:
Gaming	—	266.6	—	—	266.6
Food and beverage	—	28.2	—	—	28.2
Lodging	—	6.5	—	—	6.5
Retail, entertainment and other	—	6.7	—	—	6.7
General and administrative	28.6	83.4	0.1	—	112.1
Depreciation and amortization	1.8	56.9	—	—	58.7
Pre-opening, development and other costs	2.1	4.7	0.2	—	7.0
Write-downs, reserves and recoveries, net	3.0	(0.4)	—	—	2.6
	35.5	452.6	0.3	—	488.4
Operating income (loss)	(35.5)	102.6	(0.3)	—	66.8
Equity in earnings of subsidiaries	65.1	—	—	(65.1)	—
Interest expense, net	(62.8)	0.8	—	—	(62.0)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(41.4)	103.4	(0.3)	(65.1)	(3.4)
Management fee and inter-company interest	38.0	(38.0)	—	—	—
Income tax benefit	1.1	—	—	—	1.1
Income (loss) from continuing operations	(2.3)	65.4	(0.3)	(65.1)	(2.3)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—
Net income (loss)	$(2.3)	$65.4	$(0.3)	$(65.1)	$(2.3)

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the six months ended June 30, 2014
Revenues:
Gaming	$—	$973.4	$—	$—	$973.4
Food and beverage	—	58.0	—	—	58.0
Lodging	—	24.6	—	—	24.6
Retail, entertainment and other	—	32.0	—	—	32.0
	—	1,088.0	—	—	1,088.0
Expenses:
Gaming	—	514.6	—	—	514.6
Food and beverage	—	52.9	—	—	52.9
Lodging	—	11.6	—	—	11.6
Retail, entertainment and other	—	11.3	—	—	11.3
General and administrative	51.3	161.0	0.1	—	212.4
Depreciation and amortization	3.5	113.6	—	—	117.1
Pre-opening, development and other costs	2.6	7.5	0.2	—	10.3
Write-downs, reserves and recoveries, net	3.0	0.2	—	—	3.2
	60.4	872.7	0.3	—	933.4
Operating income (loss)	(60.4)	215.3	(0.3)	—	154.6
Equity in earnings of subsidiaries	141.1	—	—	(141.1)	—
Interest expense, net	(131.2)	2.4	—	—	(128.8)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(58.7)	217.7	(0.3)	(141.1)	17.6
Management fee and inter-company interest	76.6	(76.6)	—	—	—
Income tax expense	(1.1)	—	—	—	(1.1)
Income (loss) from continuing operations	16.8	141.1	(0.3)	(141.1)	16.5
Income (loss) from discontinued operations, net of income taxes	—	0.4	(0.1)	—	0.3
Net income (loss)	$16.8	$141.5	$(0.4)	$(141.1)	$16.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Balance Sheets
As of June 30, 2015
Current assets, excluding discontinued operations	$45.9	$144.3	$16.2	$—	$206.4
Property and equipment, net	26.4	2,893.4	5.2	—	2,925.0
Goodwill	—	916.0	—	—	916.0
Intangible assets, net	—	516.4	—	—	516.4
Other non-current assets	54.2	4.2	25.2	—	83.6
Investment in subsidiaries	4,567.6	—	—	(4,567.6)	—
Assets held for sale and assets of discontinued operations	0.7	9.3	—	—	10.0
Inter-company	—	534.9	—	(534.9)	—
Total assets	$4,694.8	$5,018.5	$46.6	$(5,102.5)	$4,657.4
Current liabilities, excluding discontinued operations	$91.8	$204.9	$—	$—	$296.7
Long-term debt less current portion	3,782.2	0.1	—	—	3,782.3
Other non-current liabilities	(54.7)	281.0	—	—	226.3
Liabilities held for sale and liabilities of discontinued operations	—	0.1	—	—	0.1
Inter-company	533.6	—	1.3	(534.9)	—
Total liabilities	4,352.9	486.1	1.3	(534.9)	4,305.4
Total Pinnacle stockholders' equity	341.9	4,532.4	35.2	(4,567.6)	341.9
Non-controlling interest	—	—	10.1	—	10.1
Total equity	341.9	4,532.4	45.3	(4,567.6)	352.0
Total liabilities and stockholders' equity	$4,694.8	$5,018.5	$46.6	$(5,102.5)	$4,657.4
As of December 31, 2014
Current assets, excluding discontinued operations	$73.4	$184.5	$23.3	$(23.3)	$257.9
Property and equipment, net	34.3	2,977.2	5.4	—	3,016.9
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	524.3	5.0	—	529.3
Other non-current assets	60.0	4.6	24.4	—	89.0
Investment in subsidiaries	4,470.8	—	—	(4,470.8)	—
Assets held for sale and assets of discontinued operations	3.6	17.7	—	—	21.3
Inter-company	—	352.0	—	(352.0)	—
Total assets	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7
Current liabilities, excluding discontinued operations	$100.8	$273.1	$—	$(23.3)	$350.6
Long-term debt less current portion	3,975.5	0.1	—	—	3,975.6
Other non-current liabilities	(63.0)	280.7	—	—	217.7
Liabilities held for sale and liabilities of discontinued operations	—	0.4	—	—	0.4
Inter-company	350.8	—	1.2	(352.0)	—
Total liabilities	4,364.1	554.3	1.2	(375.3)	4,544.3
Total Pinnacle stockholders' equity	278.0	4,422.0	48.8	(4,470.8)	278.0
Non-controlling interest	—	—	11.4	—	11.4
Total equity	278.0	4,422.0	60.2	(4,470.8)	289.4
Total liabilities and stockholders' equity	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Statements of Cash Flows
For the six months ended June 30, 2015
Cash provided by operating activities	$161.1	$7.9	$17.0	$—	$186.0
Capital expenditures	(3.3)	(38.4)	—	—	(41.7)
Net proceeds from dispositions of discontinued operations and assets held for sale	—	25.1	—	—	25.1
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Other	25.1	(24.8)	(0.9)	—	(0.6)
Cash provided by (used in) investing activities	21.8	(63.1)	(0.9)	—	(42.2)
Proceeds from credit facility	73.1	—	—	—	73.1
Repayments under credit facility	(265.1)	—	—	—	(265.1)
Other	5.5	—	—	—	5.5
Cash used in financing activities	(186.5)	—	—	—	(186.5)
Change in cash and cash equivalents	(3.6)	(55.2)	16.1	—	(42.7)
Cash and cash equivalents, beginning of period	6.4	158.3	—	—	164.7
Cash and cash equivalents, end of period	$2.8	$103.1	$16.1	$—	$122.0

For the six months ended June 30, 2014
Cash provided by (used in) operating activities	$(4.8)	$142.3	$(3.2)	$—	$134.3
Capital expenditures	(7.2)	(142.6)	—	—	(149.8)
Net proceeds from disposition of discontinued operations and assets held for sale	—	252.3	—	—	252.3
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Escrow refund	—	25.0	—	—	25.0
Restricted cash	5.9	—	—	—	5.9
Other	253.0	(252.6)	0.3	—	0.7
Cash provided by (used in) investing activities	251.7	(142.9)	0.3	—	109.1
Proceeds from credit facility	194.3	—	—	—	194.3
Repayments under credit facility	(473.3)	—	—	—	(473.3)
Other	3.7	—	—	—	3.7
Cash used in financing activities	(275.3)	—	—	—	(275.3)
Change in cash and cash equivalents	(28.4)	(0.6)	(2.9)	—	(31.9)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$0.2	$141.7	$24.8	$—	$166.7
_______________________

(a)
As of June 30, 2015, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; and Ameristar Casino East Chicago, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $46.6 million in cash and other assets as of June 30, 2015, that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA (as defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the three and six months ended June 30, 2015, and 2014.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Midwest segment (a)	$322.9	$296.4	$636.8	$576.7
South segment (a)	200.5	203.7	404.1	403.7
West segment (a)	57.2	53.7	110.9	104.3
	580.6	553.8	1,151.8	1,084.7
Corporate and other (c)	1.4	1.4	3.0	3.3
Total revenues	$582.0	$555.2	$1,154.8	$1,088.0
Adjusted EBITDA (b):
Midwest segment (a)	$96.0	$84.2	$196.8	$174.3
South segment (a)	59.0	62.0	126.5	126.7
West segment (a)	20.1	19.1	40.7	37.3
	175.1	165.3	364.0	338.3
Corporate expenses and other (c)	(20.8)	(24.7)	(40.0)	(44.5)
Consolidated Adjusted EBITDA (b)	$154.3	$140.6	$324.0	$293.8
Other benefits (costs):
Depreciation and amortization	(61.9)	(58.8)	(129.7)	(117.1)
Pre-opening, development and other costs	(6.1)	(6.9)	(7.7)	(10.3)
Non-cash share-based compensation expense	(4.8)	(5.5)	(8.9)	(8.7)
Write-downs, reserves and recoveries, net	(0.3)	(2.6)	(3.4)	(3.2)
Interest expense, net	(60.0)	(62.0)	(121.1)	(128.8)
Loss from equity method investment	—	—	(0.1)	—
Loss on early extinguishment of debt	—	(8.2)	—	(8.2)
Income tax benefit (expense)	(5.4)	1.1	(10.3)	(1.1)
Income (loss) from continuing operations	$15.8	$(2.3)	$42.8	$16.4

	For the six months ended June 30,
	2015	2014
	(in millions)
Capital expenditures:
Midwest segment (a)	$22.8	$112.8
South segment (a)	12.0	26.6
West segment (a)	3.6	2.4
Corporate and other, including development projects and discontinued operations	3.3	7.9
	$41.7	$149.7

(a)	See Note 1, “Summary of Significant Accounting Policies,” for listing of properties included in each segment.

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

(c)
Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the Heartland Poker Tour. Corporate expenses represent payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to the management and consulting services provided by corporate headquarters to the properties are allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results.

Note 11—Subsequent Event

On July 20, 2015, we entered into a definitive agreement with GLPI. Pursuant to the terms of the definitive agreement, we will separate our operating assets (and certain real estate assets) and liabilities into a newly formed subsidiary (“OpCo”) and we will distribute to our stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, Pinnacle stockholders will receive one share of OpCo common stock for each share of Pinnacle common stock that they own. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), will then merge with and into Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI (the “Merger Agreement”).

At the effective time of the Merger, each share of common stock, par value $0.10 per share, of Pinnacle (the “Pinnacle Common Stock”) issued and outstanding immediately prior to the effective time (other than shares of Pinnacle Common Stock (i) owned or held in treasury by Pinnacle or (ii) owned by GLPI, its subsidiaries or Merger Sub) will be canceled and converted automatically into the right to receive 0.85 shares of common stock, par value $0.01 per share, of GLPI.

After the closing of the Merger, OpCo will own Belterra Park and excess land not acquired by GLPI. OpCo will operate the gaming facilities acquired by GLPI under a triple-net 10-year master lease agreement that will have five subsequent, five-year extension periods at OpCo’s option. OpCo will initially pay GLPI $377 million in rent in the first year after the Merger. The consummation of the Merger is subject to customary conditions, including without limitation, receipt of regulatory approvals and the approval by stockholders of GLPI and Pinnacle. If approved by the stockholders of Pinnacle and GLPI, we anticipate that the transaction will close in the first quarter of 2016.

In connection with the transactions contemplated by the definitive agreement, including the Merger and Spin-Off, GLPI will refinance approximately $2.7 billion (subject to certain adjustments) of principal amount of Pinnacle debt, with the remaining outstanding debt to be refinanced by OpCo at closing. We have entered into a commitment letter, dated July 20, 2015, with certain lenders to provide the debt financing required by OpCo. In connection with the commitment letter, the lenders have agreed to provide us with financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility (collectively, the “Facilities”). The Facilities would mature on the one year anniversary of the initial borrowings under the Facilities. The interest rates on the Facilities would be based on customary market LIBOR or base rates plus an applicable margin. The obligations of OpCo and the guarantors under the Facilities would be secured by substantially all assets of OpCo and the guarantors, subject to certain exceptions. Funding of the lenders’ commitments is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to OpCo and its subsidiaries and consummation of the Spin-Off. We expect to obtain permanent financing for the transaction prior to the closing date, which would replace the Facilities described above.

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

Our mission is to increase our stockholders' value in the Company. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and guest rewards programs. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members, and other constituents in the communities in which we operate.

On July 20, 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust. Pursuant to the terms of the definitive agreement, we will separate our operating assets (and certain real estate assets) and liabilities into a newly formed subsidiary (“OpCo”) and we will distribute to our stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, Pinnacle stockholders will receive one share of OpCo common stock for each share of Pinnacle common stock that they own. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), will then merge with and into Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI (the “Merger Agreement”).

At the effective time of the Merger, each share of common stock, par value $0.10 per share, of Pinnacle (the “Pinnacle Common Stock”) issued and outstanding immediately prior to the effective time (other than shares of Pinnacle Common Stock (i) owned or held in treasury by Pinnacle or (ii) owned by GLPI, its subsidiaries or Merger Sub) will be canceled and converted automatically into the right to receive 0.85 shares of common stock, par value $0.01 per share, of GLPI.

After the closing of the Merger, OpCo will own Belterra Park and excess land not acquired by GLPI. OpCo will operate the gaming facilities acquired by GLPI under a triple-net 10-year master lease agreement that will have five subsequent, five-year extension periods at OpCo’s option. OpCo will initially pay GLPI $377 million in rent in the first year after the Merger. The consummation of the Merger is subject to customary conditions, including without limitation, receipt of regulatory approvals and the approval by stockholders of GLPI and Pinnacle. If approved by the stockholders of Pinnacle and GLPI, we anticipate that the transaction will close in the first quarter of 2016.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and six months ended June 30, 2015 and 2014. As discussed in Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to Income (loss) from continuing operations in accordance with U.S. GAAP.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Midwest segment (a)	$322.9	$296.4	$636.8	$576.7
South segment (a)	200.5	203.7	404.1	403.7
West segment (a)	57.2	53.7	110.9	104.3
	580.6	553.8	1,151.8	1,084.7
Corporate and other (c)	1.4	1.4	3.0	3.3
Total revenues	$582.0	$555.2	$1,154.8	$1,088.0
Adjusted EBITDA (b):
Midwest segment (a)	$96.0	$84.2	$196.8	$174.3
South segment (a)	59.0	62.0	126.5	126.7
West segment (a)	20.1	19.1	40.7	37.3
	175.1	165.3	364.0	338.3
Corporate expenses and other (c)	(20.8)	(24.7)	(40.0)	(44.5)
Consolidated Adjusted EBITDA (b)	$154.3	$140.6	$324.0	$293.8
Other benefits (costs):
Depreciation and amortization	(61.9)	(58.8)	(129.7)	(117.1)
Pre-opening, development and other costs	(6.1)	(6.9)	(7.7)	(10.3)
Non-cash share-based compensation expense	(4.8)	(5.5)	(8.9)	(8.7)
Write-downs, reserves and recoveries, net	(0.3)	(2.6)	(3.4)	(3.2)
Interest expense, net	(60.0)	(62.0)	(121.1)	(128.8)
Loss from equity method investment	—	—	(0.1)	—
Loss on early extinguishment of debt	—	(8.2)	—	(8.2)
Income tax benefit (expense)	(5.4)	1.1	(10.3)	(1.1)
Income (loss) from continuing operations	$15.8	$(2.3)	$42.8	$16.4

(a)	See “Executive Summary” section for listing of properties included in each segment.

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

Consolidated Overview

For the three and six months ended June 30, 2015, income from continuing operations was $15.8 million and $42.8 million, respectively. Revenues increased by $26.8 million, or 4.8%, year over year, to $582.0 million for the three months ended June 30, 2015 and increased by $66.8 million, or 6.1%, year over year, to $1.2 billion for the six months ended June 30, 2015. Consolidated Adjusted EBITDA was $154.3 million, an increase of $13.7 million, or 9.7%, year over year, for the three months ended June 30, 2015 and was $324.0 million for the six months ended June 30, 2015, an increase of $30.2 million, or 10.3%. For the three months ended June 30, 2015, Consolidated Adjusted EBITDA was negatively impacted by $0.6 million of cost related to the L'Auberge Lake Charles retention program and from repair costs and lost business volume related to flooding of the Red River in Bossier City. For the six months ended June 30, 2015, Consolidated Adjusted EBITDA benefited from a $3.6 million refund received on disputed vendor payments in the first quarter of 2015, partially offset by $1.4 million in costs related to the L'Auberge Lake Charles retention program and by repair costs and lost business volume related to flooding of the Red River in Bossier City.

Consolidated Adjusted EBITDA for the three and six months ended June 30, 2014 was negatively impacted by $4.5 million related to the company-wide rollout of the mychoice player loyalty program to the Ameristar-branded properties, $2.8 million from referendum opposition costs, and $1.5 million in severance expense. Operating results in the prior year were also negatively impacted by lost business volumes at Ameristar Vicksburg due to water damage and lost business volume from systems integration related property shutdowns in Missouri.

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

Slot handle or video lottery terminal (“VLT”) handle represents the total amount wagered in a slot machine or VLT, and table games drop represents the total amount of cash and net markers issued that are deposited in gaming table drop boxes. Win represents the amount of wagers retained by us and recorded as gaming revenue, and hold represents win as a percentage of slot handle, VLT handle or table games drop. Given the stability in our slot and VLT hold percentages, we have not experienced any significant impact on our results of operations as a result of changes in hold percentages.

For table games, customers usually purchase cash chips at the gaming tables. The cash and markers (extensions of credit granted to certain credit-worthy customers) are deposited in the drop box of each gaming table. Table game win is the amount of drop that is retained and recorded as gaming revenue, with liabilities recognized for funds deposited by customers.
We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the customer does not earn or use any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of June 30, 2015 and December 31, 2014, we had accrued $27.3 million and $26.6 million, respectively, for the estimated cost of providing mychoice benefits.

Segment comparison of the three and six months ended June 30, 2015 and 2014

Midwest Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gaming revenues	$291.7	$267.0	9.3%	$577.3	$523.6	10.3%
Total revenues	322.9	296.4	8.9%	636.8	576.7	10.4%
Operating income	62.4	48.4	28.9%	128.2	104.7	22.4%
Adjusted EBITDA	96.0	84.2	14.0%	196.8	174.3	12.9%

In the Midwest segment, revenues increased by $26.5 million, or 8.9% year over year, to $322.9 million during the second quarter of 2015. Adjusted EBITDA increased by $11.8 million, or 14.0% year over year, to $96.0 million. Adjusted EBITDA margin was 29.7%, an increase of 130 basis points year over year.

For the three and six months ended June 30, 2015, the Midwest segment's year over year improvements were broad-based, with every property in the segment contributing to year over year increases in both net revenue and Adjusted EBITDA. The increase in Midwest segment Adjusted EBITDA was primarily driven by particularly strong operating results at our Ameristar St. Charles, River City, and Ameristar Kansas City properties. In addition to these same store increases, our Belterra Park property, which opened in May 2014, contributed to year over year net revenue and Adjusted EBITDA growth in the segment.

For the three and six months ended June 30, 2014, the Midwest segment’s results were negatively affected by a $3.7 million reduction in Adjusted EBITDA due to the rollout of the mychoice customer loyalty program at the Ameristar-branded properties and severance. Operating results were also negatively impacted by systems integration related property shutdowns at our Missouri properties.

South Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gaming revenues	$179.6	$181.4	(1.0)%	$363.2	$362.3	0.2%
Total revenues	200.5	203.7	(1.6)%	404.1	403.7	0.1%
Operating income	37.9	42.3	(10.4)%	82.3	87.0	(5.4)%
Adjusted EBITDA	59.0	62.0	(4.8)%	126.5	126.7	(0.2)%

In the South segment, revenues decreased by $3.2 million, or 1.6% year over year, to $200.5 million during the second quarter of 2015. Adjusted EBITDA decreased by $3.0 million, or 4.8% year over year, to $59.0 million. Adjusted EBITDA margin was 29.4%, a decrease of 100 basis points year over year.

For the three and six months ended June 30, 2015, South segment results were driven by the strong operating performance at our L'Auberge Baton Rouge, Boomtown New Orleans, and Ameristar Vicksburg properties, which produced increases in net revenue and Adjusted EBITDA for the segment. L'Auberge Baton Rouge has continued to expand its presence in the Baton Rouge and broader Gulf Coast regional gaming markets and has increased its operational efficiency. The operating results of L'Auberge Lake Charles experienced slight declines as a result of the increased competition in the local market. Additionally, the South segment Adjusted EBITDA results were negatively impacted by $0.6 million of cost associated with the L'Auberge Lake Charles team member retention program and by repair costs and lost business volume from flooding of the Red River in Bossier City.

For the three and six months ended June 30, 2014, the South segment’s results were negatively affected by a $0.5 million reduction in Adjusted EBITDA due to the rollout of the mychoice customer loyalty program at Ameristar Vicksburg and severance expense. Operating results were also negatively impacted by repair expenses and lost business volumes at Ameristar Vicksburg due to water damage that required the removal of approximately half of the property’s hotel rooms from service for 20 days in June 2014.

West Segment

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gaming revenues	$48.1	$44.8	7.4%	$93.1	$87.5	6.4%
Total revenues	57.2	53.7	6.5%	110.9	104.3	6.3%
Operating income	13.1	12.3	6.5%	26.9	23.6	14.0%
Adjusted EBITDA	20.1	19.1	5.2%	40.7	37.3	9.1%

In the West segment, revenues increased by $3.5 million, or 6.5% year over year, to $57.2 million during the second quarter of 2015. Adjusted EBITDA increased by $1.0 million, or 5.2% year over year, to $20.1 million. Adjusted EBITDA margin was 35.1%, a decrease of 50 basis points year over year.

For the three and six months ended June 30, 2015, the West segment's operating performance was positively impacted by revenue growth and operational efficiency at Ameristar Black Hawk, and a focus on expense discipline at Cactus Petes and Horseshu.

For the three and six months ended June 30, 2014, the West segment’s Adjusted EBITDA was negatively impacted by $1.1 million due to a charge related to the rollout of the mychoice player loyalty program and severance expense.

Other factors affecting income (loss) from continuing operations
The following is a description of the other costs and benefits affecting income (loss) from continuing operations for the three and six months ended June 30, 2015 and 2014, respectively:

	For the three months ended June 30,		Percentage change	For the six months ended June 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Other benefits (costs):
Corporate expenses and other	$(20.8)	$(24.7)	(15.8)%	$(40.0)	$(44.5)	(10.1)%
Depreciation and amortization	(61.9)	(58.8)	5.3%	(129.7)	(117.1)	10.8%
Pre-opening, development and other costs	(6.1)	(6.9)	(11.6)%	(7.7)	(10.3)	(25.2)%
Share-based compensation expense	(4.8)	(5.5)	(12.7)%	(8.9)	(8.7)	2.3%
Write-downs, reserves and recoveries, net	(0.3)	(2.6)	(88.5)%	(3.4)	(3.2)	6.3%
Loss from equity method investment	—	—	NM	(0.1)	—	NM
Loss on early extinguishment of debt	—	(8.2)	NM	—	(8.2)	NM
Interest expense, net	(60.0)	(62.0)	(3.2)%	(121.1)	(128.8)	(6.0)%
Income tax benefit (expense)	(5.4)	1.1	NM	(10.3)	(1.1)	NM
NM — Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour, and the Retama Park management operations. For the three months ended June 30, 2015, corporate expense decreased by $3.9 million year over year to $20.8 million. The decline is primarily attributable to $3.6 million in non-recurring expenses related to referendum opposition costs and severance incurred during the three months ended June 30, 2014.

For the six months ended June 30, 2015, corporate expenses decreased $4.5 million year over year to $40.0 million. The decline is primarily attributable to a refund received on disputed vendor payments in the first quarter of 2015 and $3.6 million of non-recurring expenses related to referendum opposition costs and severance incurred during the six months ended June 30, 2014.

Depreciation and amortization increased for the three and six months ended June 30, 2015, as compared to the prior year periods, due to the opening of Belterra Park in May 2014, the opening of the Boomtown New Orleans hotel in December 2014, and other capital projects placed into service since the second quarter of 2014.

Pre-opening, development and other costs for the three and six months ended June 30, 2015 and 2014, consist of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Ameristar acquisition (1)	$0.2	$2.0	$0.6	$2.4
Belterra Park (2)	—	4.7	—	7.4
Other (3)	5.9	0.2	7.1	0.5
Total pre-opening, development and other costs	$6.1	$6.9	$7.7	$10.3

(1)
Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar Casinos, Inc. (“Ameristar”).

(2)	Belterra Park opened on May 1, 2014.

(3)
For the three and six months ended June 30, 2015, total includes $5.6 million and $6.3 million, respectively, of cost associated with the separation of our real estate assets from our operating assets.

Share-based compensation expense for the three months ended June 30, 2015 decreased compared to the prior year period due to the determination in the third quarter of 2014 that certain performance share awards were no longer expected to vest and a reduction in the level of stock awards granted to employees. For the six months ended June 30, 2015, share-based compensation expense increased as compared to the prior year period primarily due to an increase in outstanding stock awards granted to employees.

Write-downs, reserves and recoveries, net, consist of net losses of $0.3 million and $3.4 million, respectively. Items included in both the three and six months ended June 30, 2015, include the non-cash impairment of PRP's goodwill and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, net losses related to disposals and impairments of slot and other equipment at our properties in the normal course of business, and a gain recognized on the disposition of land in Springfield, Massachusetts, of $8.4 million. In addition to these items, the six months ended June 30, 2015 includes a $2.6 million non-cash impairment of land in Central City, Colorado, which was recognized in the first quarter of 2015.

During the three and six months ended June 30, 2014, we recognized net losses of $2.6 million and $3.2 million, respectively. The losses related to a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters recognized during the second quarter of 2014, offset by gains during the three months ended June 30, 2014, and net losses related to disposals of slot and other equipment at our properties in the normal course of business during the six months ended June 30, 2014.

Loss on equity method investment represents losses recognized during the three and six months ended June 30, 2015, for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Interest expense, net, consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest expense	$60.1	$62.9	$121.2	$131.5
Interest income	(0.1)	(0.1)	(0.1)	(0.2)
Capitalized interest	—	(0.8)	—	(2.5)
Interest expense, net	$60.0	$62.0	$121.1	$128.8

For the three and six months ended June 30, 2015, as compared to the prior year periods, interest expense decreased due to the reduction in total debt principal outstanding achieved with operating cash flow and proceeds from asset sales.
Income taxes for the three and six months ended June 30, 2015, consist of our effective tax rate for continuing operations of 25.5%, or an expense of $5.4 million, and 19.3%, or an expense of $10.3 million, respectively, as compared to an effective tax rate of 32.1%, or a benefit of $1.1 million, and 6.3% or an expense of $1.1 million, respectively, for the corresponding prior year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana, as well as the city jurisdictions in Missouri, where we have no valuation allowance.
Discontinued operations

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Boomtown Reno: In April 2015, we completed the sale of approximately 783 acres of land associated with our former Boomtown Reno operations, with a carrying amount of $8.3 million, for cash consideration of $13.1 million, resulting in a gain on disposition of $4.8 million, net of costs to sell.

Total discontinued operations: Revenues and income from discontinued operations, net of income taxes, are summarized as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$—	$—	$—	$41.0
Income (loss) before income taxes	5.1	(0.1)	5.3	0.2
Income tax benefit (expense)	(0.4)	0.1	(0.4)	0.1
Income from discontinued operations, net of income taxes	$4.7	$—	$4.9	$0.3

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we held $122.0 million of cash and cash equivalents and $5.7 million of restricted cash. As of June 30, 2015, we had approximately $475.1 million drawn on our $1.0 billion revolving credit facility and had approximately $12.0 million committed under various letters of credit. During the six months ended June 30, 2015, we retired $192.0 million in aggregate principal amount of credit facility debt. The debt retired in the six months ended June 30, 2015 was accomplished principally with cash flow from operations and net proceeds received from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, during the second quarter of 2015.

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

	For the six months ended June 30,		Percentage Increase/(Decrease)
	2015	2014	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$186.0	$134.3	38.5%
Net cash provided by (used in) investing activities	$(42.2)	$109.1	(138.7)%
Net cash used in financing activities	$(186.5)	$(275.4)	(32.3)%
Operating Cash Flow
Our cash provided by operating activities for the six months ended June 30, 2015, as compared to the prior year period, increased due primarily to an improvement in operating results and the receipt of approximately $16.3 million of net cash refunds related to income taxes.

Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the six months ended June 30,
	2015	2014
	(in millions)
Midwest segment	$22.8	$112.8
South segment	12.0	26.6
West segment	3.6	2.4
Other	3.3	7.9
Total capital expenditures	$41.7	$149.7

During the three months ended June 30, 2015, we made our final installment payment of $25.0 million for Belterra Park's VLT license. Additionally, during the second quarter of 2015, we received approximately $25.1 million in combined net proceeds from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, in separate transactions.

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

As discussed below, we have entered into a commitment letter with certain lenders to provide financing in connection with the Merger with GLPI.

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
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of June 30, 2015, we had approximately $475.1 million drawn under the $1.0 billion revolving credit facility, approximately $721.7 million in outstanding principal Tranche B-2 term loan debt, and approximately $12.0 million committed under various letters of credit under our Credit Facility. We fully repaid the outstanding principal balances of our Tranche B-1 term loans during 2014.

In the second quarter 2015, we repaid $2.7 million of term loans and $86.5 million of outstanding borrowings on the revolving credit facility, for a reduction in principal amount of debt of $89.2 million.

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

The proceeds of the Credit Facility may be used to: (i) repay, in full, all existing indebtedness of Pinnacle, Ameristar, and their respective subsidiaries as of the date of the Credit Facility, other than specified existing indebtedness and other indebtedness permitted to remain outstanding under the terms of the Credit Facility; (ii) pay the fees, costs, and expenses related to the transactions contemplated by the Credit Facility, the loan documents related thereto and the acquisition documents related to the merger with Ameristar; and (iii) for the working capital and general corporate purposes of Pinnacle and its subsidiaries.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of June 30, 2015, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 7.00 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio and maximum senior secured debt ratio are subject to change at each fiscal quarter until December 31, 2017. As of June 30, 2015, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $46.6 million in total assets as of June 30, 2015, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of June 30, 2015, we had outstanding $850.0 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”), $325.0 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350.0 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

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

The 6.375% Notes and 7.50% Notes and the guarantees of the 6.375% Notes and 7.50% Notes are senior unsecured obligations of Pinnacle and the Guarantor subsidiaries (the “Note Guarantors”), respectively, and rank equally with or senior to, in right of payment, all existing or future unsecured indebtedness of Pinnacle and each Note Guarantor, respectively, but will be effectively subordinated in right of payment to the Credit Facility and any future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

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

As of June 30, 2015, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 7.50% Notes, 8.75% Notes, 6.375% Notes, and 7.75% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Financing in Connection with GLPI Transaction

In connection with the transactions contemplated by the definitive agreement with GLPI, including the Merger and Spin-Off, GLPI will refinance approximately $2.7 billion (subject to certain adjustments) of principal amount of Pinnacle debt, with the remaining outstanding debt to be refinanced by OpCo, at closing. We have entered into a commitment letter, dated July 20, 2015, with certain lenders to provide the debt financing required by OpCo. In connection with the commitment letter, the lenders have agreed to provide us with financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility (collectively, the “Facilities”). The Facilities would mature on the one year anniversary of the initial borrowings under the Facilities. The interest rates on the Facilities would be based on customary market LIBOR or base rates plus an applicable margin. The obligations of OpCo and the guarantors under the Facilities would be secured by substantially all assets of OpCo and the guarantors, subject to certain exceptions. Funding of the lenders’ commitments is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to OpCo and its subsidiaries and consummation of the Spin-Off. We expect to obtain permanent financing for the transaction prior to the closing date, which would replace the Facilities described above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
There were no material changes during the three months ended June 30, 2015 to our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
On July 20, 2015, we entered into the Agreement and Plan of Merger with Gaming and Leisure Properties, Inc. (“GLPI”) and Gold Merger Sub, LLC, a wholly-owned subsidiary of GLPI (the “Merger Agreement”). Pursuant to the Merger Agreement, GLPI will acquire substantially all of our real estate assets in an all-stock transaction. In connection with the merger with GLPI, we entered into a commitment letter with certain lenders whereby the lenders agreed to provide financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility. For more information, see Note 11, “Subsequent Event,” to our unaudited Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no newly identified critical accounting policies and estimates in the second quarter of 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the transaction between the Company and Gaming and Leisure Properties, Inc. (“GLPI”) whereby the Company would sell its real estate assets to GLPI and spin-off the Company’s operations into a new public company, the consummation of the transaction and the timing thereof, the ability of the Company to complete the contemplated financing transactions and reorganizations in connection with the transaction, the ability of the Company and GLPI to receive stockholder approval for the transaction, the ability of the Company to obtain required regulatory approvals, and the stock price of the Company and GLPI following the consummation of a transaction with GLPI, expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the Company's anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, and the Company's ability to improve operations and performance at Belterra Park and Boomtown New Orleans, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

•	The pending Merger with GLPI may not be completed and the transaction may have adverse effects on our business;

•	Failure to complete the Merger with GLPI could negatively impact the stock price and the future business and financial results of the Company;

•	Our business is particularly sensitive to reductions in consumers' discretionary spending as a result of downturns in the economy or other changes we cannot accurately predict;

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of June 30, 2015, we had approximately $12.0 million committed under various letters of credit under our Credit Facility and approximately $475.1 million in revolver and base rate borrowings under our Credit Facility. Any borrowings outstanding under our revolving credit facility accrue interest at LIBOR plus a margin determined by our consolidated total leverage ratio, which margin was 2.75% as of June 30, 2015. As of June 30, 2015, we had approximately $721.7 million outstanding under these term loans. The term loans bear interest at LIBOR plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case, based on our consolidated total leverage ratio.
As of June 30, 2015, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $0.5 million, assuming constant debt levels. If LIBOR were to increase by one percentage point, our annual interest expense would increase by approximately $6.1 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of June 30, 2015. As of June 30, 2015, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$475,118	$—	$—	$475,118	$470,890
Interest Rate (a)	2.94%	2.94%	2.94%	2.94%	2.94%	2.94%	2.94%
Term B-2 Loans	$5,500	$11,000	$11,000	$11,000	$11,000	$672,249	$721,749	$720,883
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$905,250
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,110,200
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$357,500
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$366,205
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$3	$7	$8	$8	$9	$51	$86	$86
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

(a) The interest rate on the Credit Facility is as of June 30, 2015. Beginning in the third quarter 2015, as a result of a decrease in our consolidated total leverage ratio as of the end of the second quarter 2015, the margin on our borrowings under the revolving credit facility will be reduced to 2.50% from 2.75%.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2015. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

The following are new risk factors that should be read in conjunction with the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A “Risk Factors” in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

The pending Merger with Gaming and Leisure Properties, Inc. (“GLPI”) may not be completed and the transaction may have adverse effects on our business.

The pending Merger pursuant to which GLPI will acquire substantially all of the Company’s real estate may not be completed as contemplated for a variety of reasons, including: (1) conditions to the closing of the transaction may not be satisfied (as more fully discussed below); (2) the occurrence of an event, change or other circumstance that could give rise to the termination of the Merger Agreement (as more fully discussed below); and (3) other risks to the consummation of the Merger, including the risk that the Merger will not be consummated within the expected time period or at all.

Completion of the Merger is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of stockholders of both GLPI and the Company as required for the transaction; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Merger; (3) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of GLPI to be issued to stockholders of the Company; (5) the listing of the shares of GLPI on the NASDAQ; (6) the registration of the shares of OpCo to be distributed to stockholders of the Company in connection with the Spin-Off, (7) the completion of the Spin-Off; and (8) the absence of action pending before, or threatened in writing by, the U.S. Antitrust Division of the Department of Justice or the Federal Trade Commission wherein an unfavorable judgment would prevent the Merger or related transactions or have certain other adverse effects. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights for both GLPI and Pinnacle, including if (1) the Merger is not consummated by March 31, 2016, which may be extended by GLPI until June 30, 2016 if the only outstanding closing conditions on March 31, 2016 relate to regulatory approvals, (2) there is an injunction prohibiting the consummation of the Merger, (3) the approval of GLPI’s shareholders or Pinnacle’s stockholders is not obtained, or (4) there has been a breach by the other party that is not cured such that the applicable closing conditions are not satisfied.

In addition, GLPI may terminate the Merger Agreement prior to the adoption of the Merger Agreement by Pinnacle’s stockholders in the event Pinnacle’s Board of Directors makes an adverse recommendation change, as more fully described in the Merger Agreement. If the Merger Agreement is terminated by GLPI in the circumstances described in the preceding sentence or in certain other circumstances, then Pinnacle will be obligated to pay a termination fee of $60 million to GLPI. If the Merger Agreement is terminated by either party because the stockholders of Pinnacle fail to adopt the Merger Agreement or the shareholders of GLPI fail to approve the share issuance for the transaction, the party who failed to obtain its requisite stockholder vote will be required to pay $20.0 million to the other party for the expenses of such other party. The Merger Agreement also provides that GLPI will be required to pay Pinnacle a reverse termination fee equal to $150.0 million if the Merger Agreement is terminated by either GLPI or Pinnacle because (A) of any injunction, order, decree or ruling relating to gaming, antitrust or related laws or any related consents or approvals or (B) the end date of the Merger has passed and certain conditions related to regulatory and gaming approvals have not been satisfied, provided, that GLPI shall not be required to pay such a fee if the primary cause of such termination was an adverse suitability finding under applicable gaming laws with respect to the business of OpCo.

Furthermore, there are a number of risks and uncertainties to our business related to the pending Merger, including: (1) the transactions may involve unexpected costs, liabilities or delays, including those arising from legal proceedings related to the transaction; (2) our business, including our relationships with our guests, employees and suppliers, may suffer as a result of uncertainty surrounding the transactions; (3) that we may be adversely affected by other economic, business or competitive factors during the time the Merger is pending; (4) the transactions, including provisions in the Merger Agreement that place restrictions on the conduct of our business prior to the completion of the Merger, may disrupt our current plans and operations, including plans for future growth; and (5) potential difficulties in recruiting and retaining employees as a result of the transactions. If the Merger is completed, the Company’s stockholders will cease to have any equity interest in the Company and will have equity interests in GLPI and OpCo. OpCo will initially pay GLPI $377 million in rent in the first year after the Merger, which will represent a substantial portion of the cash flows from operations of OpCo.

Further, the consideration that our shareholders will receive will be 0.85 share of GLPI common stock for every outstanding share of Pinnacle common stock and such exchange ratio will not vary based on the market price of GLPI common stock before the effective time of the Merger.  If the market price of GLPI common stock declines prior to the closing of the Merger, the per share consideration our shareholders will receive could reflect a lower value than that upon which the Merger was valued at the time we entered into the Merger Agreement.

Failure to complete the Merger with GLPI could negatively impact the stock price and the future business and financial results of the Company.

If the Merger is not completed, the ongoing business of the Company may be adversely affected and the Company will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger and the Spin-Off, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•
focusing the Company’s management on the Merger, which could lead to the disruption of the Company’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with customers, regulators, vendors and employees, or could otherwise adversely affect the business and financial results of the Company, without realizing any of the benefits of having the Merger completed; and

•
foregoing other opportunities in favor of the Merger instead of on pursuing such other opportunities that could be beneficial to the Company, including the Company pursuing its own REIT Spin-Off, without realizing any of the benefits of having the Merger completed.

In addition to the above risks, the Company may be required, under certain circumstances, to pay to GLPI a termination fee of $60 million if the Merger Agreement is terminated under certain circumstances, including because the Company's Board of Directors has made an adverse recommendation change in connection with the special meeting of stockholders. Further, the Company may have to pay $20 million to GLPI in the event the Company fails to obtain stockholder approval for the Merger.

If the Merger is not completed, the Company cannot assure its stockholders that these risks will not materialize and will not materially affect its business, financial results, and stock price.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock is hereby incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on November 7, 2014. (SEC File No. 001-13641).

3.4
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

4.1
Amended and Restated Rights Agreement, dated as of March 13, 2015, between Pinnacle Entertainment, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed on March 19, 2015. (SEC File No. 001-13641).

4.2
Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of July 20, 2015, between Pinnacle Entertainment, Inc. and American Stock Transfer & Trust Company, LLC is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.1†
Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

10.2†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

10.3
Tax Matters Agreement, dated July 20, 2015, by and between Gaming and Leisure Properties, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.4
Commitment Letter, dated as of July 20, 2015, among Pinnacle Entertainment, JPMorgan Chase Bank, N.A., J.P. Morgan Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Fifth Third Bank, U.S. Bank National Association, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.5
Voting Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Peter M. Carlino and the Carlino Family Trust is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.6
Voting Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Fortress Investment Fund V (GLPI SisterCo B) LP, Fortress Investment Fund V (GLPI SisterCo C) LP, Fortress Investment Fund V (GLPI SisterCo F) LP, Fortress Investment Fund V (Coinvestment GLPI Sister Co B) LP, Fortress Investment Fund V (Coinvestment GLPI SisterCo C) LP, Fortress Investment Fund V (Coinvestment GLPI SisterCo F) LP, Fortress Investment Fund V (GLPI SisterCo A) LP, Fortress Investment Fund V (GLPI SisterCo D) LP, Fortress Investment Fund V (GLPI SisterCo E) LP, Fortress Investment Fund V (Coinvestment GLPI SisterCo A) LP and Fortress Investment Fund V (Coinvestment GLPI SisterCo D) LP is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	August 10, 2015	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

3.3
Certificate of Designation of Series A Junior Participating Preferred Stock is hereby incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on November 7, 2014. (SEC File No. 001-13641).

3.4
Restated Bylaws of Pinnacle Entertainment, Inc., as of May 24, 2011, are hereby incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 26, 2011. (SEC File No. 001-13641).

4.1
Amended and Restated Rights Agreement, dated as of March 13, 2015, between Pinnacle Entertainment, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, is hereby incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed on March 19, 2015. (SEC File No. 001-13641).

4.2
Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of July 20, 2015, between Pinnacle Entertainment, Inc. and American Stock Transfer & Trust Company, LLC is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.1†
Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

10.2†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

10.3
Tax Matters Agreement, dated July 20, 2015, by and between Gaming and Leisure Properties, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.4
Commitment Letter, dated as of July 20, 2015, among Pinnacle Entertainment, JPMorgan Chase Bank, N.A., J.P. Morgan Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Fifth Third Bank, U.S. Bank National Association, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities, Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.5
Voting Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Peter M. Carlino and the Carlino Family Trust is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.6
Voting Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Fortress Investment Fund V (GLPI SisterCo B) LP, Fortress Investment Fund V (GLPI SisterCo C) LP, Fortress Investment Fund V (GLPI SisterCo F) LP, Fortress Investment Fund V (Coinvestment GLPI Sister Co B) LP, Fortress Investment Fund V (Coinvestment GLPI SisterCo C) LP, Fortress Investment Fund V (Coinvestment GLPI SisterCo F) LP, Fortress Investment Fund V (GLPI SisterCo A) LP, Fortress Investment Fund V (GLPI SisterCo D) LP, Fortress Investment Fund V (GLPI SisterCo E) LP, Fortress Investment Fund V (Coinvestment GLPI SisterCo A) LP and Fortress Investment Fund V (Coinvestment GLPI SisterCo D) LP is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle's Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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