Form 10-Q
period 2015-09-30
PINNACLE ENTERTAINMENT INC.
filed 2015-11-09
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of the close of business on November 4, 2015, the number of outstanding shares of the registrant’s common stock was 60,870,749.

PINNACLE ENTERTAINMENT, INC.

PART I
Item 1. Financial Statements
PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Gaming	$513,680	$503,620	$1,547,353	$1,477,041
Food and beverage	31,764	31,259	95,224	89,228
Lodging	14,860	14,485	39,488	39,077
Retail, entertainment and other	18,326	18,935	51,364	50,912
Total revenues	578,630	568,299	1,733,429	1,656,258
Expenses and other costs:
Gaming	276,758	271,306	823,603	785,903
Food and beverage	30,685	29,648	88,836	82,559
Lodging	7,277	6,715	19,408	18,309
Retail, entertainment and other	8,794	9,184	22,034	20,448
General and administrative	109,414	111,369	318,790	323,784
Depreciation and amortization	57,584	60,152	187,290	177,236
Pre-opening, development and other costs	4,037	1,598	11,712	11,917
Write-downs, reserves and recoveries, net	3,164	1,135	6,555	4,359
Total expenses and other costs	497,713	491,107	1,478,228	1,424,515
Operating income	80,917	77,192	255,201	231,743
Interest expense, net	(65,027)	(62,498)	(186,105)	(191,290)
Loss on early extinguishment of debt	—	—	—	(8,234)
Loss from equity method investment	—	—	(83)	—
Income from continuing operations before income taxes	15,890	14,694	69,013	32,219
Income tax expense	(2,422)	(6,975)	(12,673)	(8,072)
Income from continuing operations	13,468	7,719	56,340	24,147
Income from discontinued operations, net of income taxes	272	4,771	5,188	5,096
Net income	13,740	12,490	61,528	29,243
Net loss attributable to non-controlling interest	(9)	(16)	(1,271)	(52)
Net income attributable to Pinnacle Entertainment, Inc.	$13,749	$12,506	$62,799	$29,295
Net income per common share—basic
Income from continuing operations	$0.22	$0.13	$0.94	$0.41
Income from discontinued operations, net of income taxes	—	0.08	0.09	0.09
Net income per common share—basic	$0.22	$0.21	$1.03	$0.50
Net income per common share—diluted
Income from continuing operations	$0.22	$0.13	$0.91	$0.39
Income from discontinued operations, net of income taxes	—	0.08	0.08	0.08
Net income per common share—diluted	$0.22	$0.21	$0.99	$0.47
Number of shares—basic	61,187	59,817	60,936	59,560
Number of shares—diluted	63,591	61,800	63,191	61,493
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income	$13,740	$12,490	$61,528	$29,243
Comprehensive income	13,740	12,490	61,528	29,243
Comprehensive loss attributable to non-controlling interest	(9)	(16)	(1,271)	(52)
Comprehensive income attributable to Pinnacle Entertainment, Inc.	$13,749	$12,506	$62,799	$29,295
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,012	$164,654
Accounts receivable, net of allowance for doubtful accounts of $7,567 and $4,963	29,703	28,424
Inventories	10,796	9,877
Income tax receivable, net	—	20,289
Prepaid expenses and other assets	22,177	27,102
Deferred income taxes	7,509	7,509
Assets held for sale and assets of discontinued operations	9,776	21,260
Total current assets	202,973	279,115
Restricted cash	—	5,667
Land, buildings, vessels and equipment, net	2,885,328	3,017,009
Goodwill	914,525	919,282
Intangible assets, net	511,520	529,269
Other assets, net	74,575	83,340
Total assets	$4,588,921	$4,833,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,467	$57,632
Accrued interest	69,855	49,760
Accrued compensation	77,311	73,698
Accrued taxes	57,659	39,287
Other accrued liabilities	80,086	119,106
Current portion of long-term debt	11,006	11,006
Liabilities held for sale and liabilities of discontinued operations	63	413
Total current liabilities	322,447	350,902
Long-term debt less current portion	3,665,926	3,975,648
Other long-term liabilities	41,365	40,021
Deferred income taxes	187,178	177,729
Total liabilities	4,216,916	4,544,300
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 100,000,000 authorized, 60,870,749 and 59,979,853 shares issued and outstanding, net of treasury shares	6,724	6,635
Additional paid-in capital	1,117,514	1,096,508
Accumulated deficit	(691,407)	(754,206)
Accumulated other comprehensive income	132	132
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle stockholders’ equity	361,873	277,979
Non-controlling interest	10,132	11,403
Total stockholders’ equity	372,005	289,382
Total liabilities and stockholders’ equity	$4,588,921	$4,833,682
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Pinnacle Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2015	59,980	$6,635	$1,096,508	$(754,206)	$132	$(71,090)	$277,979	$11,403	$289,382
Net income (loss)	—	—	—	62,799	—	—	62,799	(1,271)	61,528
Share-based compensation	—	—	12,972	—	—	—	12,972	—	12,972
Common stock issuance and option exercises	891	89	8,905	—	—	—	8,994	—	8,994
Other	—	—	(871)	—	—	—	(871)	—	(871)
Balance as of September 30, 2015	60,871	$6,724	$1,117,514	$(691,407)	$132	$(71,090)	$361,873	$10,132	$372,005

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

PINNACLE ENTERTAINMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$61,528	$29,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,290	177,236
Gain on sales or disposals of long-lived assets, net	(11,526)	(1,327)
Loss from equity method investment	83	—
Loss on early extinguishment of debt	—	8,234
Impairment of goodwill	4,757	—
Impairment of other intangible assets	5,845	—
Impairment of land, buildings, vessels and equipment	3,380	5,132
Amortization of debt issuance costs and debt discounts/premiums	10,085	8,370
Share-based compensation expense	12,972	10,126
Change in income taxes	29,954	7,024
Changes in operating assets and liabilities:
Receivables, net	(849)	6,008
Prepaid expenses and other	6,755	(7,801)
Accounts payable, accrued expenses and other	6,476	28,282
Net cash provided by operating activities	316,750	270,527
Cash flows from investing activities:
Capital expenditures	(57,544)	(188,722)
Net proceeds from dispositions of discontinued operations and assets held for sale	25,066	258,507
Equity method investment, inclusive of capitalized interest	—	(25)
Proceeds from sales of property and equipment	351	103
Purchase of intangible asset	(25,000)	(25,000)
Escrow refund	—	25,000
Loans receivable	(1,575)	(317)
Restricted cash	5,667	5,925
Net cash (used in) provided by investing activities	(53,035)	75,471
Cash flows from financing activities:
Proceeds from credit facility	353,800	217,600
Repayments under credit facility	(666,550)	(612,837)
Proceeds from common stock options exercised	8,905	6,352
Other financing activities	(1,512)	(699)
Net cash used in financing activities	(305,357)	(389,584)
Change in cash and cash equivalents	(41,642)	(43,586)
Cash and cash equivalents at the beginning of the period	164,654	198,575
Cash and cash equivalents at the end of the period	$123,012	$154,989

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$156,176	$162,652
Cash refunds related to income taxes, net	(17,427)	(2,036)
Decrease in construction-related deposits and liabilities	(7,970)	(17,270)
Increase in accrued liabilities associated with recognized intangible asset	—	(25,000)
Non-cash issuance of common stock	634	718

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

We own and operate 15 gaming entertainment properties, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

The operating results of Lumière Place Casino, HoteLumière, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumière Place Casino and Hotels”) and excess land associated with our former Boomtown Reno property have been classified as discontinued operations in our unaudited Condensed Consolidated Statements of Operations. In April 2014, we completed the sale of the ownership interests in the Lumière Place Casino and Hotels. We completed the sale of our excess land in Reno associated with our former Boomtown Reno operations in April 2015. For further information, see Note 7, “Discontinued Operations and Assets Held for Sale.” Our unaudited Condensed Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

On July 20, 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust, whereby GLPI will acquire substantially all of our real estate assets, excluding our Belterra Park property and excess land at certain locations. For more information regarding the GLPI transaction, see Note 6, “Investment, Restructuring and Acquisition Activities.”

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
As of September 30, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the unaudited Condensed Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of September 30, 2015
Assets:
Held-to-maturity securities	$14.4	$15.0	$—	$11.9	$3.1
Promissory notes	$13.6	$19.1	$—	$19.1	$—
Liabilities:
Long-term debt	$3,676.9	$3,788.7	$—	$3,788.7	$—
As of December 31, 2014
Assets:
Held-to-maturity securities	$14.8	$21.7	$—	$18.5	$3.2
Promissory notes	$12.0	$16.8	$—	$16.8	$—
Liabilities:
Long-term debt	$3,986.6	$4,029.9	$—	$4,029.9	$—

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

The estimated fair values of our long-term debt, which includes the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans, were based on Level 2 inputs of observable market data on comparable debt instruments on or about September 30, 2015 and December 31, 2014.

The fair values of our short-term financial instruments approximate the carrying amounts due to their short-term nature.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $34.6 million as of September 30, 2015. We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income.

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

The following table presents a summary of our land, buildings, vessels and equipment:

	September 30, 2015	December 31, 2014
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$422.5	$401.9
Buildings, vessels and improvements	2,676.3	2,677.8
Furniture, fixtures and equipment	784.0	721.9
Construction in progress	22.7	75.6
Land, buildings, vessels and equipment, gross	3,905.5	3,877.2
Less: accumulated depreciation	(1,020.2)	(860.2)
Land, buildings, vessels and equipment, net	$2,885.3	$3,017.0

On July 20, 2015, we entered into a definitive agreement with GLPI, whereby GLPI will acquire substantially all of our real estate assets. For more information regarding the GLPI transaction, see Note 6, “Investment, Restructuring and Acquisition Activities.”

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

Goodwill and Other Intangible Assets. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses and trade names. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter, or more frequently if there are indications of possible impairment. Amortizing intangible assets include customer relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

We recorded impairments to goodwill and other intangible assets at Pinnacle Retama Partners, LLC (“PRP”) and HPT during the nine months ended September 30, 2015. During the third quarter of 2015, we determined that there was an indication of impairment on the assets of HPT due to its operating performance. As a result, we recognized non-cash impairments on its goodwill, trade name, and customer relationship intangible assets, of $1.4 million, $0.2 million, and $0.7 million, respectively. The impairments were measured using discounted cash flow models, which utilized Level 3 inputs. During the second quarter of 2015, we determined that there was an indication of impairment on the assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recognized non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, which fully impaired these intangible assets. The impairments were measured using probability-weighted discounted cash flow models, which utilized Level 3 inputs. PRP and HPT impairment charges are included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations. See Note 5, “Write-downs, Reserves and Recoveries, Net,” and Note 6, “Investment, Restructuring and Acquisition Activities.”

There were no impairments to goodwill or other intangible assets recognized during the three months or nine months ended September 30, 2014.

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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of September 30, 2015 and December 31, 2014, we had accrued $22.8 million and $26.6 million, respectively, for the estimated cost of providing mychoice benefits. Such amounts are included in “Other accrued liabilities” in our unaudited Condensed Consolidated Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Food and beverage	$34.1	$35.2	$104.1	$102.1
Lodging	16.2	15.4	47.4	46.6
Other	4.6	4.9	13.7	13.0
Total promotional allowances	$54.9	$55.5	$165.2	$161.7

The costs to provide such complimentary benefits were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Promotional allowance costs included in gaming expense	$42.3	$42.1	$125.6	$119.4

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in our unaudited Condensed Consolidated Statements of Operations. These taxes were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Gaming taxes	$145.8	$142.1	$438.9	$416.4

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

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Restructuring costs (1)	$3.7	$0.9	$10.0	$0.9
Belterra Park (2)	—	0.8	—	8.2
Other (3)	0.3	(0.1)	1.7	2.8
Total pre-opening, development and other costs	$4.0	$1.6	$11.7	$11.9

(1)	Amounts comprised of cost associated with the separation of our real estate assets from our operating assets. See Note 6, “Investment, Restructuring and Acquisition Activities.”

(2)	Belterra Park opened on May 1, 2014.

(3)
Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses, including those related to the financing and integration of the acquisition of Ameristar Casinos, Inc. (“Ameristar”).

Earnings Per Share. The computation of basic and diluted earnings per share (“EPS”) is based on net income attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the addition of potentially dilutive securities, which include in-the-money stock options and restricted stocks units. A total of 0.1 million and 0.2 million out-of-the-money stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2015, respectively, as compared to a total of 1.8 million and 1.5 million out-of-the-money stock options excluded from the calculation of diluted earnings per share, respectively, for the corresponding prior-year periods, because including them would have been anti-dilutive.

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

In April 2015, the FASB issued an accounting standards update which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective dates for these updates are for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We intend to early adopt these standards, which are not expected to have a material impact on our unaudited Condensed Consolidated Financial Statements, effective December 31, 2015.

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

Note 2—Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2015
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$715.1	$—	$715.1
Term B-2 Loans due 2020	361.0	(12.8)	348.2
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	48.5	1,088.5
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,641.2	35.7	3,676.9
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,630.2	$35.7	$3,665.9

	December 31, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility	$606.6	$—	$606.6
Term B-2 Loans due 2020	782.2	(21.1)	761.1
6.375% Senior Notes due 2021	850.0	—	850.0
7.50% Senior Notes due 2021	1,040.0	53.8	1,093.8
7.75% Senior Subordinated Notes due 2022	325.0	—	325.0
8.75% Senior Subordinated Notes due 2020	350.0	—	350.0
Other	0.1	—	0.1
Total debt including current maturities	3,953.9	32.7	3,986.6
Less current maturities	(11.0)	—	(11.0)
Total long-term debt	$3,942.9	$32.7	$3,975.6

Senior Secured Credit Facility: In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of September 30, 2015, we had approximately $715.1 million drawn under the $1.0 billion revolving credit facility, approximately $361.0 million outstanding principal Tranche B-2 term loan debt, and approximately $12.0 million committed under various letters of credit under our Credit Facility. We fully repaid the outstanding principal balances of our Tranche B-1 term loans during 2014. The outstanding principal on the Tranche B-2 term loans has been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

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

Financing in Connection with GLPI Transaction

In connection with the transactions contemplated by the Merger Agreement (as defined in Note 6, “Investments, Restructuring and Acquisition Activities”), we have entered into a commitment letter, dated July 20, 2015, with certain lenders to provide the required debt financing. For more information regarding the GLPI transaction, see Note 6, “Investments, Restructuring and Acquisition Activities.”
Interest expense, net, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest expense	$65.2	$62.8	$186.4	$194.3
Interest income	(0.2)	—	(0.3)	(0.3)
Capitalized interest	—	(0.3)	—	(2.7)
Interest expense, net	$65.0	$62.5	$186.1	$191.3

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. During the three months ended September 30, 2014, we capitalized interest on our Boomtown New Orleans hotel. During the nine months ended September 30, 2014, we capitalized interest on our Belterra Park re-development project and our Boomtown New Orleans hotel.

Note 3—Income Taxes

Our effective tax rate for continuing operations for the three and nine months ended September 30, 2015, was 15.2%, or an expense of $2.4 million, and 18.4% or an expense of $12.7 million, respectively, as compared to an effective tax rate of 47.5%, or an expense of $7.0 million and 25.1% or an expense of $8.1 million, respectively, for the corresponding prior year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes, and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana as well as the city jurisdictions in Missouri, where we have no valuation allowance.

Note 4—Employee Benefit Plans
Share-based Compensation: As of September 30, 2015, we had approximately 7.3 million share-based awards outstanding, including common stock options, restricted stock units, and performance stock units, which are detailed below. Our 2015 Equity and Performance Incentive Plan has approximately 0.5 million share-based awards available for grant as of

September 30, 2015. We recorded share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Share-based compensation expense	$4.1	$1.4	$13.0	$10.1

Stock options: The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price
Options outstanding at January 1, 2015	5,568,628	$15.17
Granted	169,090	$26.51
Exercised	(523,469)	$17.40
Canceled or forfeited	(29,903)	$21.88
Options outstanding at September 30, 2015	5,184,346	$15.28
Options exercisable at September 30, 2015	3,632,520	$12.84
Expected to vest after September 30, 2015	1,175,282	$21.15

The unamortized compensation costs not yet expensed related to stock options totaled approximately $11.9 million as of September 30, 2015. The weighted average period over which the costs are expected to be recognized is approximately one year. The aggregate amount of cash we received from the exercise of stock options was $8.9 million and $6.4 million for the nine months ended September 30, 2015, and 2014, respectively. The associated shares were newly issued common stock. The following information is provided for our stock options:

	For the nine months ended September 30,
	2015	2014
Weighted-average grant date fair value	$9.44	$8.93
Restricted Stock Units: The following table summarizes information related to our restricted stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	1,212,933	$22.20
Granted	172,741	$26.32
Vested	(196,155)	$21.07
Canceled or forfeited	(22,769)	$24.09
Non-vested at September 30, 2015	1,166,750	$22.96

The unamortized compensation costs not yet expensed related to non-vested restricted stock units, totaled approximately $21.3 million as of September 30, 2015. The weighted average period over which the costs are expected to be recognized is approximately two years.

Performance Stock Units: The following table summarizes information related to our performance stock units:

	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	520,322	$23.64
Granted	—	$—
Canceled or forfeited	—	$—
Non-vested at September 30, 2015	520,322	$23.64

Note 5—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Loss (gain) on disposals of long-lived assets, net	$0.5	$0.7	$(6.7)	$1.0
Lease abandonment	—	—	—	2.9
Impairment of long-lived assets	0.4	0.4	3.4	0.5
Impairment of goodwill	1.4	—	4.7	—
Impairment of other intangible assets	0.9	—	5.9	—
Other write-downs, reserves and (recoveries)	—	—	(0.8)	—
Write-downs, reserves and recoveries, net	$3.2	$1.1	$6.5	$4.4

Loss (gain) on disposals of long-lived assets, net: During the nine months ended September 30, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million. Additionally, during the three and nine months ended September 30, 2015 and 2014, we recorded net losses related to disposals of slot and other equipment at our properties in the normal course of business.

Lease abandonment: During the second quarter of 2014, we recorded a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters.

Impairment of long-lived assets: During the three and nine months ended September 30, 2015, we recorded $0.4 million and $3.0 million, respectively, in non-cash impairments of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. Additionally, during the three and nine months ended September 30, 2015 and 2014, we recorded non-cash impairments on slot and other equipment at our properties.

Impairment of goodwill: During the second quarter of 2015, we recorded a $3.3 million non-cash impairment of PRP’s goodwill. During the third quarter of 2015, we recorded a $1.4 million non-cash impairment of HPT’s goodwill.

Impairment of other intangible assets: During the second quarter of 2015, we recorded a non-cash impairment of $5.0 million fully impairing the Retama Park Racetrack license. During the third quarter of 2015, we recorded non-cash impairments of HPT’s trade name and customer relationship intangible assets of $0.2 million and $0.7 million, respectively.

Note 6—Investment, Restructuring and Acquisition Activities

Merger Agreement with GLPI: On July 20, 2015, we entered into a definitive agreement with GLPI (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will separate our operating assets (and certain real estate assets) and liabilities into a newly formed subsidiary (“OpCo”) and we will distribute to our stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, Pinnacle stockholders will receive one share of OpCo common stock for each share of Pinnacle common stock that they own. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), will then merge with and into Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI.

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

In connection with the transactions contemplated by the Merger Agreement, including the Merger and Spin-Off, GLPI will refinance approximately $2.7 billion (subject to certain adjustments) of principal amount of Pinnacle debt, with the remaining outstanding debt to be refinanced by OpCo at closing. We have entered into a commitment letter, dated July 20, 2015, with certain lenders to provide the debt financing required by OpCo. In connection with the commitment letter, the lenders have agreed to provide us with financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility (collectively, the “Facilities”). The Facilities would mature on the one year anniversary of the initial borrowings under the Facilities. The interest rates on the Facilities would be based on customary market LIBOR or base rates plus an applicable margin. The obligations of OpCo and the guarantors under the Facilities would be secured by substantially all assets of OpCo and the guarantors, subject to certain exceptions. Funding of the lenders’ commitments is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to OpCo and its subsidiaries and consummation of the Spin-Off. We expect to obtain permanent financing for the transaction prior to the closing date, which would replace the Facilities described above.

Equity Method Investment: We have invested in a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2015, our proportional share of the investment's losses totaled $0.1 million. As of September 30, 2015, and December 31, 2014, the carrying amount of this investment was $1.7 million and $1.8 million, respectively.

Retama Park Racetrack: We hold 75.5% of the equity of PRP and consolidate the accounts of PRP in our unaudited Condensed Consolidated Financial Statements. During the second quarter of 2015, we determined that there was an indication of impairment on the assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recorded non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, during the second quarter of 2015.

As of September 30, 2015, PRP held $13.6 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the City of Selma, Texas, included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. The promissory notes have long-term contractual maturities and are collateralized by Retama Park Racetrack assets. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments.

As of September 30, 2015, we held, at amortized cost, $11.3 million in local government corporation bonds, with long-term contractual maturities, issued by RDC, included in “Other assets, net” in our unaudited Condensed Consolidated Balance Sheets. We have both the intent and ability to hold these investments until the amortized cost is recovered.

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

Total discontinued operations: Revenues and income from discontinued operations, net of income taxes, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$—	$—	$—	$41.0
Income before income taxes	0.2	4.9	5.5	5.2
Income tax benefit (expense)	0.1	(0.1)	(0.3)	(0.1)
Income from discontinued operations, net of income taxes	$0.3	$4.8	$5.2	$5.1

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

Central City, Colorado: We own approximately two acres of land in Central City, Colorado, which is classified as held for sale. During the three months and nine months ended September 30, 2015, we recorded $0.4 million and $3.0 million, respectively, in non-cash impairments of this land to reduce the carrying amount of the asset to its estimated fair value less cost to sell. These impairment charges are included in “Write-downs, reserves and recoveries, net” in our unaudited Condensed Consolidated Statements of Operations. In October 2015, we entered into a definitive agreement to sell this land for approximately $0.4 million exclusive of costs to sell.

Ameristar Lake Charles: In July 2013, we entered into an agreement to sell all of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. In November 2013, we closed the sale of the equity interests of our subsidiary. We received approximately $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer due in July 2016.
Net assets for entities and operations classified as held for sale are summarized as follows:

	September 30, 2015	December 31, 2014
	(in millions)
Assets:
Land, buildings, vessels and equipment, net	$0.3	$11.8
Other assets, net	9.5	9.4
Total assets	$9.8	$21.2
Liabilities:
Total liabilities	$0.1	$0.4
Net assets	$9.7	$20.8

Note 8—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability, workers' compensation, and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of September 30, 2015 and December 31, 2014, we had total self-insurance accruals of $24.6 million and $24.4 million, respectively, which are included in “Total current liabilities” in our unaudited Condensed Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the Indiana Department of Revenue (the “IDR”) commenced an examination of our Indiana income tax filings for the years 2005, 2006, and 2007. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue is whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. We believe that our tax return position is sustainable on the merits. In June 2012, we filed a tax appeal petition with the Indiana Tax Court to set aside the final assessment. In August 2013, we filed a motion for partial summary judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were heard at the Indiana Tax Court regarding our motion for summary judgment. In June 2015, the Indiana Tax Court denied our motion for summary judgment and set the case for trial.

Other: We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 9—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $41.4 million in cash and other assets as of September 30, 2015, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Statements of Operations
For the three months ended September 30, 2015
Revenues:
Gaming	$—	$513.7	$—	$—	$513.7
Food and beverage	—	31.8	—	—	31.8
Lodging	—	14.8	—	—	14.8
Retail, entertainment and other	—	18.3	—	—	18.3
	—	578.6	—	—	578.6
Expenses:
Gaming	—	276.7	—	—	276.7
Food and beverage	—	30.7	—	—	30.7
Lodging	—	7.3	—	—	7.3
Retail, entertainment and other	—	8.8	—	—	8.8
General and administrative	24.5	84.9	—	—	109.4
Depreciation and amortization	2.0	55.6	—	—	57.6
Pre-opening, development and other costs	4.0	—	—	—	4.0
Write-downs, reserves and recoveries, net	0.3	2.9	—	—	3.2
	30.8	466.9	—	—	497.7
Operating income (loss)	(30.8)	111.7	—	—	80.9
Equity in earnings of subsidiaries	77.2	—	—	(77.2)	—
Interest expense, net	(65.0)	—	—	—	(65.0)
Income (loss) from continuing operations before inter-company activity and income taxes	(18.6)	111.7	—	(77.2)	15.9
Management fee and inter-company interest	34.8	(34.8)	—	—	—
Income tax expense	(2.4)	—	—	—	(2.4)
Income (loss) from continuing operations	13.8	76.9	—	(77.2)	13.5
Income from discontinued operations, net of income taxes	—	0.3	—	—	0.3
Net income (loss)	$13.8	$77.2	$—	$(77.2)	$13.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2015
Revenues:
Gaming	$—	$1,547.3	$—	$—	$1,547.3
Food and beverage	—	95.2	—	—	95.2
Lodging	—	39.5	—	—	39.5
Retail, entertainment and other	0.1	51.3	—	—	51.4
	0.1	1,733.3	—	—	1,733.4
Expenses:
Gaming	—	823.6	—	—	823.6
Food and beverage	—	88.9	—	—	88.9
Lodging	—	19.4	—	—	19.4
Retail, entertainment and other	—	22.0	—	—	22.0
General and administrative	70.1	248.6	0.1	—	318.8
Depreciation and amortization	8.3	179.0	—	—	187.3
Pre-opening, development and other costs	11.4	0.2	0.1	—	11.7
Write-downs, reserves and recoveries, net	3.2	(5.1)	8.4	—	6.5
	93.0	1,376.6	8.6	—	1,478.2
Operating income (loss)	(92.9)	356.7	(8.6)	—	255.2
Equity in earnings of subsidiaries	248.3	—	—	(248.3)	—
Interest expense, net	(186.1)	—	—	—	(186.1)
Loss from equity method investment	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations before inter-company activity and income taxes	(30.7)	356.7	(8.7)	(248.3)	69.0
Management fee and inter-company interest	106.2	(106.2)	—	—	—
Income tax expense	(12.7)	—	—	—	(12.7)
Income (loss) from continuing operations	62.8	250.5	(8.7)	(248.3)	56.3
Income from discontinued operations, net of income taxes	—	5.2	—	—	5.2
Net income (loss)	62.8	255.7	(8.7)	(248.3)	61.5
Net loss attributable to non-controlling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$62.8	$255.7	$(7.4)	$(248.3)	$62.8

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the three months ended September 30, 2014
Revenues:
Gaming	$—	$503.6	$—	$—	$503.6
Food and beverage	—	31.3	—	—	31.3
Lodging	—	14.5	—	—	14.5
Retail, entertainment and other	0.1	18.8	—	—	18.9
	0.1	568.2	—	—	568.3
Expenses:
Gaming	—	271.3	—	—	271.3
Food and beverage	—	29.6	—	—	29.6
Lodging	—	6.7	—	—	6.7
Retail, entertainment and other	—	9.2	—	—	9.2
General and administrative	24.1	87.2	0.1	—	111.4
Depreciation and amortization	1.3	58.9	—	—	60.2
Pre-opening, development and other costs	0.7	0.8	0.1	—	1.6
Write-downs, reserves and recoveries, net	—	1.1	—	—	1.1
	26.1	464.8	0.2	—	491.1
Operating income (loss)	(26.0)	103.4	(0.2)	—	77.2
Equity in earnings of subsidiaries	69.7	—	—	(69.7)	—
Interest expense, net	(62.7)	0.2	—	—	(62.5)
Income (loss) from continuing operations before inter-company activity and income taxes	(19.0)	103.6	(0.2)	(69.7)	14.7
Management fee and inter-company interest	38.5	(38.5)	—	—	—
Income tax expense	(7.0)	—	—	—	(7.0)
Income (loss) from continuing operations	12.5	65.1	(0.2)	(69.7)	7.7
Income from discontinued operations, net of income taxes	—	4.8	—	—	4.8
Net income (loss)	$12.5	$69.9	$(0.2)	$(69.7)	$12.5

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
For the nine months ended September 30, 2014
Revenues:
Gaming	$—	$1,477.0	$—	$—	$1,477.0
Food and beverage	—	89.2	—	—	89.2
Lodging	—	39.1	—	—	39.1
Retail, entertainment and other	0.1	50.8	—	—	50.9
	0.1	1,656.1	—	—	1,656.2
Expenses:
Gaming	—	785.9	—	—	785.9
Food and beverage	—	82.6	—	—	82.6
Lodging	—	18.3	—	—	18.3
Retail, entertainment and other	—	20.4	—	—	20.4
General and administrative	75.4	248.2	0.2	—	323.8
Depreciation and amortization	4.9	172.4	—	—	177.3
Pre-opening, development and other costs	3.3	8.3	0.3	—	11.9
Write-downs, reserves and recoveries, net	3.0	1.3	—	—	4.3
	86.6	1,337.4	0.5	—	1,424.5
Operating income (loss)	(86.5)	318.7	(0.5)	—	231.7
Equity in earnings of subsidiaries	210.8	—	—	(210.8)	—
Interest expense, net	(193.9)	2.6	—	—	(191.3)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(77.8)	321.3	(0.5)	(210.8)	32.2
Management fee and inter-company interest	115.1	(115.1)	—	—	—
Income tax expense	(8.1)	—	—	—	(8.1)
Income (loss) from continuing operations	29.2	206.2	(0.5)	(210.8)	24.1
Income (loss) from discontinued operations, net of income taxes	—	5.2	(0.1)	—	5.1
Net income (loss)	$29.2	$211.4	$(0.6)	$(210.8)	$29.2

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Balance Sheets
As of September 30, 2015
Current assets, excluding discontinued operations	$51.6	$131.3	$10.3	$—	$193.2
Property and equipment, net	23.2	2,856.9	5.2	—	2,885.3
Goodwill	—	914.5	—	—	914.5
Intangible assets, net	—	511.5	—	—	511.5
Other non-current assets	45.3	3.4	25.9	—	74.6
Investment in subsidiaries	4,610.9	—	—	(4,610.9)	—
Assets held for sale and assets of discontinued operations	0.3	9.5	—	—	9.8
Inter-company	—	642.3	—	(642.3)	—
Total assets	$4,731.3	$5,069.4	$41.4	$(5,253.2)	$4,588.9
Current liabilities, excluding discontinued operations	$115.0	$207.3	$—	$—	$322.3
Long-term debt less current portion	3,665.8	0.1	—	—	3,665.9
Other non-current liabilities	(52.5)	281.1	—	—	228.6
Liabilities held for sale and liabilities of discontinued operations	—	0.1	—	—	0.1
Inter-company	641.1	—	1.2	(642.3)	—
Total liabilities	4,369.4	488.6	1.2	(642.3)	4,216.9
Total Pinnacle stockholders' equity	361.9	4,580.8	30.1	(4,610.9)	361.9
Non-controlling interest	—	—	10.1	—	10.1
Total stockholders' equity	361.9	4,580.8	40.2	(4,610.9)	372.0
Total liabilities and stockholders' equity	$4,731.3	$5,069.4	$41.4	$(5,253.2)	$4,588.9
As of December 31, 2014
Current assets, excluding discontinued operations	$73.4	$184.5	$23.3	$(23.3)	$257.9
Property and equipment, net	34.3	2,977.2	5.4	—	3,016.9
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	524.3	5.0	—	529.3
Other non-current assets	60.0	4.6	24.4	—	89.0
Investment in subsidiaries	4,470.8	—	—	(4,470.8)	—
Assets held for sale and assets of discontinued operations	3.6	17.7	—	—	21.3
Inter-company	—	352.0	—	(352.0)	—
Total assets	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7
Current liabilities, excluding discontinued operations	$100.8	$273.1	$—	$(23.3)	$350.6
Long-term debt less current portion	3,975.5	0.1	—	—	3,975.6
Other non-current liabilities	(63.0)	280.7	—	—	217.7
Liabilities held for sale and liabilities of discontinued operations	—	0.4	—	—	0.4
Inter-company	350.8	—	1.2	(352.0)	—
Total liabilities	4,364.1	554.3	1.2	(375.3)	4,544.3
Total Pinnacle stockholders' equity	278.0	4,422.0	48.8	(4,470.8)	278.0
Non-controlling interest	—	—	11.4	—	11.4
Total stockholders' equity	278.0	4,422.0	60.2	(4,470.8)	289.4
Total liabilities and stockholders' equity	$4,642.1	$4,976.3	$61.4	$(4,846.1)	$4,833.7

	Pinnacle Entertainment, Inc.	100% Owned Guarantor Subsidiaries(a)	Non- Guarantor Subsidiaries(b)	Consolidating and Eliminating Entries	Pinnacle Entertainment, Inc. Consolidated
	(in millions)
Statements of Cash Flows
For the nine months ended September 30, 2015
Cash provided by operating activities	$281.0	$23.7	$12.0	$—	$316.7
Capital expenditures	(1.8)	(55.7)	—	—	(57.5)
Net proceeds from dispositions of discontinued operations and assets held for sale	—	25.1	—	—	25.1
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Restricted cash	5.7	—	—	—	5.7
Other	25.1	(24.8)	(1.6)	—	(1.3)
Cash provided by (used in) investing activities	29.0	(80.4)	(1.6)	—	(53.0)
Proceeds from credit facility	353.8	—	—	—	353.8
Repayments under credit facility	(666.6)	—	—	—	(666.6)
Other	7.4	—	—	—	7.4
Cash used in financing activities	(305.4)	—	—	—	(305.4)
Change in cash and cash equivalents	4.6	(56.7)	10.4	—	(41.7)
Cash and cash equivalents, beginning of period	6.4	158.3	—	—	164.7
Cash and cash equivalents, end of period	$11.0	$101.6	$10.4	$—	$123.0

For the nine months ended September 30, 2014
Cash provided by (used in) operating activities	$111.3	$163.1	$(3.9)	$—	$270.5
Capital expenditures	(9.8)	(178.9)	—	—	(188.7)
Net proceeds from disposition of discontinued operations and assets held for sale	—	258.5	—	—	258.5
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Escrow refund	—	25.0	—	—	25.0
Restricted cash	5.9	—	—	—	5.9
Other	258.2	(258.8)	0.4	—	(0.2)
Cash provided by (used in) investing activities	254.3	(179.2)	0.4	—	75.5
Proceeds from credit facility	217.6	—	—	—	217.6
Repayments under credit facility	(612.8)	—	—	—	(612.8)
Other	5.6	—	—	—	5.6
Cash used in financing activities	(389.6)	—	—	—	(389.6)
Change in cash and cash equivalents	(24.0)	(16.1)	(3.5)	—	(43.6)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$4.6	$126.2	$24.2	$—	$155.0
_______________________

(a)
As of September 30, 2015, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, Inc.; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; and Ameristar Casino East Chicago, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $41.4 million in cash and other assets as of September 30, 2015, that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 10—Segment Information
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA (as defined below) for each segment to compare operating results among our segments and allocate resources. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA to Income from continuing operations for the three and nine months ended September 30, 2015, and 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Midwest segment (a)	$318.4	$305.1	$955.1	$881.8
South segment (a)	197.1	202.6	601.3	606.2
West segment (a)	61.1	58.5	172.0	162.8
	576.6	566.2	1,728.4	1,650.8
Corporate and other (c)	2.0	2.2	5.0	5.4
Total revenues	$578.6	$568.4	$1,733.4	$1,656.2
Adjusted EBITDA (b):
Midwest segment (a)	$92.8	$86.5	$289.5	$260.8
South segment (a)	56.3	56.3	182.8	183.0
West segment (a)	22.7	22.2	63.5	59.5
	171.8	165.0	535.8	503.3
Corporate expenses and other (c)	(22.0)	(23.5)	(62.1)	(68.0)
Consolidated Adjusted EBITDA (b)	$149.8	$141.5	$473.7	$435.3
Other costs:
Depreciation and amortization	(57.6)	(60.2)	(187.3)	(177.2)
Pre-opening, development and other costs	(4.0)	(1.6)	(11.7)	(11.9)
Non-cash share-based compensation expense	(4.1)	(1.4)	(13.0)	(10.1)
Write-downs, reserves and recoveries, net	(3.2)	(1.1)	(6.5)	(4.4)
Interest expense, net	(65.0)	(62.5)	(186.1)	(191.3)
Loss from equity method investment	—	—	(0.1)	—
Loss on early extinguishment of debt	—	—	—	(8.2)
Income tax expense	(2.4)	(7.0)	(12.7)	(8.1)
Income from continuing operations	$13.5	$7.7	$56.3	$24.1

	For the nine months ended September 30,
	2015	2014
	(in millions)
Capital expenditures:
Midwest segment (a)	$30.0	$137.1
South segment (a)	18.7	37.7
West segment (a)	6.9	3.4
Corporate and other, including development projects and discontinued operations	1.9	10.5
	$57.5	$188.7

(a)	See Note 1, “Summary of Significant Accounting Policies,” for listing of properties included in each segment.

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

EXECUTIVE SUMMARY

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. References to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. We own and operate 15 gaming entertainment properties, located in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

On July 20, 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will separate our operating assets (and certain real estate assets) and liabilities into a newly formed subsidiary (“OpCo”) and we will distribute to our stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, Pinnacle stockholders will receive one share of OpCo common stock for each share of Pinnacle common stock that they own. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), will then merge with and into Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI.

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

RESULTS OF OPERATIONS
The following table highlights our results of operations for the three and nine months ended September 30, 2015 and 2014. As discussed in Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 10, “Segment Information,” to our unaudited Condensed Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to Income from continuing operations in accordance with U.S. GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues:
Midwest segment (a)	$318.4	$305.1	$955.1	$881.8
South segment (a)	197.1	202.6	601.3	606.2
West segment (a)	61.1	58.5	172.0	162.8
	576.6	566.2	1,728.4	1,650.8
Corporate and other (c)	2.0	2.2	5.0	5.4
Total revenues	$578.6	$568.4	$1,733.4	$1,656.2
Adjusted EBITDA (b):
Midwest segment (a)	$92.8	$86.5	$289.5	$260.8
South segment (a)	56.3	56.3	182.8	183.0
West segment (a)	22.7	22.2	63.5	59.5
	171.8	165.0	535.8	503.3
Corporate expenses and other (c)	(22.0)	(23.5)	(62.1)	(68.0)
Consolidated Adjusted EBITDA (b)	$149.8	$141.5	$473.7	$435.3
Other costs:
Depreciation and amortization	(57.6)	(60.2)	(187.3)	(177.2)
Pre-opening, development and other costs	(4.0)	(1.6)	(11.7)	(11.9)
Non-cash share-based compensation expense	(4.1)	(1.4)	(13.0)	(10.1)
Write-downs, reserves and recoveries, net	(3.2)	(1.1)	(6.5)	(4.4)
Interest expense, net	(65.0)	(62.5)	(186.1)	(191.3)
Loss from equity method investment	—	—	(0.1)	—
Loss on early extinguishment of debt	—	—	—	(8.2)
Income tax expense	(2.4)	(7.0)	(12.7)	(8.1)
Income from continuing operations	$13.5	$7.7	$56.3	$24.1

(a)	See “Executive Summary” section for listing of properties included in each segment.

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

Consolidated Overview

Total revenues increased by $10.3 million, or 1.8%, year over year, to $578.6 million for the three months ended September 30, 2015 and increased by $77.2 million, or 4.7%, year over year, to $1.7 billion for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, income from continuing operations was $13.5 million and $56.3 million, respectively. Consolidated Adjusted EBITDA was $149.8 million, an increase of $8.3 million, or 5.9%, year over year, for the three months ended September 30, 2015 and was $473.7 million for the nine months ended September 30, 2015, an increase of $38.4 million, or 8.8%. For the three months ended September 30, 2015, Consolidated Adjusted EBITDA was negatively impacted by $0.9 million of cost related to the final L'Auberge Lake Charles team member retention program payments and repair costs related to flooding of the Red River in Bossier City. For the nine months ended September 30, 2015, Consolidated Adjusted EBITDA benefited from a $3.6 million refund received on disputed vendor payments in the first quarter of 2015, partially offset by $2.5 million in costs related to the L'Auberge Lake Charles team member retention program payments and by repair and clean-up costs and lost business volume related to flooding of the Red River in Bossier City.

Total revenues for the three and nine months ended September 30, 2014 were $568.4 million and $1.7 billion, respectively. For the three and nine months ended September 30, 2014, income from continuing operations was $7.7 million and $24.1 million, respectively. Consolidated Adjusted EBITDA for the three and nine months ended September 30, 2014 were negatively impacted by referendum opposition costs of $2.3 million and $5.1 million, respectively, L'Auberge Lake Charles team member retention program costs of $1.7 million in both periods, and severance expenses of $2.1 million and $3.5 million, respectively.

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
We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding the cost of providing such benefits, breakage rates, and the mixture of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of September 30, 2015 and December 31, 2014, we had accrued $22.8 million and $26.6 million, respectively, for the estimated cost of providing mychoice benefits.

Segment comparison of the three and nine months ended September 30, 2015 and 2014

Midwest Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gaming revenues	$287.9	$275.0	4.7%	$865.2	$798.5	8.4%
Total revenues	318.4	305.1	4.4%	955.1	881.8	8.3%
Operating income	61.3	52.2	17.4%	189.5	156.9	20.8%
Adjusted EBITDA	92.8	86.5	7.3%	289.5	260.8	11.0%

In the Midwest segment, total revenues increased by $13.3 million, or 4.4% year over year, to $318.4 million during the third quarter of 2015. Adjusted EBITDA increased by $6.3 million, or 7.3% year over year, to $92.8 million during the third quarter of 2015. Adjusted EBITDA margin was 29.1%, an increase of 80 basis points year over year.

For the three and nine months ended September 30, 2015, the Midwest segment performance was driven by strong year over year increases in total revenues and Adjusted EBITDA at Ameristar East Chicago, River City, Ameristar Kansas City and Belterra Park.

For the three and nine months ended September 30, 2014, the Midwest segment’s results were negatively affected by a $0.3 million reduction in Adjusted EBITDA due to severance expense.

South Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gaming revenues	$175.6	$180.2	(2.6)%	$538.9	$542.5	(0.7)%
Total revenues	197.1	202.6	(2.7)%	601.3	606.2	(0.8)%
Operating income	36.2	35.8	1.1%	118.5	122.8	(3.5)%
Adjusted EBITDA	56.3	56.3	—%	182.8	183.0	(0.1)%

In the South segment, total revenues decreased by $5.5 million, or 2.7% year over year, to $197.1 million during the third quarter of 2015. Adjusted EBITDA remained at $56.3 million for the three months ended September 30, 2015 and 2014, respectively, Adjusted EBITDA margin was 28.6%, an increase of 80 basis points year over year.

For the three and nine months ended September 30, 2015, the South segment's results were driven by year over year increases in total revenues and Adjusted EBITDA at Boomtown New Orleans and L'Auberge Baton Rouge. L'Auberge Baton Rouge continues to ramp up its operations and profitably increase its market share and regional presence. For the three months ended September 30, 2015, the South segment Adjusted EBITDA results were negatively impacted by $0.9 million of cost associated with the final L'Auberge Lake Charles team member retention program payments and repair costs from flooding of the Red River in Bossier City. Additionally for the third quarter of 2015, L'Auberge Lake Charles experienced a high single digit percentage decrease in total revenues and Adjusted EBITDA, when removing the impact of team member retention payments in both periods, as the Lake Charles market absorbs the addition of a new competitor that opened in December 2014.

For the three and nine months ended September 30, 2014, the South segment’s results were negatively affected by a $1.7 million reduction in Adjusted EBITDA due to the L'Auberge Lake Charles team member retention program costs.

West Segment

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Gaming revenues	$50.2	$48.5	3.5%	$143.3	$136.0	5.4%
Total revenues	61.1	58.5	4.4%	172.0	162.8	5.7%
Operating income	16.9	15.2	11.2%	43.8	38.8	12.9%
Adjusted EBITDA	22.7	22.2	2.3%	63.5	59.5	6.7%

In the West segment, total revenues increased by $2.6 million, or 4.4% year over year, to $61.1 million during the third quarter of 2015. Adjusted EBITDA increased by $0.5 million, or 2.3% year over year, to $22.7 million during the third quarter of 2015. Adjusted EBITDA margin was 37.2%, a decrease of 70 basis points year over year.

For the three and nine months ended September 30, 2014, the West segment’s Adjusted EBITDA was negatively impacted by $0.4 million due to severance expense.

Other factors affecting income from continuing operations
The following is a description of the other costs affecting income from continuing operations for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the three months ended September 30,		Percentage change	For the nine months ended September 30,		Percentage change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(in millions)			(in millions)
Other costs:
Corporate expenses and other	$(22.0)	$(23.5)	(6.4)%	$(62.1)	$(68.0)	(8.7)%
Depreciation and amortization	(57.6)	(60.2)	(4.3)%	(187.3)	(177.2)	5.7%
Pre-opening, development and other costs	(4.0)	(1.6)	150.0%	(11.7)	(11.9)	(1.7)%
Share-based compensation expense	(4.1)	(1.4)	192.9%	(13.0)	(10.1)	28.7%
Write-downs, reserves and recoveries, net	(3.2)	(1.1)	190.9%	(6.5)	(4.4)	47.7%
Loss from equity method investment	—	—	NM	(0.1)	—	NM
Loss on early extinguishment of debt	—	—	NM	—	(8.2)	NM
Interest expense, net	(65.0)	(62.5)	4.0%	(186.1)	(191.3)	(2.7)%
Income tax expense	(2.4)	(7.0)	(65.7)%	(12.7)	(8.1)	56.8%
NM — Not Meaningful

Corporate expenses and other is principally comprised of corporate overhead expenses, the Heartland Poker Tour, and the Retama Park management operations. For the three months ended September 30, 2015, corporate expenses and other decreased by $1.5 million year over year to $22.0 million. The decline is primarily attributable to $3.7 million in non-recurring expenses related to referendum opposition costs and severance incurred during the three months ended September 30, 2014.

For the nine months ended September 30, 2015, corporate expenses decreased $5.9 million year over year to $62.1 million. The decline is primarily attributable to a refund received on disputed vendor payments in the first quarter of 2015 and $7.3 million of non-recurring expenses related to referendum opposition costs and severance incurred during the nine months ended September 30, 2014.

Depreciation and amortization decreased for the three months ended September 30, 2015, as compared to the prior year period, due primarily to the timing of certain equipment that became fully depreciated during the third quarter of 2015 and the accelerated method of amortization on customer relationships. Depreciation and amortization increased for the nine months ended September 30, 2015, as compared to the prior year period, due to the opening of Belterra Park in May 2014, the opening of the Boomtown New Orleans hotel in December 2014, and other capital projects placed into service since the third quarter of 2014.

Pre-opening, development and other costs for the three and nine months ended September 30, 2015 and 2014, consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Restructuring costs (1)	$3.7	$0.9	$10.0	$0.9
Belterra Park (2)	—	0.8	—	8.2
Other (3)	0.3	(0.1)	1.7	2.8
Total pre-opening, development and other costs	$4.0	$1.6	$11.7	$11.9

(1)	Amounts comprised of cost associated with the separation of our real estate assets from our operating assets.

(2)	Belterra Park opened on May 1, 2014.

(3)
Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses, including those related to the financing and integration of the acquisition of Ameristar Casinos, Inc. (“Ameristar”).

Share-based compensation expense for the three and nine months ended September 30, 2015 increased compared to the prior year periods primarily due to the determination during the third quarter of 2014 that certain performance share awards were no longer expected to vest resulting in the reversal of previously recognized share-based compensation expense.

Write-downs, reserves and recoveries, net consist of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Loss (gain) on disposals of long-lived assets, net	$0.5	$0.7	$(6.7)	$1.0
Lease abandonment	—	—	—	2.9
Impairment of long-lived assets	0.4	0.4	3.4	0.5
Impairment of goodwill	1.4	—	4.7	—
Impairment of other intangible assets	0.9	—	5.9	—
Other write-downs, reserves and (recoveries)	—	—	(0.8)	—
Write-downs, reserves and recoveries, net	$3.2	$1.1	$6.5	$4.4

Loss (gain) on disposals of long-lived assets, net: During the nine months ended September 30, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million. Additionally, during the three and nine months ended September 30, 2015 and 2014, we recorded net losses related to disposals of slot and other equipment at our properties in the normal course of business.

Lease abandonment: During the second quarter of 2014, we recorded a $2.9 million lease abandonment charge from the consolidation of our Las Vegas headquarters.

Impairment of long-lived assets: During the three and nine months ended September 30, 2015, we recorded $0.4 million and $3.0 million, respectively, in non-cash impairments of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. Additionally, during the three and nine months ended September 30, 2015 and 2014, we recorded non-cash impairments on slot and other equipment at our properties.

Impairment of goodwill: During the second quarter of 2015, we recorded a $3.3 million non-cash impairment of Pinnacle Retama Partners, LLC’s goodwill. During the third quarter of 2015, we recorded a $1.4 million non-cash impairment of HPT’s goodwill.

Impairment of other intangible assets: During the second quarter of 2015, we recorded a non-cash impairment of $5.0 million fully impairing the Retama Park Racetrack license. During the third quarter of 2015, we recorded non-cash impairments of HPT’s trade name and customer relationship intangible of $0.2 million and $0.7 million, respectively.

Loss on equity method investment represents losses recognized during the three and nine months ended September 30, 2015, for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

Interest expense, net, consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest expense	$65.2	$62.8	$186.4	$194.3
Interest income	(0.2)	—	(0.3)	(0.3)
Capitalized interest	—	(0.3)	—	(2.7)
Interest expense, net	$65.0	$62.5	$186.1	$191.3

For the three months ended September 30, 2015, interest expense increased as compared to the prior year period due to an increase in the amortization of debt issuance costs and original issuance discount as a result of the early repayment of Tranche B-2 term loans during the third quarter of 2015. For the nine months ended September 30, 2015, as compared to the prior year period, interest expense decreased due to the reduction in total debt principal outstanding achieved principally with operating cash flow and proceeds from asset sales. For the three and nine months ended September 30, 2015, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense was $57.5 million and $176.0 million, respectively, as compared to $60.5 million and $182.9 million for the three and nine months ended September 30, 2014, respectively.
Income taxes for the three and nine months ended September 30, 2015, consist of our effective tax rate for continuing operations of 15.2%, or an expense of $2.4 million, and 18.4%, or an expense of $12.7 million, respectively, as compared to an effective tax rate of 47.5%, or an expense of $7.0 million, and 25.1% or an expense of $8.1 million, respectively, for the corresponding prior year periods. Our tax rate differs from the statutory rate of 35.0% due to the effects of permanent items, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our state tax provision represents taxes in the jurisdictions of Indiana and Louisiana, as well as the city jurisdictions in Missouri, where we have no valuation allowance.
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

Total discontinued operations: Revenues and income from discontinued operations, net of income taxes, are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in millions)
Revenues	$—	$—	$—	$41.0
Income before income taxes	0.2	4.9	5.5	5.2
Income tax benefit (expense)	0.1	(0.1)	(0.3)	(0.1)
Income from discontinued operations, net of income taxes	$0.3	$4.8	$5.2	$5.1

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we held $123.0 million of cash and cash equivalents. As of September 30, 2015, we had approximately $715.1 million drawn on our $1.0 billion revolving credit facility and had approximately $12.0 million committed under various letters of credit. During the three months ended September 30, 2015, we borrowed $225.0 million on our revolving credit facility and used the proceeds to repay Tranche B-2 term loans in order to reduce cash interest payments through the closing of the Merger. During the nine months ended September 30, 2015, we retired $312.8 million in aggregate principal amount of credit facility debt. The debt retired in the nine months ended September 30, 2015 was accomplished principally with cash flow from operations and net proceeds received from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, during the second quarter of 2015.

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

	For the nine months ended September 30,		Percentage Increase/(Decrease)
	2015	2014	2015 vs. 2014
	(in millions)
Net cash provided by operating activities	$316.7	$270.5	17.1%
Net cash (used in) provided by investing activities	$(53.0)	$75.5	(170.2)%
Net cash used in financing activities	$(305.4)	$(389.6)	(21.6)%
Operating Cash Flow
Our cash provided by operating activities for the nine months ended September 30, 2015, as compared to the prior year period, increased due primarily to an improvement in operating results and the receipt of approximately $17.4 million of net cash refunds related to income taxes.

Investing Cash Flow

The following is a summary of our capital expenditures by segment:

	For the nine months ended September 30,
	2015	2014
	(in millions)
Midwest segment	$30.0	$137.1
South segment	18.7	37.7
West segment	6.9	3.4
Other	1.9	10.5
Total capital expenditures	$57.5	$188.7

In addition to our capital expenditures summarized above, during the second quarter of 2015, we made our final installment payment of $25.0 million for Belterra Park's VLT license and we received approximately $25.1 million in combined net proceeds from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, in separate transactions.

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

As discussed below, we have entered into a commitment letter with certain lenders to provide financing to OpCo in connection with the Merger with GLPI.

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
Financing Cash Flow

Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which consists of (i) $1.6 billion of term loans comprised of $500.0 million of Tranche B-1 term loans and $1.1 billion of Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of September 30, 2015, we had approximately $715.1 million drawn under the $1.0 billion revolving credit facility, approximately $361.0 million in outstanding principal Tranche B-2 term loan debt, and approximately $12.0 million committed under various letters of credit under our Credit Facility. We fully repaid the outstanding principal balances of our Tranche B-1 term loans during 2014.

In the third quarter 2015, we repaid $360.7 million of Tranche B-2 term loans and drew an additional $240.0 million of outstanding borrowings on the revolving credit facility, for a net reduction in principal amount of debt of $120.7 million.

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

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of September 30, 2015, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum consolidated total leverage ratio of 6.75 to 1.00 (as defined in the Credit Facility); (2) minimum consolidated interest coverage ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum consolidated senior secured debt ratio (as defined in the Credit Facility) of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum consolidated total leverage ratio is less than 6.00 to 1.00. The maximum consolidated total leverage ratio is subject to change at each fiscal quarter until December 31, 2017. As of September 30, 2015, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $41.4 million in total assets as of September 30, 2015, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of September 30, 2015, we had outstanding $850.0 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”), $325.0 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350.0 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

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

As of September 30, 2015, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 7.50% Notes, 8.75% Notes, 6.375% Notes, and 7.75% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Financing in Connection with GLPI Transaction

In connection with the transactions contemplated by the Merge Agreement with GLPI, including the Merger and Spin-Off, GLPI will refinance approximately $2.7 billion (subject to certain adjustments) of principal amount of Pinnacle debt, with the remaining outstanding debt to be refinanced by OpCo, at closing. We have entered into a commitment letter, dated July 20, 2015, with certain lenders to provide the debt financing required by OpCo. In connection with the commitment letter, the lenders have agreed to provide us with financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility (collectively, the “Facilities”). The Facilities would mature on the one year anniversary of the initial borrowings under the Facilities. The interest rates on the Facilities would be based on customary market LIBOR or base rates plus an applicable margin. The obligations of OpCo and the guarantors under the Facilities would be secured by substantially all assets of OpCo and the guarantors, subject to certain exceptions. Funding of the lenders’ commitments is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to OpCo and its subsidiaries and consummation of the Spin-Off. We expect to obtain permanent financing for the transaction prior to the closing date, which would replace the Facilities described above.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
On July 20, 2015, we entered into the Agreement and Plan of Merger with Gaming and Leisure Properties, Inc. (“GLPI”) and Gold Merger Sub, LLC, a wholly-owned subsidiary of GLPI (the “Merger Agreement”). Pursuant to the Merger Agreement, GLPI will acquire substantially all of our real estate assets. In connection with the merger with GLPI, we entered into a commitment letter with certain lenders whereby the lenders agreed to provide financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES
A description of our critical accounting estimates can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. For a more extensive discussion of our accounting policies, see Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no newly identified critical accounting policies and estimates in the third quarter of 2015, nor were there any material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Quarterly Report on Form 10-Q, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-

looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Quarterly Report on Form 10-Q and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the transaction between the Company and Gaming and Leisure Properties, Inc. (“GLPI”) whereby the Company would sell its real estate assets to GLPI and spin-off the Company’s operations into a new public company, the consummation of the transaction and the timing thereof, the ability of the Company to complete the contemplated financing transactions and reorganizations in connection with the transaction, the ability of the Company and GLPI to receive stockholder approval for the transaction, the ability of the Company to obtain required regulatory approvals, and the stock price of the Company and GLPI following the consummation of a transaction with GLPI, expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the Company's anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, and the Company's ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC, including this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and the risk factors described therein. Factors that may cause our actual performance to differ materially from that contemplated by such forward-looking statements include, among others:

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in this Quarterly Report on Form 10-Q, as well as the “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, respectively, and review our other filings (other than any portion of such filings that are furnished under applicable SEC rules rather than filed) with the SEC. All forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of September 30, 2015, we had approximately $12.0 million committed under various letters of credit under our Credit Facility and approximately $715.1 million in revolver and base rate borrowings under our Credit Facility. Any borrowings outstanding under our revolving credit facility accrue interest at LIBOR plus a margin determined by our consolidated total leverage ratio, which margin was 2.50% as of September 30, 2015. As of September 30, 2015, we had approximately $361.0 million outstanding under these term loans. The term loans bear interest at LIBOR plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case, based on our consolidated total leverage ratio.
As of September 30, 2015, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $0.7 million, assuming constant debt levels. If LIBOR were to increase by one percentage point, our annual interest expense would increase by approximately $7.9 million, assuming constant debt levels.
The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of September 30, 2015. As of September 30, 2015, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

Liabilities	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in thousands)
Credit Facility	$—	$—	$—	$715,118	$—	$—	$715,118	$708,110
Interest Rate	2.70%	2.70%	2.70%	2.70%	2.70%	2.70%	2.70%
Term B-2 Loans	$2,750	$11,000	$11,000	$11,000	$11,000	$314,249	$360,999	$360,422
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$901,000
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,098,500
Fixed Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$357,500
Fixed Rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$—	$350,000	$350,000	$363,125
Fixed Rate	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%	8.75%
Other	$2	$7	$8	$8	$9	$51	$85	$85
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 4. Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2015. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings

We are a party to a number of other pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth under Part I, Item 1A “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Part II, Item 1A “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, respectively.

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

10.1
Tax Matters Agreement, dated July 20, 2015, by and between Gaming and Leisure Properties, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.2
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

10.3
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

10.5†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

10.6†
Form of Director Stock Option Grant Notice and Option Agreements for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

10.7†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.8†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	November 9, 2015	By:	/s/ Carlos A. Ruisanchez
Carlos A. Ruisanchez
President and Chief Financial Officer (Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.1
Tax Matters Agreement, dated July 20, 2015, by and between Gaming and Leisure Properties, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.2
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

10.3
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

10.5†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

10.6†
Form of Director Stock Option Grant Notice and Option Agreements for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

10.7†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

Exhibit Number	Description of Exhibit
10.8†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

11*	Statement re: Computation of Per Share Earnings.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101*
Financial statements from Pinnacle Entertainment, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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