Form 10-K
period 2015-12-31
PINNACLE ENTERTAINMENT INC.
filed 2016-02-29
CIK 356213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(702) 541-7777
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015 was $2,217 million based on a closing price of $37.28 per share of common stock as reported on the New York Stock Exchange.
The number of outstanding shares of the registrant's common stock as of the close of business on February 25, 2016 was 61,074,913.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive 2016 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Form 10-K.

PINNACLE ENTERTAINMENT, INC.

PINNACLE ENTERTAINMENT, INC.

(Continued)

Exhibit 10.6
Exhibit 10.9
Exhibit 10.14
Exhibit 10.16
Exhibit 11
Exhibit 12
Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99.1
EX101 Instance Document
EX101 Schema Document
EX101 Calculation Linkbase Document
EX101 Definition Linkbase Document
EX101 Label Linkbase Document
EX101 Presentation Linkbase Document

PART I

Item 1.	Business

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. References herein to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates.

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

Our mission is to increase stockholders' value in the Company. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice customer loyalty program. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

Highlights of 2015 include the following:

•
In July 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”) (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will separate our operating assets and liabilities (and our Belterra Park property and excess land at certain locations) into a newly formed stand-alone, publicly traded company (“OpCo”) and GLPI will acquire substantially all of our real estate assets, excluding our Belterra Park property and excess land at certain locations. OpCo will operate the gaming facilities acquired by GLPI under a triple-net master lease agreement. The merger is subject to the approval of the stockholders of Pinnacle and GLPI and obtaining certain regulatory approvals;

•	Retired $336.5 million of net aggregate principal amount of debt under our Amended and Restated Credit Agreement (“Credit Facility”); and

•
Completed the sale of excess land holdings in Reno, Nevada and Springfield, Massachusetts in separate transactions during April 2015, for total aggregate cash consideration of approximately $25 million.

Over the last several years, we have developed and opened three properties: Belterra Park in Cincinnati, Ohio; L’Auberge Baton Rouge in Baton Rouge, Louisiana; and River City in St. Louis, Missouri. We have also made strategic acquisitions, most notably, the August 2013 acquisition of Ameristar Casinos, Inc. (“Ameristar”), and dispositions, including the equity interests in our subsidiaries that operate the Lumiére Place Casino, HoteLumiére, the Four Seasons Hotel St. Louis, and related excess land parcels (collectively, the “Lumiére Place Casino and Hotels”); the equity interest of Ameristar Casino Lake Charles, LLC; Boomtown Reno operations and associated land; Springfield, Massachusetts land; and Atlantic City land.

Operating Properties

The following table presents selected statistical and other information concerning our properties as of December 31, 2015:

	Location	Opening Year	Casino Square Footage	Slot Machines/Video Lottery Terminals	Table Games	Hotel Rooms (1)	Food & Beverage Outlets (2)	Parking Spaces
Midwest segment
Ameristar Council Bluffs	Council Bluffs, IA	1996	38,500	1,497	24	444	8	3,027
Ameristar East Chicago	East Chicago, IN	1997	56,000	1,718	68	288	6	2,468
Ameristar Kansas City	Kansas City, MO	1997	140,000	2,249	71	184	12	8,320
Ameristar St. Charles	St. Charles, MO	1994	130,000	2,457	77	397	14	6,775
River City	St. Louis, MO	2010	90,000	2,005	61	200	9	4,122
Belterra	Florence, IN	2000	47,000	1,150	46	662	6	2,528
Belterra Park	Cincinnati, OH	2014	51,800	1,329	—	—	6	2,318

South segment
Ameristar Vicksburg	Vicksburg, MS	1994	70,000	1,481	40	149	4	3,063
Boomtown Bossier City	Bossier City, LA	1996	30,000	865	16	187	4	1,867
Boomtown New Orleans	New Orleans, LA	1994	30,000	1,207	31	150	5	1,907
L'Auberge Baton Rouge	Baton Rouge, LA	2012	74,000	1,440	49	205	8	2,400
L'Auberge Lake Charles	Lake Charles, LA	2005	70,000	1,557	76	995	10	3,236

West segment
Ameristar Black Hawk	Black Hawk, CO	2001	56,000	1,285	62	535	5	1,500
Cactus Petes and Horseshu	Jackpot, NV	1956	29,000	764	20	416	9	912
			912,300	21,004	641	4,812	106	44,443

(1)
Includes 284 rooms at Ameristar Council Bluffs operated by a third party and located on land owned by us and leased to such third party and 54 rooms at Belterra relating to the Ogle Haus Inn, which is owned and operated by us and located in close proximity to Belterra.

(2)	Includes two outlets at Ameristar East Chicago and one outlet at Ameristar Kansas City that are leased to and operated by third parties.
Midwest Segment
Our Ameristar Council Bluffs property is located across the Missouri River from Omaha, Nebraska, and includes the largest riverboat in Iowa. This property serves the Omaha and southwestern Iowa markets. Ameristar Council Bluffs operates one of three gaming licenses issued in the Council Bluffs gaming market pursuant to an operating agreement with Iowa West Racing Association. The two other licenses are operated by a single company and consist of two land-based casinos, one with a pari-mutuel racetrack.
Our Ameristar East Chicago property is located approximately 25 miles from downtown Chicago, Illinois, and serves metropolitan Chicago and Northwest Indiana. Ameristar East Chicago’s core competitive markets include Northwest Indiana and Northeast Illinois.
Our Ameristar Kansas City property, located seven miles from downtown Kansas City, Missouri, has one of the largest casino floors in Missouri. The property attracts guests from the greater Kansas City area, as well as regional overnight guests. Ameristar Kansas City competes with several other gaming operations located in or around Kansas City, Missouri, and other regional Midwest markets.
Our Ameristar St. Charles property and our River City property are located in the St. Louis, Missouri market. Our Ameristar St. Charles property is located in St. Charles at the Missouri River, strategically situated to attract guests from the St. Charles and the greater St. Louis areas, as well as tourists from outside the region. The property, which is in close proximity to the St. Charles convention facility, is located on approximately 52 acres along the western bank of the Missouri River. Our River City property is located on approximately 56 acres just south of the confluence of the Mississippi River and the River des Peres in the south St. Louis community of Lemay, Missouri.

Both of our St. Louis properties compete with several other gaming operations located in the metropolitan St. Louis area and other regional Midwest markets. Two of these competitors are located in Illinois.
Our southern Indiana property, Belterra, is located along the Ohio River near Vevay, Indiana, approximately 50 minutes from downtown Cincinnati, Ohio, 70 minutes from Louisville, Kentucky, and 90 minutes from Lexington, Kentucky. Belterra is also approximately two and one-half hours from Indianapolis, Indiana. Belterra currently competes with four dockside riverboat casinos; a casino-resort in French Lick, Indiana, approximately 100 miles west of Belterra, two racetrack casinos in the Indianapolis, Indiana metropolitan area, and multiple casino and racino developments in the state of Ohio, including our Belterra Park property discussed below.
Our Belterra Park property is located in Cincinnati, Ohio, situated on approximately 160 acres of land, 40 of which are undeveloped. Following an extensive re-development project, we opened the property in May 2014 as a gaming and entertainment center offering live racing, pari-mutuel wagering, video lottery terminal gaming, six restaurants, a VIP lounge, and new racing facilities. Belterra Park faces competition from casinos and racinos in Ohio and Indiana, including our Belterra property.
South Segment
Our Ameristar Vicksburg property is located in Vicksburg, Mississippi along the Mississippi River approximately 45 miles west of Mississippi’s largest city, Jackson. Ameristar Vicksburg is the largest dockside casino in central Mississippi. The property caters primarily to guests from the Vicksburg and Jackson, Mississippi and Monroe, Louisiana areas, along with tourists visiting the area. Ameristar Vicksburg primarily competes with three other gaming operations located in Vicksburg, Mississippi. The property also faces competition from two casinos owned by a Native American tribe in Philadelphia, Mississippi, located about 70 miles east of Jackson and 115 miles east of Vicksburg and from gaming operations located in or immediately surrounding Biloxi, Mississippi and the broader Mississippi Gulf Coast area.
Our Boomtown Bossier City property is located in Bossier City, Louisiana. Boomtown Bossier City features a hotel adjoining a dockside riverboat casino and competes with five dockside riverboat casino-hotels, a racetrack slot operation and large Native American casinos in southern Oklahoma. Such Native American facilities are approximately 60 miles north of Dallas.
Our Boomtown New Orleans property is the only casino in the West Bank area, across the Mississippi River from downtown New Orleans, Louisiana. Boomtown New Orleans competes with a large land-based casino in downtown New Orleans, two riverboat casinos, a racetrack with slot machines and numerous truck stop casinos with video poker machines, as well as casinos on the Mississippi Gulf Coast. In December 2014, we opened a 150-room hotel tower at our Boomtown New Orleans property.
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
West Segment
Our Ameristar Black Hawk property, located in the center of the Black Hawk gaming district, is approximately 40 miles west of Denver. The property caters primarily to patrons from the Denver metropolitan area and surrounding states and primarily competes with gaming operations located in the Black Hawk and Central City gaming market in Colorado.
Our Cactus Petes and Horseshu properties (collectively, “the Jackpot Properties”) are located in Jackpot, Nevada, just south of the Idaho border. The Jackpot Properties serve guests primarily from Idaho, and secondarily from Oregon,

Washington, Montana, northern California and the southwestern Canadian provinces. The Jackpot Properties compete primarily with three other hotels and motels (all of which also have casinos) in Jackpot and a Native American casino and hotel near Pocatello, Idaho.

Other Assets and Operations

We own 75.5% of the equity of Pinnacle Retama Partners, LLC, which is the owner of the racing license utilized in the operation of Retama Park Racetrack. We also have a management contract with Retama Development Corporation to manage the day-to-day operations of Retama Park Racetrack.

We own and operate the Heartland Poker Tour, which is a live and televised poker tournament series that broadcasts its events on hundreds of network television, cable and satellite stations.

Financial information about segments and geographic areas is incorporated by reference from Notes 1 and 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Assets to be Sold or Held for Sale

We own approximately 2 acres of land in Central City, Colorado, which is classified as held for sale. In October 2015, we entered into a definitive agreement to sell this land for approximately $0.4 million exclusive of costs to sell. As of December 31, 2015, the due diligence period has been extended and the transaction is expected to close at the end of the first quarter of 2016.

In April 2015, we completed the sale of approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, for cash consideration of $12.0 million.

In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owned 27 acres of the excess land surrounding Boomtown Reno for cash consideration of $3.5 million. In April 2015, we completed the sale of the remaining excess land associated with our former Boomtown Reno operations, approximately 783 acres, for cash consideration of $13.1 million.

In November 2013, we closed the sale of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. We received approximately $209.8 million in cash consideration associated with the sale of Ameristar Lake Charles and $10.0 million in deferred consideration in the form of a note receivable from the buyer due in July 2016.

In August 2013, we entered into an agreement to sell the ownership interests in certain of our subsidiaries that owned and operated the Lumiére Place Casino and Hotels. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

In 2013, we completed the sale of our land holdings in Atlantic City, New Jersey, for total consideration of approximately $29.5 million.

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

Executive Officers of the Registrant
The persons serving as our executive officers and their positions with us are as follows:

NAME	POSITION WITH THE COMPANY
Anthony M. Sanfilippo	Chief Executive Officer and Director
Carlos A. Ruisanchez	President and Chief Financial Officer
John A. Godfrey	Executive Vice President, Secretary and General Counsel
Virginia E. Shanks	Executive Vice President and Chief Administrative Officer
Troy A. Stremming	Executive Vice President, Government Relations and Public Affairs
Neil E. Walkoff	Executive Vice President, Operations

Directors of the Registrant
The following table lists our directors, their principal occupations and principal employers:

NAME	PRINCIPAL OCCUPATION & EMPLOYER
Anthony M. Sanfilippo	Chief Executive Officer of Pinnacle Entertainment, Inc.
Charles L. Atwood	Corporate Director, Advisor and Lead Trustee, Equity Residential
Stephen C. Comer	Retired Accounting Firm Managing Partner
Bruce A. Leslie	Attorney, Bruce A. Leslie, Chtd.
James L. Martineau	Non-executive Chairman of the Board of Pinnacle Entertainment, Inc., Business Advisor and Private Investor
Desirée Rogers	Chief Executive Officer of Johnson Publishing Company, LLC
Jaynie M. Studenmund	Corporate Director and Advisor

Other

Pinnacle Entertainment, Inc., a Delaware corporation, is the successor to the Hollywood Park Turf Club, which was organized in 1938. It was incorporated in 1981 under the name Hollywood Park Realty Enterprises, Inc. In 1992, we changed our name to Hollywood Park, Inc. and in February 2000, we became Pinnacle Entertainment, Inc. As of January 31, 2016, we employed 14,726 full-time and part-time employees.

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

Completion of the Merger is subject to certain conditions, many of which are beyond our control, including, among others: (1) receipt of the approval of stockholders of both GLPI and the Company as required for the transaction; (2) the absence of any injunction, restraining order or other orders or laws prohibiting the consummation of the Merger; (3) the receipt of all required regulatory approvals in a timely manner (including receipt of necessary approvals from gaming regulatory authorities); (4) the registration of the shares of GLPI to be issued to stockholders of the Company; (5) the listing of the shares of GLPI on The NASDAQ Stock Market LLC (“NASDAQ”); (6) the registration of the shares of OpCo to be distributed to stockholders of the Company in connection with the Spin-Off; and (7) the completion of the Spin-Off. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties, the absence of a material adverse effect involving the other party, and the other party having performed in all material respects its obligations under the Merger Agreement.

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
Further, the consideration that our stockholders will receive will be 0.85 share of GLPI common stock for every outstanding share of Pinnacle common stock and such exchange ratio will not vary based on the market price of GLPI common stock before the effective time of the Merger.  If the market price of GLPI common stock declines prior to the closing of the Merger, the per share consideration our shareholders will receive could reflect a lower value than that upon which the Merger was valued at the time we entered into the Merger Agreement.

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

•
having to focus the Company’s management on the Merger, which could lead to the disruption of the Company’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company to maintain relationships with customers, regulators, vendors and employees, or could otherwise adversely affect the business and financial results of the Company, without realizing any of the benefits of having the Merger completed; and

•
having to forgo other opportunities in favor of the Merger instead of on pursuing such other opportunities that could be beneficial to the Company, including the Company pursuing its own REIT Spin-Off, without realizing any of the benefits of having the Merger completed.

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

Demand for entertainment and leisure activities is sensitive to consumers’ disposable incomes, and thus demand can be affected by changes in the economy that we cannot predict. We compete with a broad range of entertainment and leisure activities and consumer preferences may change. Perceived or actual unfavorable changes in general economic conditions, including recession, economic slowdown, high unemployment levels, the housing and credit crises, high fuel or other transportation costs, and changes in consumer confidence may reduce disposable income of our customers or result in fewer patrons visiting our casinos. As a result, we cannot ensure that demand for entertainment and leisure activities will not be adversely affected or that customers will continue to want to frequent our facilities or continue to spend money at our facilities. Many of our younger customers do not play slot machines, which is where we derive the majority of our revenue. In the event that our customers do not use slot machines, this may have an adverse effect on our results of operations. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, potentially rising interest rates, increasing energy costs, rising prices, inflation, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a reduction in discretionary spending on entertainment and leisure activities, which could adversely affect our business, financial condition and results of operations.

The gaming industry is very competitive and increased competition, including through legislative legalization or expansion of gaming by states in or near where we own properties or through Native American gaming facilities and internet gaming, could adversely affect our financial results.

We face significant competition in all of the areas in which we operate. Increased competitive pressures may adversely affect our ability to continue to attract customers or affect our ability to compete efficiently. We have a number of strategic alliances to compete with other competitors. The loss of one or more of these strategic alliances may adversely affect our business.
Several of the facilities on which we operate are located in jurisdictions that restrict gaming to certain areas and/or may be affected by state laws that currently prohibit or restrict gaming operations. Economic difficulties faced by state governments could lead to intensified political pressures for the legalization of gaming in jurisdictions where it is currently prohibited. The legalization of gaming in such jurisdictions could be an expansion opportunity for us, or create competitive pressure, depending on where the legalization occurs and our ability to capitalize on it. Our ability to attract customers to the existing casinos on which we operate could be significantly and adversely affected by the legalization or expansion of gaming in new jurisdictions, including, in particular, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Nebraska, Ohio, Oklahoma and Texas areas where our customers may also visit, and by the development or expansion of Native American casinos in areas where our customers may visit.
In addition, because global economic pressures have reduced the revenues of state governments from traditional tax sources, voters and state legislatures may be more sympathetic to proposals authorizing or expanding gaming in those jurisdictions. We also face the risk that existing casino licensees will expand their operations and the risk that Native American gaming will continue to grow.
In December 2014, a new casino resort, Golden Nugget Casino, opened adjacent to and in competition with our L’Auberge Lake Charles property. In addition, a new casino resort opened in December 2015 in D’lberville, Mississippi, which will provide additional competition to our Boomtown New Orleans and L’Auberge Baton Rouge properties and a racetrack located outside of Cincinnati is adding instant racing machines in 2016, which will provide increased competition for our Belterra Park and Belterra properties.
In Nebraska, there is an effort to gather signatures for a referendum for a vote to allow casinos at racetracks. If casinos at racetracks became legal in Nebraska, this would provide increased competition for our Ameristar Council Bluffs property.
From time to time, our competitors refurbish, rebrand or expand their casino offerings, which could function to increase competition. In addition, changes in ownership may result in improved quality of our competitors’ facilities, which may make such facilities more competitive.

We face competition from racetracks that offer VLT’s, including seven operating in Ohio, one of which is our property, Belterra Park. In addition, a racetrack located outside of Cincinnati is adding instant racing machines in 2016, which will provide increased competition for our Belterra Park and Belterra Resort properties. On July 24, 2013, the Ohio Supreme Court agreed to determine whether opponents of VLT’s have standing to challenge the decision to allow VLT’s at the state’s seven horse racetracks. The opponents assert that expanding the Ohio lottery by allowing VLT’s was an unconstitutional expansion of gaming in Ohio. A lower court ruled that the opponents lacked legal standing in the case. That decision was appealed and unanimously upheld by the 10th Circuit Court of Appeals. The opponents appealed again and the Ohio Supreme Court heard the case in June 2015. We do not know how the Ohio Supreme Court will rule and what impact, if any, the ruling may have on VLT operations at racetracks in Ohio.

We also compete with other forms of legalized gaming and entertainment such as bingo, pull-tab games, card parlors, sports books, pari-mutuel or telephonic betting on horse and dog racing, state-sponsored lotteries, instant racing machines, VLTs, video poker terminals and, in the future, we may compete with gaming or entertainment at other venues. Furthermore, competition from internet lotteries and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home, could divert customers from the facilities we operate and thus adversely affect our business. Such internet wagering services are likely to expand in future years and become more accessible to domestic gamblers as a result of recently announced U.S. Department of Justice positions related to the application of federal laws to intrastate internet gaming and initiatives in some states to consider legislation to legalize intrastate internet wagering. In particular, certain states including Nevada, Delaware and New Jersey passed legislation to authorize various forms of intrastate internet gaming. Notably, in February 2013, Nevada amended its internet gaming law to permit Nevada licensed internet providers to commence internet poker and to allow the state to enter into agreements with other states to create multi-state poker wagering, and in February 2013, New Jersey enacted legislation authorizing intrastate internet gaming through Atlantic City casinos, which went into effect in November 2013. The law in this area has been rapidly evolving, and additional legislative developments may occur at the federal and state levels that would accelerate the proliferation of certain forms of internet gaming in the United States.

Our gaming operations rely heavily on technology services provided by third parties. In the event that there is an interruption of these services to us, it may have an adverse effect on our operations and financial conditions.

We engage a number of third parties to provide gaming operating systems for the facilities we operate. As a result, we rely on such third parties to provide uninterrupted services to us in order to run our business efficiently and effectively. In the event one of these third parties experiences a disruption in its ability to provide such services to us (whether due to technological difficulties or power problems), this may result in a material disruption at the casinos on which we operate and have a material effect on our business, operating results and financial condition.

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

We make extensive use of online services and centralized data processing, including through third party service providers. The secure maintenance and transmission of customer information is a critical element of our operations. Our information technology and other systems that maintain and transmit guest information, or those of service providers, business partners, or employee information may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our guests’ information may be lost, disclosed, accessed or taken without our guests’ consent.

In addition, third party service providers and other business partners process and maintain proprietary business information and data related to our guests, suppliers and other business partners. Our information technology and other systems that maintain and transmit this information, or those of service providers or business partners, may also be compromised by a malicious third party penetration of our network security or that of a third party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees or those of a third party service provider or business partner. As a result, our business information, guest, supplier, and other business partner data may be lost, disclosed, accessed or taken without their consent.

Any such loss, disclosure or misappropriation of, or access to, guests’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a serious impact on our reputation and may adversely affect our businesses, operating results and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may adversely affect our reputation, businesses, operating results and financial condition.

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

We derived 30.1% and 29.9% of our revenues in 2015 from our casinos located in Louisiana and Missouri, respectively, and are especially subject to certain risks, including economic and competitive risks, associated with the conditions in those areas and in the states from which we draw patrons.

Four of our fifteen gaming properties are located in Louisiana. During 2015, we derived 30.1% of our revenues from these four casinos, including 15.5% from one of them, L’Auberge Lake Charles in Lake Charles, Louisiana. In addition, we derived 29.9% of our revenues from three casinos in the Missouri region during 2015.

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

As of December 31, 2015, we had indebtedness of approximately $3.6 billion, including $325.0 million aggregate principal amount of 7.75% senior subordinated notes due 2022, $350.0 million aggregate principal amount of 8.75% senior subordinated notes due 2020, $850.0 million aggregate principal amount of 6.375% senior notes due 2021, and $1.04 billion aggregate principal amount of 7.50% senior notes due 2021, approximately $750.1 million in borrowings under our revolving commitment under our Credit Facility and approximately $302.2 million in outstanding term loans. In addition, we had approximately $12.0 million in outstanding letters of credit under our Credit Facility as of December 31, 2015.

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

If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our Credit Facility, the term loans, the senior notes and the senior subordinated notes, on attractive terms, commercially reasonable terms or at all, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our revolving credit facility matures in August 2018 and the tranche B-2 term loans mature in August 2020. Our future operating performance and our ability to service, extend or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Our Credit Facility and the indentures governing our senior notes and senior subordinated notes impose various customary covenants on us and our subsidiaries. The restrictions that are imposed under these debt instruments include, among other obligations, limitations on our and our subsidiaries' ability to:

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

Our ability to comply with the covenants contained in the instruments governing our indebtedness may be affected by general economic conditions, industry conditions, and other events beyond our control, including delay in the completion of new projects under construction. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the instruments governing our indebtedness, including our Credit Facility and the indentures governing our senior notes and senior subordinated notes, including failure to comply as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

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

If there were an event of default under one of our proposed debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other proposed debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay borrowings under our proposed debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on any of those proposed debt instruments.

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

We cannot assure you that our business will generate sufficient cash flows from operations, or that future borrowings will be available to us under our Credit Facility in amounts sufficient to enable us to pay our obligations, as such indebtedness matures and to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, at or before maturity, and cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may have to adopt one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing or joint venture partners. These financing strategies may not be completed on satisfactory terms, if at all. In addition, certain states’ laws contain restrictions on the ability of companies engaged in the gaming business to undertake certain financing transactions. Some restrictions may prevent us from obtaining necessary capital.

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

In the event that we undertake future development plans for capital-intensive projects, we may be required to borrow significant amounts under our Credit Facility and, depending on which projects are pursued to completion, may cause us to incur substantial additional indebtedness.

  We expect to fund our working capital and general corporate requirements (including our development activities) with cash flow from operations and funding from the Credit Facility, but cannot provide assurances that such financing will provide adequate funding for our future developments. In the event that we pursue future developments and our future cash flows from operations do not match the levels we currently anticipate, whether due to downturns in the economy or otherwise, we may need to amend the terms of our credit facility or obtain waivers from our lenders in order to implement future development plans. We may not be able to obtain such an amendment or waiver from our lenders. In such event, we may need to raise funds through the capital markets and may not be able to do so on favorable terms or on terms acceptable to us.

We may experience an impairment of our goodwill, other intangible assets, or long-lived assets, which could adversely affect our financial condition and results of operations.

We test goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events or circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in performing fair value estimates for goodwill and other indefinite-lived intangible assets because the results are based on estimated future cash flows and assumptions related thereto. Significant assumptions include estimates of future sales and expense trends, liquidity and capitalization, among other factors. We base our fair value estimates on projected financial information, which we believe to be reasonable. If we are required to recognize an impairment to some portion of our goodwill and other indefinite-lived intangible assets, it could adversely affect our financial condition and results of operations.

We will review the carrying amount of our long-lived assets whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. When performing this assessment, we consider current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition, and other economic, legal, and regulatory factors. If we are required to recognize an impairment to some portion of the carrying amount of our long-lived assets, it could adversely affect our financial condition and results of operations.

Insufficient or lower-than-expected results generated from our new developments and acquired properties may negatively affect our operating results and financial condition.

We cannot assure you that the revenues generated from our new developments and acquisitions will be sufficient to pay related expenses if and when these developments are completed, or, even if revenues are sufficient to pay expenses, that the new developments and acquisitions will yield an adequate return or any return on our significant investments. Our projects, if completed, may take significantly longer than we expect to generate returns, if any. Moreover, lower-than-expected results from the opening of a new facility may negatively affect our operating results and financial condition and may make it more difficult to raise capital, even as such a shortfall would increase the need to raise capital. In addition, as new facilities on which we operate open, they may compete with the existing facilities on which we own or operate.

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

•
as our facilities age, we may need to increase our expenditures for repairs, maintenance, and to replace equipment necessary to operate our business in amounts greater than what we have spent historically;

•	an increase in the cost of health care benefits for our employees could have a negative impact on our financial results;

•	our reliance on slot play revenues and any additional costs imposed on us from vendors;

•	availability and cost of the many products and service we provide our customers, including food, beverages, retail items, entertainment, hotel rooms, spa and golf services;

•	availability and costs associated with insurance;

•	increase in costs of labor, including due to potential unionization of our employees;

•	our facilities use significant amounts of electricity, natural gas and other forms of energy, and energy price increase may adversely affect our cost structure; and

•	our facilities use significant amounts of water, and a water shortage may adversely affect our operations.

If our operating expenses increase without any offsetting increase in our revenues, our results of operations would suffer.

Recessions have affected our business and financial condition, and economic conditions may continue to affect us in ways that we currently cannot accurately predict.

Economic recessions have had and may continue to have far reaching adverse consequences across many industries, including the gaming industry, which may have an effect on our business and financial condition. The U.S. economy continues to experience some weakness following a severe recession, which resulted in increased unemployment, decreased consumer spending and a decline in housing values. While the U.S. economy has slowly emerged from the recession, high levels of unemployment have continued to persist. In addition, while the Federal Reserve took policy actions to promote market liquidity and encourage economic growth following the recession, such actions are now being curtailed as signs of improvement in the economy have emerged, and the impact of these monetary policy actions on the recovery is uncertain. Moreover, we rely on the strength of regional and local economies for the performance of each of our properties. If the national economic recovery slows or stalls, the national economy experiences another recession or any of the relevant regional or local economies suffers a downturn, we may experience a material adverse effect on our business, results of operations and financial condition.

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

The ownership, management and operation of gaming facilities are subject to extensive state and local regulation. The statutes, rules and regulations of the states and local jurisdictions in which we and our subsidiaries conduct gaming operations require us to hold various licenses, registrations, permits and approvals and to obtain findings of suitability. The various regulatory authorities, including the Colorado Division of Gaming, the Colorado Limited Gaming Control Commission, Indiana Gaming Commission, the Iowa Racing and Gaming Commission, the Louisiana Gaming Control Board, the Mississippi Gaming Commission, the Missouri Gaming Commission, the Nevada State Gaming Control Board, the Nevada Gaming Commission, the Ohio State Racing Commission, the Ohio Lottery Commission, and the Texas Racing Commission may, among other things, limit, condition, suspend, revoke or fail to renew a license to conduct gaming operations or prevent us from owning the securities of any of our gaming subsidiaries for any cause deemed reasonable by such licensing authorities. Substantial fines or forfeitures of assets for violations of gaming laws or regulations may be levied against us, our subsidiaries and the persons involved, including, but not limited to, our management, employees and holders of 5% or more of our securities. In addition, many of our key vendors must be licensed and found suitable by regulatory authorities and there can be no assurance that such vendors will be able to be licensed and found suitable.

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

We will also be subject to a variety of other rules and regulations, including, but not limited to, laws and regulations governing payment card information and the serving of alcoholic beverages at our operating facilities. If we are not in compliance with these laws, it could adversely affect our business.

Potential changes in the regulatory environment could harm our business.

Changes in regulations affecting the casino business can affect our operations. In addition, legislators and special-interest groups have proposed legislation from time to time that would restrict or prevent gaming operations. Other regulatory restrictions or prohibitions on our gaming operations could curtail our operations and could result in decreases in revenues.

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking in public places has been enacted or introduced in many states and local jurisdictions, including several of the jurisdictions in which we operate. We believe the smoking bans and restrictions have significantly impacted business volumes.

In February 2014, the Indiana Supreme Court struck down an ordinance that extended a smoking ban to restaurants and bars, but exempted a local casino. The Indiana Supreme Court held that the ordinance violated the state constitution’s equal privileges and immunities clause. While the Indiana Supreme Court’s decision only applies to this ordinance, similar challenges may be made to invalidate exemptions for casinos in ordinances and laws in Indiana which may result in new laws and ordinances that prohibit smoking at Belterra and Ameristar East Chicago. If smoking was prohibited at the facilities we operate in Indiana, we believe that this will adversely affect our businesses.

In January 2015, the New Orleans City Council unanimously approved an ordinance in the City of New Orleans that prohibits smoking in casinos, bars and restaurants. The Boomtown New Orleans facility is located in the City of Harvey and not in the City of New Orleans, so the smoking ban does not apply to such facility. However, if a smoking ban was approved in the City of Harvey, we believe that this will adversely affect our business.
Our operations are largely dependent on the skill and experience of our management and key personnel. The loss of management and other key personnel could significantly harm our business, and we may not be able to effectively replace members of management who have left our company.
Our success and our competitive position are largely dependent upon, among other things, the efforts and skills of our senior executives and management team. Although we will enter into employment agreements with certain of our senior executives and key personnel, we cannot guarantee that these individuals will remain employed by us. If we lose the services of any members of our management team or other key personnel, our business may be significantly impaired. We cannot assure you that we will be able to retain our existing senior executive and management personnel or attract additional qualified senior executive and management personnel.

We expect to experience strong competition in hiring and retaining qualified property and corporate management personnel, including competition from numerous Native American gaming facilities that are not subject to the same taxation regimes as we are and therefore may be willing and able to pay higher rates of compensation. From time to time, we expect to have a number of vacancies in key corporate and property management positions. If we are unable to successfully recruit and retain qualified management personnel at our facilities or at our corporate level, our results of operations could be adversely affected.

In addition, our officers, directors and key employees will be required to file applications with the gaming authorities in each of the jurisdictions in which we operate and are required to be licensed or found suitable by these gaming authorities. If the gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could significantly impair our operations.

Adverse weather conditions, road construction, gasoline shortages and other factors affecting our facilities and the areas in which we operate could make it more difficult for potential customers to travel to the facilities on which we operate and deter customers from visiting our facilities.

Our business depends upon our ability to draw customers from each of the geographic markets in which we operate. Adverse weather conditions or road construction can deter our customers from traveling to the facilities on which we operate or make it difficult for them to frequent the facilities on which we operate. In late 2013 and early 2014, there were severe cold temperatures in the Midwest, that we believe adversely affected our financial performance in its Midwest segment. In 2015, Boomtown Bossier City and Belterra Park both experienced flooding which resulted in temporary closures at both properties, repair and clean-up costs and lost business volume. Moreover, gasoline shortages or fuel price increases in regions that constitute a significant source of customers for the facilities on which we operate could make it more difficult for potential customers to travel to such facilities and deter customers from visiting. The dockside gaming facilities in Indiana, Iowa, Louisiana, Mississippi and Missouri, as well as any additional riverboat or dockside casino facilities that might be developed or acquired, are also subject to risks, in addition to those associated with land-based casinos, which could disrupt our operations. Although none of the vessels on which we operate leave their moorings in normal operations, there are risks associated with the movement or mooring of vessels on waterways, including risks of casualty due to river turbulence, flooding, collisions with other vessels and severe weather conditions.

Our results of operations and financial condition could be materially adversely affected by the occurrence of natural disasters, such as hurricanes, or other catastrophic events, including war and terrorism.

Natural disasters, such as major hurricanes, typhoons, floods, fires and earthquakes, could adversely affect our business and operating results. Hurricanes are common in the areas in which our Louisiana facilities are located, and the severity of such natural disasters is unpredictable. The facilities on which we operate in St. Louis (River City and Ameristar St. Charles) are located near an earthquake fault line and are subject to earthquakes. In addition, the River City casino on which we operate is in an area along the Mississippi River that has historically experienced flooding. Although its foundation is built up to be above historical flooding levels, there is no certainty that this will be sufficient in future floods.

In 2005, Hurricanes Katrina and Rita caused significant damage in the Gulf Coast region. Hurricane Katrina destroyed Pinnacle’s former Biloxi, Mississippi facility. In August 2005, the Boomtown New Orleans casino on which we operate was forced to close for 34 days as a result of Hurricane Katrina. In September 2005, Hurricane Rita caused significant damage in the Lake Charles, Louisiana area and forced our L’Auberge Lake Charles facility to close for 16 days, in addition to causing physical damage. In the third quarter of 2008, Hurricanes Gustav and Ike, which struck during two key weekends, affected our Louisiana operations and our Texas customer base. Hurricane Ike also caused flooding in St. Louis, necessitating the temporary closure of Pinnacle’s former President Casino, and caused a power outage over the course of two days at the Belterra Casino Resort in Indiana. In March 2011, our Belterra Park racetrack was forced to delay the opening of live racing due to flooding from the Ohio River. In October 2012, Hurricane Isaac delayed the opening of L’Auberge Baton Rouge for approximately a week and caused a temporary closure of Boomtown New Orleans for five days. In 2015, Boomtown Bossier City and Belterra Park both experienced flooding, which resulted in temporary closures at both properties.

Catastrophic events, such as terrorist and war activities in the United States and elsewhere, have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions) and tourism. We cannot accurately predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot assure you that we will be able to obtain or choose to purchase any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts. If there is a prolonged disruption at our facilities due to natural disasters, terrorist attacks or other catastrophic events, our results of operations and financial condition would be materially adversely affected.
We are exposed to a variety of natural disasters such as named windstorms, floods and earthquakes and this can make it challenging for us to obtain adequate levels of weather catastrophe occurrence insurance coverage for our facilities at reasonable rates, if at all.
Because of significant historical loss experience and the potential for future similar losses caused by hurricanes and other natural disasters, adequate insurance may be limited or may be cost prohibitive. Therefore, we expect our policy to contain sub-limits specifically for weather catastrophe occurrences. We expect that our coverage for a named windstorm, flood and earthquake will be $200 million per occurrence, subject to a deductible, including business interruption. For other catastrophes, we expect that our coverage will be $700 million per occurrence, subject to a deductible, including business interruption. In addition, as a result of the worldwide economic conditions, there may be uncertainty as to the viability of certain insurance companies and their ability to pay a claim. While we believe that the insurance companies will remain solvent, there is no certainty that this will be the case in the event of a loss.
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

We cannot assure you that governments in jurisdictions in which we operate, or the federal government, will not enact legislation that increases gaming tax rates. Global economic pressures have reduced the revenues of state governments from traditional tax sources, which may cause state legislatures or the federal government to be more inclined to increase gaming tax rates.
Work stoppages, organizing drives and other labor problems could negatively impact our future profits.
We are currently a party to two collective bargaining agreements at our Belterra Park facility and two collective bargaining agreements with certain employees at our Ameristar East Chicago facility. In addition, other unions have approached our employees. A lengthy strike or other work stoppages at any of our casino facilities or construction projects could have an adverse effect on our business and results of operations. Labor unions are making a concerted effort to recruit more employees in the gaming industry. We cannot provide any assurance that we will not experience additional and more aggressive union activity in the future.

We face environmental and archaeological regulation of our real estate on which we operate.

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

We are subject to certain federal, state and local environmental laws, regulations and ordinances that apply to businesses generally, The Bank Secrecy Act, enforced by the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department, requires us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the guest by name and social security number, to the IRS. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds, in response to which we have implemented Know Your Customer processes. Periodic audits by the IRS and our internal audit department assess compliance with the Bank Secrecy Act, and substantial penalties can be imposed against us if we fail to comply with this regulation. In recent years the U.S. Treasury Department has increased its focus on Bank Secrecy Act compliance throughout the gaming industry, and public comments by FinCEN suggest that casinos should obtain information on each customer’s sources of income. This could impact our ability to attract and retain casino guests.

The riverboats on which we operate must comply with certain federal and state laws and regulations with respect to boat design, on-board facilities, equipment, personnel and safety. In addition, we are required to have third parties periodically inspect and certify all of our casino barges for stability and single compartment flooding integrity. The casino barges on which we operate also must meet local fire safety standards. We would incur additional costs if any of the gaming facilities on which we operate were not in compliance with one or more of these regulations.

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

We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation have been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our facilities as a result of increased fuel costs or restrictions on transport related emissions.

We face business and regulatory risks associated with our investment in ACDL.

PNK Development 18, LLC, one of our wholly owned unrestricted subsidiaries, owns a minority interest in Asian Coast Development (Canada) Ltd., a British Columbia corporation (“ACDL”). Entities affiliated with Harbinger Capital Partners (“Harbinger”) are the majority shareholders of ACDL. ACDL’s wholly owned subsidiary Ho Tram Project Company Limited (“HTP”) is the owner and developer of the Ho Tram Strip beachfront complex of destination integrated resorts, residential developments and golf course in the Province of Ba Ria-Vung Tau in southern Vietnam (the “Ho Tram Strip”). As a minority shareholder of ACDL, our ability to control the management, record keeping, operations and decision-making of ACDL is limited. We fully impaired the value of our investment in ACDL in the first quarter of 2013.
HTP’s operations are subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in new gaming jurisdictions and other risks associated with this investment, many of which are beyond ACDL’s, HTP’s or our control. The gaming elements of the businesses are subject to regulation by the government of Vietnam and uncertainty exists as to how such regulation will affect HTP’s gaming operations. Because ACDL and HTP have limited operating history, it may be more difficult for them to prepare for and respond to these types of risks than for a company with an established business and operating cash flow.
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
Internal control policies and procedures and the compliance program that ACDL has implemented to deter prohibited practices may not be effective in prohibiting its employees, contractors or agents from violating or circumventing our policies and the law. Even though our investment in ACDL is expected to be through an unrestricted subsidiary under our debt agreements, if ACDL’s or our employees or agents fail to comply with applicable laws or company policies governing ACDL’s international operations, we and our subsidiaries may face investigations, prosecutions and other legal and regulatory proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions which could, in turn, serve as the basis for the initiation of like proceedings by gaming regulators in one or more of the states wherein we and our subsidiaries hold gaming licenses. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition and on the gaming licenses and approvals held by us and our subsidiaries.
Compliance with international and U.S. laws and regulations that apply to ACDL’s international operations increases the cost of doing business in foreign jurisdictions. ACDL will also deal with significant amounts of cash in its operations and will be subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by ACDL could have a negative effect on us.

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

•	if such shares are not then listed for trading on any national securities exchange, then the closing sales price of such shares as quoted in NASDAQ National Market System, or

•	if the shares are not then so quoted, then the mean between the representative bid and the ask price as quoted by NASDAQ or another generally recognized reporting system.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. Except for the historical information contained herein, the matters addressed in this Annual Report on Form 10-K, as well as in other reports filed with or furnished to the SEC or statements made by us, may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may provide oral or written forward-looking statements in our other periodic reports on Form 10-Q, Form 8-K, press releases and other materials released to the public. All forward-looking statements made in this Annual Report on Form 10-K and any documents we incorporate by reference are made pursuant to the Act. Words such as, but not limited to, “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “could,” “may,” “will,” “should,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements, which may include, without limitation, statements regarding the transaction between the Company and Gaming and Leisure Properties, Inc. (“GLPI”) whereby the Company would spin-off its operations (and our Belterra Park property and excess land at certain locations) into a newly formed stand-alone publicly traded company and sell substantially all of its real estate assets (excluding Belterra Park and excess land at certain locations) to GLPI, the consummation of the transaction and the timing thereof, the ability of the Company to complete the contemplated financing transactions and reorganizations in connection with the transaction, the ability of the Company and GLPI to receive stockholder approval for the transaction, the ability of the Company to obtain required regulatory approvals, and the stock price of the Company and GLPI following the consummation of a transaction with GLPI, expected results of operations and future operating performance and future growth, adequacy of resources to fund development and expansion projects, liquidity, financing options, including the state of the capital markets and our ability to access the capital markets, the state of the credit markets and economy, cash needs, cash reserves, operating and capital expenses, expense reductions, the sufficiency of insurance coverage, anticipated marketing costs at various projects, the future outlook of Pinnacle and the gaming industry and pending regulatory and legal matters, the ability of the Company to continue to meet its financial and other covenants governing its indebtedness, the Company's anticipated future capital expenditures, ability to implement strategies to improve revenues and operating margins at the Company’s properties, reduce costs and debt, the Company's ability to successfully implement marketing programs to increase revenue at the Company's properties, and the Company's ability to improve operations and performance, are all subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by us. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. For more information on the potential factors that could affect our operating results and financial condition in addition to the risk factors described above, review our other filings (other than any portion of such filings that are furnished under applicable SEC Rules rather than filed) with the SEC.

All forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table provides a brief description of our properties as of December 31, 2015:

	Approximate Number of
	Slot Machines/Video	Table	Guest
Locations	Lottery Terminals	Games	Rooms
Operating Properties by Segment:

Midwest segment, which includes
Ameristar Council Bluffs	1,497	24	444
Ameristar East Chicago	1,718	68	288
Ameristar Kansas City	2,249	71	184
Ameristar St. Charles	2,457	77	397
River City	2,005	61	200
Belterra	1,150	46	662
Belterra Park	1,329	—	—

South segment, which includes
Ameristar Vicksburg	1,481	40	149
Boomtown Bossier City	865	16	187
Boomtown New Orleans	1,207	31	150
L'Auberge Baton Rouge	1,440	49	205
L'Auberge Lake Charles	1,557	76	995

West segment, which includes
Ameristar Black Hawk	1,285	62	535
Cactus Petes and Horseshu	764	20	416
	21,004	641	4,812

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
Belterra: We lease approximately 148 of the 315 acres that our Belterra occupies in southern Indiana. The current lease term is through September 2020 and has six remaining consecutive five-year automatic renewal periods. We also have the option to purchase the land on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement. In addition, we own the facilities and associated improvements at the property, including the dockside riverboat casino. We also own a 54-room hotel on six acres approximately 10 miles from Belterra.
Belterra Park: The Belterra Park site includes approximately 160 acres that we own in southeast Cincinnati. We re-developed the site as a gaming entertainment property that opened in May 2014.

Ameristar Vicksburg: Ameristar Vicksburg is located on two parcels, totaling approximately 52 acres, that we own in Vicksburg, Mississippi, on either side of Washington Street near Interstate 20. In addition to the gaming and hotel facilities, we own a recreational vehicle park, which we operate, along with other buildings used for warehousing and support services also located on these parcels.
Boomtown Bossier City: We own 23 acres on the banks of the Red River in Bossier City, Louisiana. We also own the facilities and associated improvements at the property, including the dockside riverboat casino. We lease approximately one acre of water bottoms from the state of Louisiana. The current lease term expires in September 2016. We have options to extend the lease for six additional five-year periods.
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
L’Auberge Lake Charles: We lease 238 acres from the Lake Charles Harbor and Terminal District upon which our L’Auberge Lake Charles casino-hotel resort is located. We own the facilities and associated improvements at the property, including the casino facility and 54 acres of excess land surrounding the site.
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
Central City, Colorado: We own approximately 2 acres of gaming-zoned land in Central City, Colorado. We have entered into an agreement to sell the land in Central City, Colorado, subject to a due diligence period.
Other: We lease office and warehouse space in various locations outside of our operating properties, including our corporate offices in Las Vegas, Nevada.
Virtually all of our real property interests collateralize our obligations under our Credit Facility.

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
Market Information: Our common stock has been listed and quoted on the NASDAQ Global Select Market of The NASDAQ Stock Market LLC under the symbol “PNK” since November 17, 2015. Prior thereto, our common stock was listed and quoted on the New York Stock Exchange under the symbol “PNK.” The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market or the New York Stock Exchange, as applicable, for the periods indicated:

	Price Range
	High	Low
2015
Fourth Quarter	$36.87	$28.76
Third Quarter	41.66	32.32
Second Quarter	40.42	33.83
First Quarter	36.47	19.92
2014
Fourth Quarter	$26.00	$19.66
Third Quarter	27.45	21.46
Second Quarter	25.72	21.57
First Quarter	26.77	20.33
On February 25, 2016, the last sale price of our common stock as reported on the NASDAQ Global Select Market was $28.64.
Holders: As of February 25, 2016, there were 1,795 stockholders of record of our common stock.
Dividends: We did not pay any cash dividends in 2015 or 2014. Our indentures governing our senior subordinated notes, senior notes and our credit facility limit the amount of dividends that we are permitted to pay.
Sales of Unregistered Equity Securities: During the years ended December 31, 2015, 2014, and 2013, we did not issue or sell any unregistered equity securities.

Stock Performance Graph: The stock performance graph and related information presented below is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
Set forth below is a graph comparing the cumulative total stockholder return for Pinnacle’s common stock with the cumulative total returns for the New York Stock Exchange Composite Index (the “NYSE Composite Index”), the Dow Jones US Gambling Index and the NASDAQ Composite Index. The total cumulative return calculations are for the period commencing December 31, 2010 and ending December 31, 2015, and include the reinvestment of dividends. The stock price performance shown in this graph is neither necessarily indicative of, nor intended to suggest, future stock price performance. After 2015, Pinnacle will no longer provide a comparison to the NYSE Composite Index since we transferred the listing of our common stock to the NASDAQ Global Select Market on November 17, 2015.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Pinnacle Entertainment, Inc.	$100.00	$72.47	$112.91	$185.83	$158.70	$221.97
NYSE Composite Index	$100.00	$96.16	$111.53	$140.85	$150.35	$144.21
Dow Jones US Gambling Index	$100.00	$92.95	$102.73	$176.43	$143.24	$109.82
NASDAQ Composite Index	$100.00	$100.62	$116.97	$166.27	$188.90	$200.15

*
Assumes $100 invested on December 31, 2010 in Pinnacle’s common stock, the NYSE Composite Index, the Dow Jones US Gambling Index and the NASDAQ Composite Index. Total return assumes reinvestment of dividends. Values are as of December 31st of each year.

Item 6.	Selected Financial Data
The following selected financial information for the years 2011 through 2015 was derived from our audited Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited Consolidated Financial Statements and related notes thereto.

	For the year ended December 31,
	2015 (a)	2014 (b)	2013 (c)	2012 (d)	2011 (e)
		(in millions, except per share data)
Results of Operations:
Revenues	$2,291.9	$2,210.5	$1,487.8	$1,002.8	$940.9
Operating income	301.2	310.5	104.4	136.7	127.3
Income (loss) from continuing operations	42.1	38.3	(133.4)	(13.2)	28.9
Income (loss) from discontinued operations, net of income taxes	5.5	5.5	(122.5)	(18.6)	(31.4)
Net income (loss) from continuing operations per common share:
Basic	$0.71	$0.64	$(2.27)	$(0.22)	$0.47
Diluted	$0.68	$0.62	$(2.27)	$(0.22)	$0.46
Other Data:
Capital expenditures and land additions	$84.0	$230.8	$292.6	$299.5	$153.5
Ratio of earnings to fixed charges (f)	1.2x	1.2x	—	1.0x	1.2x
Cash Flows Provided by (Used in):
Operating activities	$408.2	$328.5	$161.1	$186.9	$131.8
Investing activities	(79.9)	33.2	(1,842.7)	(302.1)	(293.4)
Financing activities	(329.0)	(395.6)	1,778.5	136.7	46.5
Balance Sheet Data—December 31:
Cash, restricted cash and equivalents (g)	$164.0	$170.3	$203.5	$100.5	$82.9
Total assets	4,530.9	4,802.5	5,121.7	2,082.1	1,928.7
Long-term debt less current portion	3,616.7	3,944.4	4,326.4	1,410.4	1,202.0
Total stockholders’ equity	363.5	289.4	225.2	447.1	519.4

(a)
The financial results for 2015 include the impact of a $4.7 million impairment charge to goodwill, a $33.9 million impairment charge related to other intangible assets, a gain of $8.4 million related to the sale of approximately forty acres of land in Springfield, Massachusetts, and a gain of $4.8 million related to the sale of approximately 783 acres of excess land associated with our former Boomtown Reno operations. Our financial position also reflects the redemption of approximately $336.5 million of net aggregate principal amount of debt under our Credit Facility during the year.

(b)
The financial results for 2014 include the full year impact of the acquisition of Ameristar Casinos, Inc (“Ameristar”). In addition, financial results include the opening of Belterra Park, which opened May 1, 2014, the redemption of approximately $514.3 million of aggregate principal amount of term loans, for a net reduction in total debt of $401.3 million under our Credit Facility, a portion of which resulted in an $8.2 million loss on early extinguishment of debt.

(c)
The financial results for 2013 include the impact of the acquisition of Ameristar in August 2013. In addition, we incurred $85.3 million in costs associated with the acquisition of Ameristar, we incurred a $30.8 million loss on early extinguishment of debt, a $144.6 million charge to discontinued operations for the impairment of the Lumiére Place Casino, the Four Seasons Hotel St. Louis and HoteLumiére and related excess land parcels classified as held for sale in 2013, a $10.0 million charge related to the impairment of our Boomtown Bossier City gaming license, a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with Ameristar's deferred tax liabilities, and a $92.2 million impairment of our investment in ACDL.

(d)
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

(e)
The financial results for 2011 include a full year of operations at River City, and the purchase of River Downs racetrack for approximately $45.2 million in January 2011, as well as our $95 million investment in ACDL in August 2011, which results have been included from the time of close. The purchase price of these entities has been excluded from the capital expenditures shown for 2011.

(f)
In computing the ratio of earnings to fixed charges: (x) earnings were pre-tax income (loss) from continuing operations before losses from equity method investments and fixed charges, excluding capitalized interest; and (y) fixed charges were the sum of interest expense, amortization of debt issuance costs and debt discount/premium, capitalized interest and the estimated interest component included in rental expense. Due principally to our large non-cash charges deducted to compute such earnings, earnings so calculated were less than fixed charges by $99.5 million for the year ended December 31, 2013.

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

EXECUTIVE OVERVIEW

Pinnacle Entertainment, Inc. is an owner, operator and developer of casinos and related hospitality and entertainment facilities. References herein to “Pinnacle,” the “Company,” “we,” “our” or “us” refer to Pinnacle Entertainment, Inc. and its subsidiaries, except where stated or the context otherwise indicates. We own and operate 15 gaming entertainment properties in Colorado, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, and Ohio. We also hold a majority interest in the racing license owner, and we are a party to a management contract, for Retama Park Racetrack located outside of San Antonio, Texas. In addition to these properties, we own and operate a live and televised poker tournament series under the trade name Heartland Poker Tour (“HPT”). We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. For financial reporting purposes, we aggregate our operating segments into the following reportable segments:

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

Our mission is to increase stockholders' value in the Company. We seek to increase revenues through enhancing the guest experience by providing them with their favorite games, restaurants, hotel accommodations, entertainment and other amenities in attractive surroundings with high-quality guest service and our mychoice customer loyalty program. We seek to improve cash flows by focusing on operational excellence and efficiency while meeting our guests' expectations of value. Our long-term strategy includes disciplined capital expenditures to improve and maintain our existing properties, while growing the number and quality of our facilities by pursuing gaming entertainment opportunities we can improve, develop, or acquire. We intend to diversify our guest demographics and revenue sources by growing our portfolio of operating properties both domestically and internationally, while remaining gaming and entertainment centric. We intend to implement these strategies either alone or with third parties when we believe it benefits our stockholders to do so. In making decisions, we consider our stockholders, guests, team members and other constituents in the communities in which we operate.

On July 20, 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will separate our operating assets and liabilities (and our Belterra Park property and excess land at certain locations) into a newly formed subsidiary (“OpCo”) and we will distribute to our stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, Pinnacle stockholders will receive one share of OpCo common stock for each share of Pinnacle common stock that they own. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), will then merge with and into Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI.

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

After the closing of the Merger, OpCo will own Belterra Park and excess land not acquired by GLPI. OpCo will operate the gaming facilities acquired by GLPI under a triple-net 10-year master lease agreement (the “Master Lease”) that will have five subsequent, five-year extension periods at OpCo’s option. OpCo will initially pay GLPI $377 million in rent in the first year after the Merger.

We have concluded that the spin-off of OpCo will be accounted for as the reverse of its legal form under the requirements of Accounting Standards Codification Subtopic 505-60, Spinoff and Reverse Spinoffs, resulting in OpCo being considered the accounting spinnor. The gaming facilities acquired by GLPI, which will be leased back by OpCo under the Master Lease, will not qualify for sale-leaseback accounting and therefore the Master Lease will be accounted for as a financing obligation and the gaming facilities will remain on OpCo’s Consolidated Financial Statements.

The consummation of the Merger is subject to customary conditions, including without limitation, receipt of regulatory approvals and the approval by stockholders of GLPI and Pinnacle.

RESULTS OF OPERATIONS
The following table highlights our results of operations for the years ended December 31, 2015, 2014, and 2013. As discussed in Note 13, “Segment Information,” to our Consolidated Financial Statements, we report segment operating results based on revenues and Adjusted EBITDA. Such segment reporting is on a basis consistent with how we measure our business and allocate resources internally. See Note 13, “Segment Information,” to our Consolidated Financial Statements for more information regarding our segment information. The following table highlights our Adjusted EBITDA (defined below) for each segment and reconciles Consolidated Adjusted EBITDA (defined below) to Income (Loss) from continuing operations in accordance with U.S. GAAP.

	For the year ended December 31,
	2015	2014	2013
		(in millions)
Revenues:
Midwest segment (a)	$1,265.6	$1,185.2	$650.9
South segment (a)	793.3	801.9	748.1
West segment (a)	226.6	216.0	82.9
	2,285.5	2,203.1	1,481.9
Corporate and other (c)	6.4	7.4	6.0
Total revenues	$2,291.9	$2,210.5	$1,487.9
Adjusted EBITDA (b):
Midwest segment (a)	$379.3	$348.4	$183.7
South segment (a)	239.0	244.4	213.5
West segment (a)	81.7	78.2	27.7
	700.0	671.0	424.9
Corporate expenses and other (c)	(83.0)	(86.2)	(54.3)
Consolidated Adjusted EBITDA (b)	$617.0	$584.8	$370.6
Other benefits (costs):
Depreciation and amortization	(242.5)	(241.1)	(148.5)
Pre-opening, development and other costs	(14.2)	(13.0)	(89.0)
Non-cash share-based compensation	(17.8)	(13.9)	(11.5)
Impairment of goodwill	(4.7)	—	—
Impairment of other intangible assets	(33.9)	—	(10.0)
Write-downs, reserves and recoveries, net	(2.7)	(6.4)	(7.3)
Interest expense, net	(244.4)	(252.6)	(169.8)
Loss from equity method investment	(0.1)	(0.2)	(92.2)
Loss on early extinguishment of debt	—	(8.2)	(30.8)
Income tax (expense) benefit	(14.6)	(11.1)	55.1
Income (loss) from continuing operations	$42.1	$38.3	$(133.4)

(a)	See “Executive Summary” section for listing of properties included in each reportable segment.

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

(c) Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the HPT. Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Beginning in the third quarter of 2013, we changed the methodology used to allocate corporate expenses to our reportable segments. Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property. Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property. Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA and the related margin for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA. Other includes expenses relating to the management of Retama Park Racetrack and the operation of HPT.

Consolidated Overview

During 2015, consolidated income from continuing operations was $42.1 million, consolidated revenues increased by $81.4 million, or 3.7% year over year to $2.3 billion, and Consolidated Adjusted EBITDA was $617.0 million, an increase of $32.2 million, or 5.5%, year over year.

The 2015 operating results were positively impacted by consolidated revenue growth, expense efficiency and the leveraging of the Ameristar Casinos, Inc. (“Ameristar”) acquisition integration work done over the past several years. Operating results during 2015 were also benefited by the full year of operations at our Belterra Park property, which opened on May 1, 2014.

Our operating results for 2015 were negatively impacted by the addition, in December 2014, of a new competitor in the Lake Charles market. In addition, our operating results were benefited from a $3.6 million refund received on a disputed vendor payment and negatively impacted by costs associated with a team member retention program at L'Auberge Lake Charles and repair costs related to flooding of the Red River in Bossier City.

During 2014, consolidated income from continuing operations was $38.3 million, consolidated revenues increased by $722.6 million, or 48.6% year over year to $2.2 billion, and Consolidated Adjusted EBITDA was $584.8 million, an increase of $214.2 million, or 57.8%, year over year. The operating results reflect twelve months of revenues and Consolidated Adjusted EBITDA of the acquired Ameristar properties.

In 2014, we substantially completed the integration of the Ameristar properties into our operations. As a key part of the integration, we implemented operational changes to take advantage of synergies that were created as a result of our increased size and diversity. Additionally, as a part of the integration, we implemented company-wide best practices that have positively impacted our operating results since the acquisition. For example, improvements made to our risk management program throughout our organization benefited our operations through a reduction in the number and severity of general liability and workers' compensation claims, lower general liability and workers' compensation self-insurance costs, and a reduction in our general liability and workers' compensation self-insurance accruals as of December 31, 2014.

We offer incentives to our customers through our mychoice customer loyalty program. Under the mychoice customer loyalty program, customers earn points based on their level of play that may be redeemed for various benefits, such as cash back, dining, or hotel stays, among others. The reward credit balance under the program will be forfeited if the customer does not earn any reward credits over the prior six-month period. In addition, based on their level of play, customers can earn additional benefits without redeeming points, such as a car lease, among other items.

We accrue a liability for the estimated cost of providing these mychoice program benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce significantly different results. As of December 31, 2015 and 2014, we had accrued $25.4 million and $26.6 million, respectively, for the estimated cost of providing these benefits.

Our revenue consists mostly of gaming revenue, which is primarily from slot machines and to a smaller extent, table games. The slot revenue represented approximately 82%, 83% and 79% of gaming revenue in 2015, 2014 and 2013, respectively. In analyzing the performance of our properties, the key indicators related to gaming revenue are slot handle and table games drop (which are volume indicators) and win or hold percentage.

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

Segment comparison of years ended December 31, 2015, 2014, and 2013

Midwest Segment

	For the year ended December 31,			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Gaming revenues	$1,146.9	$1,075.0	$586.0	6.7%	83.4%
Total revenues	1,265.6	1,185.2	650.9	6.8%	82.1%
Operating income	218.9	209.3	117.2	4.6%	78.6%
Adjusted EBITDA	379.3	348.4	183.7	8.9%	89.6%

In the Midwest segment, total revenues increased by $80.4 million or 6.8% to $1.3 billion for the year ended December 31, 2015. Adjusted EBITDA increased by $30.9 million or 8.9% to $379.3 million during the same period. For the year ended December 31, 2014, total revenues increased by $534.3 million or 82.1% to $1.2 billion and Adjusted EBITDA increased by $164.7 million or 89.6% to $348.4 million.

During 2015, the Midwest segment's total revenues and Adjusted EBITDA were driven by improved year over year operating performance at River City, Belterra Park, Ameristar Kansas City, and Ameristar East Chicago. Additionally, the Midwest segment operating results were benefited by the full year of operations at Belterra Park, which opened on May 1, 2014.

During 2014, the Midwest segment operating results improved year over year as a result of twelve months of operating results of the Ameristar properties, which were acquired in August 2013. The increase in total revenues is also attributable to the May 2014 opening of Belterra Park, which contributed $39.1 million in additional revenue during 2014. However, Midwest segment Adjusted EBITDA was negatively impacted by Belterra Park operating results during 2014. Midwest segment

Adjusted EBITDA was negatively impacted by a one-time $3.1 million charge due to the expansion of the mychoice customer loyalty program at the Ameristar-branded properties during the second quarter of 2014.

South Segment

	For the year ended December 31,			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Gaming revenues	$712.4	$718.8	$671.9	(0.9)%	7.0%
Total revenues	793.3	801.9	748.1	(1.1)%	7.2%
Operating income	150.2	163.9	136.7	(8.4)%	19.9%
Adjusted EBITDA	239.0	244.4	213.5	(2.2)%	14.5%

For the year ended December 31, 2015, the South segment's total revenues decreased by $8.6 million or 1.1% year over year to $793.3 million. Adjusted EBITDA decreased by $5.4 million or 2.2% to $239.0 million. For the year ended December 31, 2014, total revenues increased by $53.8 million or 7.2% to $801.9 million and Adjusted EBITDA increased by $30.9 million or 14.5% to $244.4 million.

During 2015, the South segment's total revenues and Adjusted EBITDA were impacted by a year over year decrease in operating performance at L'Auberge Lake Charles due to the addition of a new competitor that opened in December 2014, which added gaming and hotel capacity to the Lake Charles market. However, increases in operating performance at Boomtown New Orleans and L'Auberge Baton Rouge partially offset the decrease at L'Auberge Lake Charles. For the year ended December 31, 2015, the South segment Adjusted EBITDA results were also negatively impacted by $2.0 million of cost associated with a L'Auberge Lake Charles team member retention program that was implemented during 2014.

During 2014, twelve months of operating results from our Ameristar Vicksburg property, acquired in August 2013, contributed to the total revenues and Adjusted EBITDA increases in the South segment. In addition, South segment results were positively impacted by strong core demand trends and margin performance at our L'Auberge Lake Charles property, a stabilization of demand trends and profitability at Boomtown Bossier City, and increased operational efficiency at Ameristar Vicksburg. Boomtown New Orleans negatively impacted South Segment results in 2014. For the year ended December 31, 2014, the South Segment Adjusted EBITDA results were also negatively impacted by $2.8 million of cost associated with a L'Auberge Lake Charles team member retention program, which was implemented in 2014.

West Segment

	For the year ended December 31,			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Gaming revenues	$189.0	$180.6	$69.4	4.7%	160.2%
Total revenues	226.6	216.0	82.9	4.9%	160.6%
Operating income	56.0	51.1	17.6	9.6%	190.3%
Adjusted EBITDA	81.7	78.2	27.7	4.5%	182.3%

For the year ended December 31, 2015, the West segment's total revenues increased by $10.6 million or 4.9% year over year to $226.6 million and Adjusted EBITDA increased $3.5 million or 4.5% year over year to $81.7 million. The segment's Adjusted EBITDA margin was 36.1%. For the year ended December 31, 2014, total revenues increased by $133.1 million or 160.6% to $216.0 million and Adjusted EBITDA increased by $50.5 million or 182.3% to $78.2 million.

During 2015, the West segment's total revenues and Adjusted EBITDA were driven by year over year improved operating performance at Ameristar Black Hawk and the Jackpot Properties.

The increase in total revenues and Adjusted EBITDA in 2014 as compared to the year ended December 31, 2013, was primarily a result of the timing of the acquisition of the Ameristar properties, which comprises 100% of the total West segment results. In addition, operating performance was positively impacted by operational efficiencies at each property.

Other factors affecting income (loss) from continuing operations

	For the year ended December 31,			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Other benefits (costs):
Corporate expenses and other	$(83.0)	$(86.2)	$(54.3)	(3.7)%	58.7%
Depreciation and amortization expense	(242.5)	(241.1)	(148.5)	0.6%	62.4%
Pre-opening, development and other costs	(14.2)	(13.0)	(89.0)	9.2%	(85.4)%
Non-cash share-based compensation expense	(17.8)	(13.9)	(11.5)	28.1%	20.9%
Impairment of goodwill	(4.7)	—	—	NM	NM
Impairment of other intangible assets	(33.9)	—	(10.0)	NM	NM
Write-downs, reserves and recoveries, net	(2.7)	(6.4)	(7.3)	(57.8)%	(12.3)%
Interest expense, net	(244.4)	(252.6)	(169.8)	(3.2)%	48.8%
Loss from equity method investment	(0.1)	(0.2)	(92.2)	(50.0)%	(99.8)%
Loss on early extinguishment of debt	—	(8.2)	(30.8)	NM	(73.4)%
Income tax (expense) benefit	(14.6)	(11.1)	55.1	31.5%	NM
NM — Not Meaningful
Corporate expenses and other is principally comprised of corporate overhead expense, the HPT and the Retama Park Racetrack management operations. Corporate overhead expense decreased by $3.2 million year over year to $83.0 million for the year ended December 31, 2015. The decrease in corporate overhead expense was primarily driven by non-recurring costs incurred in 2014 including $8.1 million associated with the opposition of a Colorado referendum to expand casino gambling to racetracks and severance costs related to operational leadership changes with no similar costs of significance in 2015.
The increase in corporate expense and other in 2014, as compared to 2013, was primarily driven by a change in our methodology for cost allocation from our corporate headquarters to each property and the timing of the acquisition of Ameristar. The increase in corporate expense and other is also the result of the costs incurred in opposition of the Colorado referendum and severance costs related to operational leadership changes.
Depreciation and amortization expense increased slightly in 2015 as compared to 2014 due to the opening of Belterra Park in May 2014 and the Boomtown New Orleans hotel in December 2014, which are offset by the timing of certain equipment that became fully depreciated during the second and third quarters of 2015 and the accelerated method of amortization on customer relationship intangible assets.
Depreciation and amortization expense increased in 2014 as compared to 2013 due to the timing of the acquisition of Ameristar in August 2013 and the opening of Belterra Park in May 2014.
Pre-opening, development and other costs consist of the following:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Restructuring costs (1)	$12.2	$1.7	$—
Ameristar acquisition (2)	0.9	2.2	85.3
Belterra Park (3)	—	8.2	1.2
Other	1.1	0.9	2.5
Total pre-opening, development and other costs	$14.2	$13.0	$89.0

(1)
Amounts comprised of cost associated with the separation of our real estate assets from our operating assets. See Note 7, “Investment, Restructuring, and Acquisition Activities,” to our Consolidated Financial Statements.

(2)	Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar.

(3)	Belterra Park opened on May 1, 2014.

Non-cash share-based compensation for the year ended December 31, 2015, increased as compared to the prior year due to stock awards granted in 2015 and due to lower share-based compensation expense during 2014 as a result of the determination that certain performance share awards were no longer expected to vest, which resulted in the reversal of previously recognized share-based compensation expense. For the year ended December 31, 2014, non-cash share-based compensation increased as compared to the prior year primarily due to new stock awards, which includes new stock awards granted to employees associated with the Ameristar acquisition.

Impairment of goodwill consists of charges at Pinnacle Retama Partners, LLC (“PRP”) and HPT.

During 2015, we determined that there was an indication of impairment on the intangible assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recognized non-cash impairment of the goodwill of $3.3 million, which fully impaired this intangible asset. Additionally, during 2015, we determined that there was an indication of impairment on the intangible assets of HPT due to its operating performance. As a result, we recognized non-cash impairment on its goodwill of $1.4 million.
There were no impairments to goodwill for the years ended December 31, 2014 or 2013.

Impairment of other intangible assets consists of charges at Belterra Park, Cactus Petes and Horseshu (“the Jackpot Properties”), PRP, HPT, and Boomtown Bossier City.

As a result of our 2015 annual assessment for impairment, we recognized non-cash impairments on the Belterra Park VLT license of $27.5 million and the Jackpot Properties' trade name of $0.5 million. Belterra Park opened in May 2014 and recently completed its first full year of operations. During 2015, Belterra Park performed below our expectations, despite improved year-over-year operating results, and accordingly, we revised our long-term operating projections for the property during the fourth quarter of 2015. As a result, our annual impairment testing on the Belterra Park VLT license indicated a non-cash impairment. The Jackpot Properties' impairment is primarily the result of updated assumptions used in the analysis.
During 2015, we determined that there was an indication of impairment on the intangible assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recognized a non-cash impairment of the Retama Park Racetrack license of $5.0 million, which fully impaired this intangible asset.
Additionally, during 2015, we determined that there was an indication of impairment on the intangible assets of HPT due to its operating performance. As a result, we recognized non-cash impairments on its trade name and player relationship intangible assets of $0.2 million and $0.7 million, respectively.
There were no impairments to other intangible assets for the year ended December 31, 2014.

During 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment of $10.0 million.

Write-downs, reserves and recoveries, net, consist of the following:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Loss on disposals of long-lived assets, net	$0.3	$3.5	$2.8
Lease abandonment	—	3.0	—
Impairment of long-lived assets	3.2	—	2.9
Other	(0.8)	(0.1)	1.6
Write-downs, reserves and recoveries, net	$2.7	$6.4	$7.3

Loss on disposals of long-lived assets, net: During the year ended December 31, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million. Additionally, during the years ended December 31, 2015, 2014, and 2013, we recorded net losses of $8.7 million, $3.5 million, and $2.8 million, respectively, related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business.

Lease abandonment: During the year ended December 31, 2014, we recorded a $3.0 million lease abandonment charge from the consolidation of our Las Vegas headquarters.

Impairment of long-lived assets: During the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges on our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. During the year ended December 31, 2013, we recorded a non-cash impairment charge of $1.5 million related to a decline in value of some of our excess land. Additionally, during the years ended December 31, 2015 and 2013, we recorded non-cash impairments on slot and other equipment at our properties.
Interest expense, net, was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Interest expense	$244.7	$255.9	$173.5
Interest income	(0.3)	(0.4)	(0.4)
Capitalized interest	—	(2.9)	(3.3)
Interest expense, net	$244.4	$252.6	$169.8

For the year ended December 31, 2015, interest expense decreased as compared to the prior year due to the reduction in total debt principal outstanding achieved principally with operating cash flows and proceeds from asset sales. For the year ended December 31, 2014, interest expense increased, as compared to 2013, due to the additional debt incurred to fund our acquisition of Ameristar in August 2013.

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing. During 2015, there was no capitalized interest. During 2014, we capitalized interest on our Belterra Park re-development project and our Boomtown New Orleans hotel. During 2013, we capitalized interest on our Belterra Park re-development project and our River City expansion project, which included a parking garage, a multi-purpose event center, and a 200-room hotel.

For the years ended December 31, 2015, 2014, and 2013, excluding the amortization of debt issuance costs and original issuance discount/premium, interest expense, net, was $232.0 million, $242.9 million, and $163.4 million, respectively.

Loss on equity method investment represents losses recognized for the years ended December 31, 2015 and 2014, for our allocable share of an investment in a land re-vitalization project in downtown St. Louis.

For the year ended December 31, 2013, we recorded impairments of approximately $94.0 million fully impairing the remaining asset carrying amount of our minority ownership interest in Asian Coast Development (Canada), Ltd.

Loss on early extinguishment of debt for the year ended December 31, 2014, represents an $8.2 million loss from the redemption of our then existing Tranche B-1 term loans. The loss included the write-off of previously unamortized debt issuance costs and original issuance discount.

For the year ended December 31, 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% senior notes due 2017 and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount.

Income tax expense for the years ended December 31, 2015, and 2014, was $14.6 million and $11.1 million, respectively, as compared to an income tax benefit of $55.1 million for the year ended December 31, 2013. For the years ended December 31, 2015, 2014, and 2013, the effective tax rates were 25.7%, 22.5%, and 29.2%, respectively. Our effective tax rate differs from the expected statutory tax rate of 35% due to the effect of permanent items, the recording of a valuation allowance release, deferred tax expense on tax amortization of indefinite-lived intangible assets, state taxes and a reserve for unrecognized tax benefits. Our income tax rate for the year ended December 31, 2015 included a $5.4 million tax benefit from the release of uncertain tax positions. For the year ended December 31, 2014, our income tax rate included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns. Our income tax rate for the year ended December 31, 2013 included a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liabilities.

Discontinued operations include the results of operations of a component or group of components that have either been disposed of or are classified as held for sale when certain criteria are met.

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying amount of the assets to their net realizable value, less costs to sell. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million.

Boomtown Reno: In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owned 27 acres of the excess land surrounding Boomtown Reno. At closing, we received approximately $3.5 million in cash, resulting in a gain of $2.4 million.

In April 2015, we completed the sale of approximately 783 acres of remaining excess land associated with our former Boomtown Reno operations, with a carrying amount of $8.3 million, for cash consideration of $13.1 million, resulting in a gain on disposition of $4.8 million, net of costs to sell.

Ameristar Lake Charles: In November 2013, we closed the sale of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. We have received approximately $209.8 million in cash consideration and $10.0 million of deferred consideration in the form of a note receivable from the buyer due in July 2016. The recovery of proceeds from escrow and adjustments to our cost to sell estimates resulted in the recognition of an approximate $2.3 million gain during 2014.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings in Atlantic City, New Jersey, for total consideration of approximately $29.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we held $164.0 million of cash and cash equivalents. As of December 31, 2015, we had approximately $750.1 million drawn on our $1.0 billion revolving credit facility and had approximately $12.0 million committed under various letters of credit.

We generally produce significant positive cash flows from operations, though this is not always reflected in our reported net income (loss) due to large non-cash charges, such as impairment of goodwill and other intangible assets and depreciation and amortization. However, our ongoing liquidity will depend on a number of factors, including available cash resources, cash flow from operations, funding of construction of maintenance or development projects, as well as our compliance with covenants contained in our Credit Facility and the indentures governing our senior subordinated notes and senior notes.

	For the year ended December 31,			% Increase/(Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in millions)
Net cash provided by operating activities	$408.2	$328.5	$161.1	24.3%	103.9%
Net cash provided by (used in) investing activities	$(79.9)	$33.2	$(1,842.7)	NM	(101.8)%
Net cash provided by (used in) financing activities	$(329.0)	$(395.6)	$1,778.5	(16.8)%	(122.2)%
NM — Not Meaningful
Operating Cash Flow
Our cash provided by operating activities for the year ended December 31, 2015 increased from the prior year primarily as a result of an improvement in operating results; a reduction of cash paid for interest, net of amounts capitalized, of approximately $10.5 million; and the receipt of approximately $17.3 million of net cash refunds related to income taxes.
Investing Cash Flow
The following is a summary of our capital expenditures by segment:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Midwest segment	$45.6	$158.2	$139.4
South segment	24.1	51.0	77.8
West segment	9.9	7.7	1.7
Other	4.4	13.9	73.7
Total capital expenditures	$84.0	$230.8	$292.6

In addition to the capital expenditures summarized above, during the year ended December 31, 2015, we made our final installment payment of $25.0 million for Belterra Park's VLT license. Additionally, we received approximately $25.1 million in combined net proceeds from the dispositions of land in Springfield, Massachusetts, and Reno, Nevada, in separate transactions.

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

As discussed below, we have entered into commitment letters with certain lenders to provide financing in connection with the Merger with GLPI.

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

Financing Cash Flow
Credit Facility

In August 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of December 31, 2015, we had approximately $302.2 million in outstanding principal balance of Tranche B-2 term loans and had approximately $750.1 million drawn under the revolving credit facility. Additionally, we had approximately $12.0 million committed under various letters of credit. We fully repaid the outstanding principal of our Tranche B-1 term loans during 2014.

During 2015, we repaid approximately $336.5 million of net aggregate principal amount of debt under our Credit Facility.

Subject to acceleration and mandatory pre-payment provisions in the Credit Facility (as described below), the loans are due to be paid as follows: (i) the revolving credit loans are due and payable in full on August 13, 2018; and (ii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining principal outstanding is due and payable in full on August 13, 2020; provided that such date shall be accelerated to November 15, 2019, if any portion of our 8.75% senior subordinated notes due 2020 are outstanding on November 15, 2019.

The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase, so long as we are in pro forma compliance with the Credit Facility's financial and other covenants, including the Consolidated Senior Secured Debt Ratio (as defined in the Credit Facility) and the Consolidated Total Leverage Ratio (as defined in the Credit Facility).

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

The Credit Facility requires quarterly repayments with respect to the term loans in amounts equal to 0.25% of the outstanding principal of such loans. We are obligated to make mandatory prepayments of indebtedness under the Credit Facility from the net proceeds of certain debt offerings, certain asset sales and dispositions and certain casualty events, subject in certain cases to the right to reinvest proceeds. In addition, we will be required to prepay borrowings under the Credit Facility with a percentage of our “Excess Cash Flow” (as defined in the Credit Facility). We have the option to prepay all or a portion of the indebtedness under the Credit Facility at any time without penalty.

The term loans bear interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event will LIBOR be less than 1.00%. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our consolidated total leverage ratio, which, in general, is the ratio of Consolidated Total Debt less Excess Cash to Annualized Adjusted EBITDA (as such terms are defined in the Credit Facility).

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2015, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum Consolidated Total Leverage Ratio of 6.25 to 1.00; (2) minimum Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum Consolidated Senior Secured Debt Ratio of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum Consolidated Total Leverage Ratio is less than 6.00 to 1.00. The maximum Consolidated Total Leverage Ratio is subject to change at each fiscal quarter until December 31, 2017. As of December 31,

2015, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The obligations under the Credit Facility are secured by most of our assets and the assets of our domestic restricted subsidiaries, including a pledge of the equity interests in our domestic subsidiaries (except where such pledge is prohibited by gaming regulations) and, if and when formed or acquired, by a pledge of up to 66% of the then-outstanding equity interests of our foreign restricted subsidiaries. Subsidiaries with approximately $41.4 million in total assets as of December 31, 2015, (which includes a subsidiary that owns a majority interest in the license of Retama Park Racetrack, among others) and each of our foreign subsidiaries are currently unrestricted subsidiaries for purposes of the Credit Facility.

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

Senior and Senior Subordinated Indebtedness

As of December 31, 2015, we had outstanding $850.0 million aggregate principal amount of 6.375% senior notes due 2021 (“6.375% Notes”), $1.04 billion aggregate principal amount of 7.50% senior notes due 2021 (“7.50% Notes”), $325.0 million aggregate principal amount of 7.75% senior subordinated notes due 2022 (“7.75% Notes”), and $350.0 million aggregate principal amount of 8.75% senior subordinated notes due 2020 (“8.75% Notes”).

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

Ameristar originally issued the $1.04 billion in aggregate principal amount of 7.50% Notes in 2011 and the Company assumed the 7.50% Notes in August 2013. The 7.50% Notes bear interest at a rate of 7.50% per year, payable semi-annually in arrears in cash on April 15th and October 15th of each year. The 7.50% Notes mature on April 15, 2021.

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

The 7.75% Notes and 8.75% Notes are unsecured senior subordinated obligations and rank subordinate in right of payment to all of our and our subsidiary guarantors' existing and future indebtedness, except indebtedness that expressly provides that it ranks equal or subordinate in right of payment to the 7.75% Notes and 8.75% Notes. The 7.75% Notes and 8.75% Notes are guaranteed on a senior subordinated basis by certain of our current and future domestic restricted subsidiaries. The 7.75% Notes and the 8.75% Notes are subordinated to our 6.375% Notes, 7.50% Notes, and our Credit Facility.

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

Under the indentures, we may incur additional indebtedness if, after giving effect to the indebtedness proposed to be incurred, our Consolidated Interest Coverage Ratio (essentially, a ratio of adjusted EBITDA to interest expense) for a trailing four-quarter period on a pro forma basis (as defined in the indentures) would be at least 2.0 to 1.0. Our Consolidated Interest Coverage Ratio (as defined in the indentures) was above 2.0 to 1.0 as of December 31, 2015. In addition, we have other debt basked under our bond indentures.

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

The 7.50% Notes and the 8.75% Notes became callable at a premium over their face amount on April 15, 2015 and May 15, 2015, respectively, and the 6.375% Notes and the 7.75% Notes become callable at a premium over their face amount on August 1, 2016 and April 1, 2017, respectively. Such premiums decline periodically as the notes progress toward their respective maturities. All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

As of December 31, 2015, we were in compliance with the financial covenant ratios under the Credit Facility and indentures governing the Company's 7.50% Notes, 8.75% Notes, 6.375% Notes, and 7.75% Notes and compliance with these financial covenant ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness based on our operating plans.

Financing in Connection with GLPI Transaction

In connection with the transactions contemplated by the Merger Agreement with GLPI, including the Merger and Spin-Off, GLPI will refinance approximately $2.7 billion (subject to certain adjustments) of principal amount of Pinnacle debt, with the remaining outstanding debt to be refinanced by OpCo, at closing.

We entered into an amended and restated commitment letter, dated November 17, 2015, with certain lenders to provide the debt financing required to complete the transactions (the “A&R Bridge Commitment Letter”). In connection with the A&R

Bridge Commitment Letter, the lenders agreed to provide OpCo with financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility (collectively, the “Bridge Facilities”). The Bridge Facilities would mature on the one-year anniversary of the initial borrowings under the Bridge Facilities. The interest rates on the Bridge Facilities would be based on customary market LIBOR or base rates plus an applicable margin. The obligations of OpCo and the guarantors under the Bridge Facilities would be secured by substantially all assets of OpCo and the guarantors, subject to certain exceptions.

In addition, we entered into a commitment letter, dated November 17, 2015 (the “Commitment Letter”), with certain lenders to provide a portion of the debt financing required to complete the transactions, which, along with an anticipated issuance of $300 million in aggregate principal amount of senior unsecured notes by OpCo (the “Senior Notes”) at or around closing of the transactions, is an alternative to the Bridge Facilities. The principal amount of the Senior Notes may, at the election of OpCo, be increased or decreased by up to $125 million. In connection with the Commitment Letter, the lenders have agreed to provide OpCo with financing in an aggregate principal amount of $585 million, comprised of a (i) $185 million senior secured term loan A facility (the “Term Loan A Facility”) and (ii) $400 million senior secured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan A Facility, collectively, the “Committed Facilities”). Additionally, the lenders have agreed to use their commercially reasonable efforts to syndicate a $350 million senior secured term loan B facility, which may, at the election of OpCo, be increased or decreased by up to $125 million in connection with the issuance of the Senior Notes to finance a portion of the transactions (the “Term Loan B Facility” and together with the Committed Facilities, collectively, the “Takeout Facilities”). The Term Loan A Facility and the Revolving Credit Facility would mature on the fifth anniversary of the borrowings under the Term Loan A Facility, and the Term Loan B Facility would mature on the seventh anniversary (or the sixth anniversary, if OpCo so elects) of the borrowings under the Term Loan B Facility. The interest rates on the Takeout Facilities would be based on customary market LIBOR or base rates plus an applicable margin. The obligations of OpCo and the guarantors under the Takeout Facilities would be secured by substantially all assets of OpCo and the guarantors, subject to certain exceptions.

The commitments provided in the Commitment Letter (the “Takeout Commitments”) and the commitments provided in the A&R Bridge Commitment Letter (the “Bridge Commitments” and, together with the Takeout Commitments, the “Commitments”) are alternative Commitments and (i) if the Takeout Commitments are funded, the Bridge Commitments will not be funded and will terminate upon the initial funding of the Takeout Commitments and (ii) if the Bridge Commitments are funded, the Takeout Commitments will not be funded and will terminate upon the initial funding of the Bridge Commitments.

The ultimate funding by the lenders under the Commitments is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to OpCo and its subsidiaries and consummation of the Spin-Off.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
The following table summarizes our contractual obligations and other commitments as of December 31, 2015:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years	Other
	(in millions)
Long-term debt obligations (a)	$4,777.6	$231.7	$1,204.0	$995.9	$2,346.0	$—
Operating lease obligations (b)	606.3	12.3	22.1	20.5	551.4	—
Purchase obligations: (c)
Construction contractual obligations (d)	9.0	9.0	—	—	—	—
Other (e)	45.3	43.9	1.1	0.1	0.2	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP (f)	16.8	—	6.9	—	—	9.9
Total	$5,455.0	$296.9	$1,234.1	$1,016.5	$2,897.6	$9.9

(a)	Includes interest obligations through the debt maturity dates associated with the debt obligations outstanding as of December 31, 2015.

(b)
For those lease obligations in which annual rent includes both a minimum lease payment and a percentage of future revenue, the table reflects only the known minimum lease obligation. In addition, the table reflects all renewal options for those lease obligations that have multiple renewal periods.

(c)	Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding.

(d)	Includes obligations related to various construction projects.

(e)	Includes open purchase orders and commitments and service agreements.

(f)
Includes executive deferred compensation, potential uncertain tax position liabilities and other long-term obligations. The amount included in the “Other” column includes uncertain tax position liabilities for which we are unable to make a reliable estimate of the period of cash settlement with the taxing authority.

The table above excludes certain commitments as of December 31, 2015, for which the timing of expenditures associated with such commitments is unknown, or contractual agreements have not been executed, or the guaranteed maximum price for such contractual agreements has not been agreed upon.

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

We have determined that the following accounting policies and related estimates are critical to the preparation of our Consolidated Financial Statements:

Land, buildings, vessels, equipment and other long-lived assets: We have a significant investment in long-lived property and equipment, which represents approximately 63% of our total assets. Judgments are made in determining the estimated useful lives of assets, the salvage values to be assigned to assets and if, or when, an asset has been impaired. The accuracy of these estimates affects the amount of depreciation expense recognized in the financial results and whether to record a gain or loss on disposition of an asset.

We review the carrying amount of our property and equipment used in our operations whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from estimated future undiscounted cash flows expected to result from its use and eventual disposition. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indications of potential impairment issues, which are triggering events requiring the testing of an asset’s carrying amount for recoverability. If the undiscounted cash flows exceed the carrying amount, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount, then an impairment is recorded based on the fair value of the asset.

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

During the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairments of our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. The fair value of the land was determined using a market approach using Level 2 inputs.

Goodwill: We perform our annual assessment for impairment in the fourth quarter of each fiscal year (October 1st test date), or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Adverse industry or economic trends, lower projections of profitability, or a sustained decline in our market capitalization, among other items, may be indicators of possible impairment, which would require an interim assessment for impairment. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment.

Goodwill can or may be required to be tested using a two-step impairment test. We are allowed to assess qualitative factors to determine whether it is necessary to complete the two-step impairment test using a more likely than not criteria. If an entity believes it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, including goodwill, the two-step test can be bypassed. Qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, among others. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. Evaluations of possible impairment utilizing the two-step approach require us to estimate, among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, risk premiums, terminal values and fair market values of our reporting units and assets. Changes in estimates or the application of alternative assumptions could produce significantly different results. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our goodwill.

During the year ended December 31, 2015, we recorded non-cash impairments of goodwill at PRP and HPT of $3.3 million, which fully impaired this asset, and $1.4 million, respectively. The estimated fair values of the reporting units were determined by using discounted cash flow models, which utilized Level 3 inputs. With regard to PRP, the discounted cash flows in the model were probability-weighted.

In connection with and subject to the completion of the Spin-Off and Merger with GLPI, we will test our reporting unit goodwill for impairment as the Spin-Off and Merger would represent a significant restructuring event that increases OpCo's cash flow obligations in connection with the Master Lease. We currently estimate that two reporting units will fail the first step of the two-step impairment test upon the completion of the Spin-Off and Merger. We have not finalized an estimate of the potential goodwill impairment for these reporting units pursuant to Step 2 of the test. As of December 31, 2015, the carrying amount of goodwill at these reporting units totaled $275.5 million. This information is preliminary and subject to change until the transaction with GLPI is completed.

Indefinite-lived Intangible Assets:  Our indefinite-lived intangible assets include gaming licenses and trade names, which are not subject to amortization, but instead are reviewed annually for impairment during the fourth quarter of each fiscal year (October 1st test date), or more frequently if events or circumstances indicate that it is more likely than not that the asset is impaired. The determination that our gaming licenses have indefinite lives is based primarily on our expectation to operate our gaming facilities indefinitely, including the fact that renewal is expected to occur without substantial cost and without material modification to the terms and conditions of the licenses. Trade names have been determined to have indefinite lives based primarily on the fact that we expect to continue the use of these trade names in the operations of our gaming facilities for the foreseeable future and there are no specific factors limiting their useful lives.

We have the option to elect to perform the impairment assessment by qualitatively evaluating events and circumstances that have occurred since the last quantitative test. Under the qualitative evaluation, we consider both positive and negative factors, including macroeconomic conditions, industry events, financial performance and other changes, and make a determination of whether it is more likely than not that the fair value of the indefinite-lived intangible asset being tested is less than its carrying amount. These factors require significant judgment and estimates, and application of alternative assumptions could produce significantly different results. If it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying amount, we are required to perform a quantitative assessment to determine the fair value of the indefinite-lived intangible asset.

If the fair value of an indefinite-lived intangible asset is less than its carrying amount, an impairment charge is recognized equal to the difference. Fair value is calculated using a discounted cash flows approach, using the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples. Changes in estimates or the application of alternative assumptions including among other factors, forecasts of future operating results, revenue growth, EBITDA margin, tax rates, capital expenditures, depreciation, working capital, weighted average cost of capital, long-term growth rates, and risk premiums produce significantly different results. If necessary, we may solicit third-party valuation expertise to assist in the valuation of our indefinite-lived intangible assets.

During the year ended December 31, 2015, we recorded non-cash impairments of certain indefinite-lived intangible assets at PRP, HPT, Belterra Park, and the Jackpot Properties. We recognized non-cash impairments on the Retama Park Racetrack license, which is owned by PRP, HPT's trade name, Belterra Park's VLT license, and the Jackpot Properties' trade name, in the amounts of $5.0 million, $0.2 million, $27.5 million, and $0.5 million, respectively. The impairment charges at PRP and HPT fully impaired these assets. The fair values of the licenses and trade names were estimated by using discounted cash flow models, which utilized Level 3 inputs. With regard to PRP, the discounted cash flows in the model were probability-weighted.

During the year ended December 31, 2013, we recorded a non-cash impairment of the gaming license at Boomtown Bossier City in the amount of $10.0 million. The fair value of the license was estimated by using a discounted cash flow model, which utilized Level 3 inputs.

In connection with and subject to the completion of the Spin-off and Merger with GLPI, we will test our other indefinite-lived intangible assets for impairment. We estimate that a non-cash impairment charge of approximately $259.0 million on our indefinite-lived intangible assets could potentially be incurred if and when the transaction closes. This information is preliminary and subject to change up until the transaction with GLPI is completed.

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

We assess tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that is greater than 50% likely of being realized. We review uncertain tax positions at each balance sheet date. Liabilities we record as a result of this analysis are recorded separately from any deferred income tax accounts, and are classified as current (“Other accrued liabilities”) or long-term (“Other long-term liabilities”) based on the timing of expected payment.

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

Share-based Compensation: Share-based compensation expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at the grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectation of future employee behavior. Any changes in these highly subjective assumptions may significantly impact the share-based compensation expense for the future.

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

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the mix of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results.

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

We evaluate our investment in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying amount to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB approved the deferral of this new standard to be effective for fiscal years beginning after December 15, 2017. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our Consolidated Financial Statements.

In June 2014, the FASB issued an accounting standards update with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not believe that the adoption of this accounting standard will have a material impact on our Consolidated Financial Statements.

In September 2015, the FASB issued an accounting standards update which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. We do not expect that the adoption of this accounting standard will have a material impact on our Consolidated Financial Statements.

In January 2016, the FASB issued an accounting standards update which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for the annual and interim periods beginning after December 15, 2017 with early adoption not permitted. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off-balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At times, we are exposed to market risk from adverse changes in interest rates with respect to the short-term floating interest rate on borrowings under our Credit Facility. As of December 31, 2015, we had approximately $12.0 million committed under various letters of credit under our Credit Facility and approximately $750.1 million borrowings under our revolving credit facility. Any borrowings outstanding under our revolving credit facility accrue interest at LIBOR plus a margin determined by our Consolidated Total Leverage Ratio, which margin was 2.50% as of December 31, 2015. In addition, as of December 31, 2015, we had approximately $302.2 million outstanding under these term loans. The term loans bear interest at LIBOR plus 2.75% and carry a 1.0% LIBOR floor. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our Consolidated Total Leverage Ratio.

As of December 31, 2015, for every 10 basis points decrease in LIBOR, our annual interest expense would decrease by approximately $0.8 million, assuming constant debt levels. If LIBOR were to increase by one percentage point, our annual interest expense would increase by approximately $8.6 million, assuming constant debt levels.

The table below provides the principal cash flows and related weighted average interest rates by contractual maturity dates for our debt obligations as of December 31, 2015. As of December 31, 2015, we did not hold any material investments in market-risk-sensitive instruments of the type described in Item 305 of Regulation S-K.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
	(in thousands)
Revolving Credit Facility	$—	$—	$750,118	$—	$—	$—	$750,118	$745,842
Interest Rate	2.86%	2.86%	2.86%	—	—	—	2.86%
B-2 Term Loans	$11,000	$11,000	$11,000	$11,000	$258,249	$—	$302,249	$301,010
Interest Rate	3.75%	3.75%	3.75%	3.75%	3.75%	—	3.75%
6.375% Notes	$—	$—	$—	$—	$—	$850,000	$850,000	$888,250
Interest Rate	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%	6.375%
7.50% Notes	$—	$—	$—	$—	$—	$1,040,000	$1,040,000	$1,088,755
Interest Rate	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
7.75% Notes	$—	$—	$—	$—	$—	$325,000	$325,000	$351,813
Fixed rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
8.75% Notes	$—	$—	$—	$—	$350,000	$—	$350,000	$364,875
Fixed rate	8.75%	8.75%	8.75%	8.75%	8.75%	—	8.75%
Other	$7	$8	$8	$9	$10	$41	$83	$83
Fixed rate	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Entertainment, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2016

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	For the year ended December 31,
	2015	2014	2013
Revenues:
Gaming	$2,048,272	$1,974,410	$1,327,266
Food and beverage	125,775	118,397	78,857
Lodging	50,961	50,553	31,297
Retail, entertainment and other	66,840	67,183	50,416
Total revenues	2,291,848	2,210,543	1,487,836
Expenses and other costs:
Gaming	1,094,803	1,056,878	733,459
Food and beverage	118,323	110,349	69,756
Lodging	25,001	24,002	14,820
Retail, entertainment and other	28,426	27,031	23,303
General and administrative	426,064	421,399	287,381
Depreciation and amortization	242,550	241,062	148,456
Pre-opening, development and other costs	14,247	12,962	89,009
Impairment of goodwill	4,757	—	—
Impairment of other intangible assets	33,845	—	10,000
Write-downs, reserves and recoveries, net	2,666	6,387	7,265
Total expenses and other costs	1,990,682	1,900,070	1,383,449
Operating income	301,166	310,473	104,387
Interest expense, net	(244,408)	(252,647)	(169,812)
Loss on early extinguishment of debt	—	(8,234)	(30,830)
Loss from equity method investments	(83)	(165)	(92,181)
Income (loss) from continuing operations before income taxes	56,675	49,427	(188,436)
Income tax (expense) benefit	(14,560)	(11,096)	55,055
Income (loss) from continuing operations	42,115	38,331	(133,381)
Income (loss) from discontinued operations, net of income taxes	5,494	5,449	(122,540)
Net income (loss)	47,609	43,780	(255,921)
Net loss attributable to non-controlling interest	(1,278)	(63)	(51)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$48,887	$43,843	$(255,870)
Net income (loss) per common share—basic
Income (loss) from continuing operations	$0.71	$0.64	$(2.27)
Income (loss) from discontinued operations, net of income taxes	0.09	0.09	(2.09)
Net income (loss) per common share—basic	$0.80	$0.73	$(4.36)
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$0.68	$0.62	$(2.27)
Income (loss) from discontinued operations, net of income taxes	0.09	0.09	(2.09)
Net income (loss) per common share—diluted	$0.77	$0.71	$(4.36)
Number of shares—basic	61,030	59,666	58,707
Number of shares—diluted	63,321	61,606	58,707
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the year ended December 31,
	2015	2014	2013
Net income (loss)	$47,609	$43,780	$(255,921)
Post-retirement benefit obligations, net of income taxes	276	(258)	381
Comprehensive income (loss)	47,885	43,522	(255,540)
Comprehensive loss attributable to non-controlling interest	(1,278)	(63)	(51)
Comprehensive income (loss) attributable to Pinnacle Entertainment, Inc.	$49,163	$43,585	$(255,489)
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$164,034	$164,654
Accounts receivable, net of allowance for doubtful accounts of $9,445 and $4,963	33,594	28,424
Inventories	10,309	9,877
Income tax receivable, net	1,133	20,289
Prepaid expenses and other assets	14,624	27,102
Deferred income taxes	—	7,509
Assets of discontinued operations held for sale	9,938	21,260
Total current assets	233,632	279,115
Restricted cash	—	5,667
Land, buildings, vessels and equipment, net of accumulated depreciation	2,856,011	3,017,009
Goodwill	914,525	919,282
Intangible assets, net	479,543	529,269
Other assets, net	47,200	52,108
Total assets	$4,530,911	$4,802,450
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,297	$57,632
Accrued interest	50,091	49,760
Accrued compensation	74,069	73,698
Accrued taxes	38,910	39,287
Other accrued liabilities	84,872	119,106
Current portion of long-term debt	11,006	11,006
Liabilities of discontinued operations held for sale	—	413
Total current liabilities	326,245	350,902
Long-term debt less current portion	3,616,729	3,944,416
Other long-term liabilities	36,605	40,021
Deferred income taxes	187,823	177,729
Total liabilities	4,167,402	4,513,068
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock—$1.00 par value, 250,000 shares authorized, none issued or outstanding	—	—
Common stock—$0.10 par value, 150,000,000 authorized, 60,870,749 and 59,979,853 shares issued and outstanding, net of treasury shares	6,724	6,635
Additional paid-in capital	1,122,661	1,096,508
Accumulated deficit	(705,319)	(754,206)
Accumulated other comprehensive income	408	132
Treasury stock, at cost, 6,374,882 of treasury shares for both periods	(71,090)	(71,090)
Total Pinnacle Entertainment, Inc. stockholders’ equity	353,384	277,979
Non-controlling interest	10,125	11,403
Total stockholders’ equity	363,509	289,382
Total liabilities and stockholders’ equity	$4,530,911	$4,802,450

See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Capital Stock
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Attributed to Parent	Non-Controlling Interest	Total Stockholders' Equity
Balance as of January 1, 2013	58,207	$6,458	$1,053,919	$(542,179)	$9	$(71,090)	$447,117	$—	$447,117
Net loss	—	—	—	(255,870)	—	—	(255,870)	(51)	(255,921)
Post-retirement benefit obligations, net of income taxes	—	—	—	—	381	—	381	—	381
Comprehensive loss									(255,540)
Distribution to minority owner	—	—	—	—	—	—	—	(911)	(911)
Non-controlling interest	—	—	—	—	—	—	—	12,428	12,428
Share-based compensation	—	—	11,978	—	—	—	11,978	—	11,978
Common stock issuance and option exercises	991	99	9,934	—	—	—	10,033	—	10,033
Tax benefit from stock option exercise	—	—	65	—	—	—	65	—	65
Balance as of December 31, 2013	59,198	6,557	1,075,896	(798,049)	390	(71,090)	213,704	11,466	225,170
Net income (loss)	—	—	—	43,843	—	—	43,843	(63)	43,780
Post-retirement benefit obligations, net of income taxes	—	—	—	—	(258)	—	(258)	—	(258)
Comprehensive income									43,522
Share-based compensation	—	—	14,043	—	—	—	14,043	—	14,043
Common stock issuance and option exercises	782	78	6,569	—	—	—	6,647	—	6,647
Balance as of December 31, 2014	59,980	6,635	1,096,508	(754,206)	132	(71,090)	277,979	11,403	289,382
Net income (loss)	—	—	—	48,887	—	—	48,887	(1,278)	47,609
Post-retirement benefit obligations, net of income taxes	—	—	—	—	276	—	276	—	276
Comprehensive income									47,885
Share-based compensation	—	—	17,789	—	—	—	17,789	—	17,789
Common stock issuance and option exercises	891	89	9,782	—	—	—	9,871	—	9,871
Tax benefit from stock option exercise	—	—	315	—	—	—	315	—	315
Tax withholding related to vesting of restricted stock units	—	—	(1,733)	—	—	—	(1,733)	—	(1,733)
Balance as of December 31, 2015	60,871	$6,724	$1,122,661	$(705,319)	$408	$(71,090)	$353,384	$10,125	$363,509
See accompanying notes to the consolidated financial statements.

PINNACLE ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$47,609	$43,780	$(255,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	242,550	241,062	160,997
(Gain) loss on sales or disposals of long-lived assets	(4,526)	1,395	3,554
Loss from equity method investments	83	165	92,181
Loss on early extinguishment of debt	—	8,234	30,830
Impairment of goodwill	4,757	—	—
Impairment of other intangible assets	33,845	—	10,000
Impairment of land, buildings, vessels and equipment	4,061	4,691	146,260
Amortization of debt issuance costs and debt discounts/premiums	12,375	9,696	6,432
Share-based compensation expense	17,789	14,043	11,978
Change in income taxes	32,288	11,093	(51,627)
Changes in operating assets and liabilities:
Receivables, net	(4,740)	2,099	(1,635)
Prepaid expenses, inventories and other	14,773	(10,698)	10,565
Accounts payable, accrued expenses and other	7,362	2,926	(2,547)
Net cash provided by operating activities	408,226	328,486	161,067
Cash flows from investing activities:
Capital expenditures and land additions	(84,032)	(230,815)	(292,623)
Payment for business combination	—	—	(1,749,736)
Equity method investment, inclusive of capitalized interest	—	(25)	(2,732)
Purchase of held-to-maturity debt securities	—	—	(5,853)
Proceeds from matured investments	—	—	4,428
Proceeds from sales of property and equipment	436	441	1,148
Net proceeds from dispositions of discontinued operations and assets held for sale	25,066	258,507	205,703
Purchase of intangible asset	(25,000)	(25,000)	—
Escrow and deposit refund	—	25,000	3,151
Restricted cash	5,667	5,925	656
Loans receivable, net	(2,075)	(817)	(6,884)
Net cash provided by (used in) investing activities	(79,938)	33,216	(1,842,742)
Cash flows from financing activities:
Proceeds from credit facility	466,700	291,700	2,168,835
Repayments under credit facility	(803,200)	(692,987)	(15,122)
Proceeds from issuance of long-term debt	—	—	850,000
Repayments of long-term debt	—	—	(1,190,313)
Proceeds from common stock options exercised	9,334	6,644	10,070
Distribution to non-controlling interest minority owner	—	—	(911)
Debt issuance and other financing costs	(1,742)	(980)	(44,101)
Net cash provided by (used in) financing activities	(328,908)	(395,623)	1,778,458
Change in cash and cash equivalents	(620)	(33,921)	96,783
Cash and cash equivalents at the beginning of the year	164,654	198,575	101,792
Cash and cash equivalents at the end of the year	$164,034	$164,654	$198,575

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$232,002	$242,507	$141,199
Cash (refunds) payments related to income taxes, net	(17,316)	118	2,629
Decrease in construction related deposits and liabilities	(5,047)	(24,899)	(163)
Increase in accrued liabilities associated with recognized intangible asset	—	25,000	—
Non-cash issuance of common stock	763	881	227
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

We classify the operating results of a component or group of components that have either been disposed of or are classified as held for sale in discontinued operations when certain criteria are met. For further information, see Note 8, “Discontinued Operations and Assets Held for Sale.” Our Consolidated Statements of Cash Flows have not been adjusted for discontinued operations.

On July 20, 2015, we entered into a definitive agreement with Gaming and Leisure Properties, Inc. (“GLPI”), a real estate investment trust, whereby GLPI will acquire substantially all of our real estate assets, excluding our Belterra Park property and excess land at certain locations. The acquired real estate assets will then be leased back under a triple-net master lease agreement with GLPI. For more information regarding the GLPI transaction, see Note 7, “Investment, Restructuring, and Acquisition Activities.”

Principles of Consolidation. The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the periods reflect all adjustments, which are of a normal recurring nature, that management considers necessary for a fair presentation of operating results. The Consolidated Financial Statements include the accounts of Pinnacle Entertainment, Inc. and its subsidiaries. Investments in the common stock of unconsolidated affiliates, in which we have the ability to exercise significant influence, are accounted for under the equity method. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements, and (iii) the reported amounts of revenues and expenses during the reporting period. Estimates used by us include, among other things, the estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated income tax provisions, the evaluation of the future realization of deferred tax assets, determining the adequacy of reserves for self-insured liabilities and our customer loyalty programs, estimated cash flows in assessing the recoverability of long-lived assets, asset impairments, goodwill and other intangible assets, contingencies and litigation, and estimates of the forfeiture rate and expected life of share-based awards and stock price volatility when computing share-based compensation expense. Actual results may differ from those estimates.

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
As of December 31, 2015
Liabilities:
Deferred compensation	$0.4	$0.4	$—	$—
As of December 31, 2014
Liabilities:
Deferred compensation	$0.6	$0.6	$—	$—

The following table presents a summary of fair value measurements by level for certain financial instruments not measured at fair value on a recurring basis in the Consolidated Balance Sheets for which it is practicable to estimate fair value:

			Fair Value Measurements Using:
	Total Carrying Amount	Total Fair Value	Level 1	Level 2	Level 3
	(in millions)
As of December 31, 2015
Assets:
Held-to-maturity securities	$14.4	$15.2	$—	$12.1	$3.1
Promissory notes	$14.1	$19.2	$—	$19.2	$—
Liabilities:
Long-term debt	$3,627.7	$3,740.6	$—	$3,740.6	$—
As of December 31, 2014
Assets:
Held-to-maturity securities	$14.8	$21.7	$—	$18.5	$3.2
Promissory notes	$12.0	$16.8	$—	$16.8	$—
Liabilities:
Long-term debt	$3,955.4	$4,029.9	$—	$4,029.9	$—

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

The estimated fair values of our long-term debt include the fair value of our senior notes, senior subordinated notes, senior secured credit facility and term loans were based on Level 2 inputs of observable market data on comparable debt instruments on or about December 31, 2015 and December 31, 2014.

Cash and Cash Equivalents. Cash and cash equivalents totaled approximately $164.0 million and $164.7 million as of December 31, 2015 and 2014, respectively. Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase, are stated at the lower of cost or market value, and are valued using Level 1 inputs. Book overdraft balances are included in “Accounts payable” in our Consolidated Balance Sheets.

Accounts Receivable. Accounts receivable consist primarily of casino, hotel and other receivables. We extend casino credit to approved customers in states where it is permitted following investigations of creditworthiness. Accounts receivable are non-interest bearing and are initially recorded at cost. We have estimated an allowance for doubtful accounts of $9.4 million and $5.0 million as of December 31, 2015 and 2014, respectively, to reduce receivables to their carrying amount, which approximates fair value. The allowance for doubtful accounts is estimated based upon, among other things, collection experience, customer credit evaluations and the age of the receivables. Bad debt expense totaled $6.1 million, $2.4 million, and $2.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Inventories. Inventories, which consist primarily of food, beverage and retail items, are stated at the lower of cost or market value. Costs are determined using the first-in, first-out and the weighted average methods.

Restricted Cash. As of December 31, 2015, we have no cash balances classified as long-term restricted cash. As of December 31, 2014, long-term restricted cash was $5.7 million and consisted primarily of indemnification trust deposits.

Land, Buildings, Vessels and Equipment. Land, buildings, vessels and equipment are stated at cost. Land includes land not currently being used in our operations, which totaled $36.1 million and $37.6 million as of December 31, 2015 and 2014, respectively.

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Depreciation expense	$226.8	$220.3	$139.1
We capitalize the costs of improvements that extend the life of the asset. We expense repair and maintenance costs as incurred. Gains or losses on the disposition of land, buildings, vessels and equipment are included in the determination of income. We depreciate our land improvements; buildings and improvements; vessels; and furniture, fixtures and equipment using the straight-line method over the shorter of the estimated useful life of the asset or the related lease term, as follows:

Years
Land improvements	5 to 20
Buildings and improvements	10 to 35
Vessels	10 to 35
Furniture, fixtures and equipment	3 to 20

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

On July 20, 2015, we entered into a definitive agreement with GLPI, whereby GLPI will acquire substantially all of our real estate assets, which will then be leased back under a triple-net master lease agreement with GLPI. For more information regarding the GLPI transaction, see Note 7, “Investment, Restructuring, and Acquisition Activities.”

Equity Method Investments. We apply equity method accounting for investments when we do not control the investee, but have the ability to exercise significant influence over its operating and finance policies. Equity method investments are recorded at cost, with the allocable portion of the investee's income or loss reported in earnings, and adjusted for capital contributions to and distributions from the investee. Distributions in excess of equity method earnings, if any, are recognized as a return of investment and recorded as cash flows from investing activities in the Consolidated Statements of Cash Flows. We review our equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of our investment may have experienced an other-than-temporary decline in value. If such conditions exist, we would compare the estimated fair value of the investment to its carrying amount to determine if an impairment is indicated. In addition, we would determine if the impairment is other-than-temporary based on our assessment of all relevant factors, including consideration of our intent and ability to retain the investment. To estimate fair value, we would use a discounted cash flow analysis based on estimated future results of the investee and market indicators of terminal year capitalization rates.

Goodwill and Other Intangible Assets. Goodwill consists of the excess of the acquisition cost over the fair value of the net assets acquired in business combinations. Indefinite-lived intangible assets include gaming licenses and trade names for which it is reasonably assured that we will continue to renew indefinitely. Goodwill and other indefinite-lived intangible assets are subject to an annual assessment for impairment during the fourth quarter (October 1st test date), or more frequently if there are indications of possible impairment. Amortizing intangible assets include player relationships and favorable leasehold interests. We review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For a description of current year activity, see Note 9, “Goodwill and Other Intangible Assets.”

Debt Issuance Costs and Debt Discounts/Premiums. Debt issuance costs and debt discounts/premiums incurred in connection with the issuance of debt have been included as a component of the carrying amount of debt, with the exception of revolving credit facility debt issuance costs, which are included in “Other assets, net” in our Consolidated Balance Sheets. Debt issuance costs and debt discounts/premiums are amortized over the contractual term of the debt to interest expense. Debt issuance costs of the revolving credit facility are amortized on a straight-line basis, while all other debt issuance costs and debt discounts/premiums are amortized using the effective interest method. Amortization of debt issuance costs and debt discounts/premiums included in interest expense was $12.4 million, $9.7 million, and $6.4 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Self-Insurance Accruals. We are self-insured up to certain limits for costs associated with general liability, workers’ compensation and employee health coverage. Insurance claims and reserves include accruals of estimated settlements for known claims, legal costs related to settling such claims and accruals of actuarial estimates of incurred but not reported claims. As of December 31, 2015, and 2014, we had total self-insurance accruals of $25.5 million and $24.4 million, respectively, which are included in “Total current liabilities” in our Consolidated Balance Sheets. In estimating these accruals, we consider historical loss experience and make judgments about the expected level of costs per claim. We believe the estimates of future liability are reasonable based upon our methodology; however, changes in health care costs, accident frequency and severity could materially affect the estimate for these liabilities.

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

We accrue a liability for the estimated cost of providing these benefits as the benefits are earned. Estimates and assumptions are made regarding cost of providing the benefits, breakage rates, and the combination of goods and services customers will choose. We use historical data to assist in the determination of estimated accruals. Changes in estimates or customer redemption habits could produce different results. As of December 31, 2015, and 2014, we had accrued $25.4 million and $26.6 million, respectively, for the estimated cost of providing these benefits, which are included in “Other accrued liabilities” in our Consolidated Balance Sheets.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are provided against deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax asset will not be realized within a reasonable time period. We assess tax positions using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold, and is measured at the largest amount of benefit that has greater than a 50% chance of being realized. Uncertain tax positions are reviewed each balance sheet date. Liabilities recorded as a result of this analysis are classified as current or long-term based on the timing of expected payment. See Note 4, “Income Taxes,” for additional information.

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

The retail value of food and beverage, lodging and other services furnished to guests on a complimentary basis is included in revenues and then deducted as promotional allowances in calculating total revenues. The estimated cost of providing such promotional allowances is primarily included in gaming expenses. Complimentary revenues that have been excluded from the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013, were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Food and beverage	$137.9	$135.3	$94.7
Lodging	63.1	61.1	49.3
Retail, entertainment and other	18.0	18.2	13.4
Total promotional allowances	$219.0	$214.6	$157.4

The costs to provide such complimentary benefits for the years ended December 31, 2015, 2014, and 2013, were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Promotional allowance costs included in gaming expense	$167.6	$160.9	$111.2

Gaming Taxes. We are subject to taxes based on gross gaming revenues in the jurisdictions in which we operate, subject to applicable jurisdictional adjustments. These gaming taxes are an assessment on our gaming revenues and are recorded as a gaming expense in the Consolidated Statements of Operations. These taxes for the years ended December 31, 2015, 2014, and 2013, were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Gaming taxes	$580.3	$557.3	$378.6

Advertising Costs. We expense advertising costs the first time the advertising takes place. These costs are included in gaming expenses in the accompanying Consolidated Statements of Operations. In addition, advertising costs associated with development projects are included in pre-opening, development and other costs until the project is completed. These costs for the years ended December 31, 2015, 2014, and 2013, consist of the following:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Advertising costs	$38.4	$30.6	$20.9

Pre-opening, Development and Other Costs. Pre-opening, development and other costs consist of payroll costs to hire, employ and train the workforce prior to opening an operating facility; marketing campaigns prior to and in connection with the opening; master planning and conceptual design fees; legal and professional fees related to the project but not otherwise attributable to depreciable assets; lease payments; real estate taxes; acquisition costs; restructuring costs; and other general and administrative costs related to our projects. Pre-opening, development and other costs are expensed as incurred and for the years ended December 31, 2015, 2014, and 2013, consist of the following:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Restructuring costs (1)	$12.2	$1.7	$—
Ameristar acquisition (2)	0.9	2.2	85.3
Belterra Park (3)	—	8.2	1.2
Other	1.1	0.9	2.5
Total pre-opening, development and other costs	$14.2	$13.0	$89.0

(1)	Amounts comprised of cost associated with the separation of our real estate assets from our operating assets. See Note 7, “Investment, Restructuring, and Acquisition Activities.”

(2)
Amounts principally comprised of legal and advisory expenses, severance charges and other costs and expenses related to the financing and integration of the acquisition of Ameristar Casinos, Inc. (“Ameristar”).

(3)	Belterra Park opened on May 1, 2014.

Share-based Compensation. We measure the cost of awards of equity instruments to employees based on the grant-date fair value of the award. The grant-date fair value is determined using the Black-Scholes option-pricing model or performing a Monte Carlo simulation. The fair value, net of estimated forfeitures, is amortized as compensation cost on a straight-line basis over the vesting period. See Note 6, “Employee Benefit Plans.”

Earnings Per Share. The computation of basic and diluted earnings per share (“EPS”) is based on net income (loss) attributable to Pinnacle Entertainment, Inc. divided by the basic weighted average number of common shares and diluted weighted average number of common shares, respectively. Diluted earnings per share reflect the addition of potentially dilutive securities, which include in-the-money share-based awards. We calculate the effect of dilutive securities using the treasury stock method. A total of 0.3 million, 1.6 million, and 1.0 million out-of-the-money share-based awards were excluded from the calculation of diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, respectively, because including them would have been anti-dilutive.
For the year ended December 31, 2013, we recorded a net loss from continuing operations. Accordingly, the potential dilution from the assumed exercise of share-based awards is anti-dilutive. As a result, basic earnings per share is equal to diluted earnings per share for such year. Share-based awards that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share was 1.7 million.

Business Combinations. We allocate the business combination purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. We determined the fair value of identifiable intangible assets, such as player relationships and trade names, as well as any other significant tangible assets or liabilities, such as long-lived property. The fair value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and liabilities assumed. Management estimates the fair value of assets and liabilities primarily using discounted cash flows and replacement cost analysis. Provisional fair value measurements of acquired assets and liabilities assumed may be retrospectively adjusted during the measurement period. The measurement period ends once we are able to determine we have obtained all necessary information that existed as of the acquisition date or once we determine that such information is unavailable. The measurement period does not extend beyond one year from the acquisition date. See Note 7, “Investment, Restructuring, and Acquisition Activities,” for additional information.

Reclassifications. In April 2015, the FASB issued an accounting standards update which changes the presentation of debt issuance costs in financial statements. The adoption of this guidance during the fourth quarter of 2015 resulted in a reclassification of $31.2 million from debt issuance costs, which were included in “Other assets, net” in our Consolidated Balance Sheets, to debt discounts, which are now included in “Long-term debt less current portion” in our Consolidated Balance Sheets, in the Consolidated Balance Sheet as of December 31, 2014.

The Consolidated Financial Statements also reflect certain reclassifications of prior year amounts to conform to classification in the current period. These reclassifications had no effect on previously reported net income or losses.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued an accounting standards update in connection with reporting discontinued operations and disclosures of disposals of components of entities. The accounting standards update changes the criteria for reporting discontinued operations. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when any of the following occurs: (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; (ii) the component of an entity or group of components of an entity is disposed of by sale; and (iii) the component of an entity or group of components of an entity is disposed of other than by sale. This new guidance was effective prospectively for all disposals (or classifications as held for sale) of components of an entity and all business activities, on acquisition, that are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We adopted this guidance during the first quarter of 2015 and it did not have a material impact on our Consolidated Financial Statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB approved the deferral of this new standard to be effective for fiscal years beginning after December 15, 2017. We are currently evaluating which transition approach we will utilize and the impact of adopting this accounting standard on our Consolidated Financial Statements.

In June 2014, the FASB issued an accounting standards update with respect to performance share awards. This accounting standards update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period or periods for which the requisite service has already been rendered. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not believe that the adoption of this accounting standard will have a material impact on our Consolidated Financial Statements.

In April 2015, the FASB issued an accounting standards update which changes the presentation of debt issuance costs in financial statements. Under the new standard, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of the costs is reported as interest expense. In August 2015, the FASB issued an accounting standards update which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset. The new guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period should be adjusted to reflect the period-specific effects of applying the new guidance. The effective dates for these updates were for the annual and interim periods beginning after December 15, 2015. We elected to early adopt this guidance during the fourth quarter of 2015.

In September 2015, the FASB issued an accounting standards update which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effective date for this update is for the annual and interim periods beginning after December 15, 2015. We do not expect that the adoption of this accounting standard will have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued an accounting standards update which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. Noncurrent balance sheet presentation of all deferred taxes eliminates the requirement to allocate a valuation allowance on a pro rata basis between gross current and noncurrent deferred tax assets. The new guidance may be applied either on prospective or retrospective basis. The effective date for this update was for the annual and interim periods beginning after December 15, 2016 with early adoption permitted. We elected to early adopt this guidance during the fourth quarter of 2015 and it did not have a material impact on our Consolidated Financial Statements. We elected to apply the guidance on a prospective basis. Thus, the Consolidated Balance Sheet as of December 31, 2014 was not retrospectively adjusted.

In January 2016, the FASB issued an accounting standards update which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The effective date for this update is for the annual and interim periods beginning after December 15, 2017 with early adoption not permitted. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

In February 2016, the FASB issued an accounting standards update which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Further, the new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and liabilities, which no longer provides a source for off-balance sheet financing. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of adopting this accounting standard on our Consolidated Financial Statements.

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

Note 2—Land, Buildings, Vessels and Equipment

The following table presents a summary of our land, buildings, vessels and equipment:

	December 31,
	2015	2014
	(in millions)
Land, buildings, vessels and equipment:
Land and land improvements	$422.8	$401.9
Buildings, vessels and improvements	2,674.6	2,677.8
Furniture, fixtures and equipment	763.8	721.9
Construction in progress	33.2	75.6
Land, buildings, vessels and equipment, gross	3,894.4	3,877.2
Less: accumulated depreciation	(1,038.4)	(860.2)
Land, buildings, vessels and equipment, net	$2,856.0	$3,017.0

On July 20, 2015, we entered into a definitive agreement with GLPI, whereby GLPI will acquire substantially all of our real estate assets, which will then be leased back under a triple-net master lease agreement with GLPI. For more information regarding the GLPI transaction, see Note 7, “Investment, Restructuring, and Acquisition Activities.”

Note 3—Long-Term Debt
Long-term debt consisted of the following:

	December 31, 2015
	Outstanding Principal	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$750.1	$—	$—	$750.1
B-2 Term Loans due 2020	302.2	(10.9)	(2.4)	288.9
6.375% Senior Notes due 2021	850.0	—	(13.0)	837.0
7.50% Senior Notes due 2021	1,040.0	46.7	—	1,086.7
7.75% Senior Subordinated Notes due 2022	325.0	—	(4.7)	320.3
8.75% Senior Subordinated Notes due 2020	350.0	—	(5.4)	344.6
Other	0.1	—	—	0.1
Total debt including current maturities	3,617.4	35.8	(25.5)	3,627.7
Less: current maturities	(11.0)	—	—	(11.0)
Total long-term debt	$3,606.4	$35.8	$(25.5)	$3,616.7

	December 31, 2014
	Outstanding Principal	Unamortized (Discount) Premium	Unamortized Debt Issuance Costs	Long-Term Debt, Net
	(in millions)
Senior Secured Credit Facility:
Revolving Credit Facility due 2018	$606.6	$—	$—	$606.6
B-2 Term Loans due 2020	782.2	(21.1)	(4.8)	756.3
6.375% Senior Notes due 2021	850.0	—	(14.8)	835.2
7.50% Senior Notes due 2021	1,040.0	53.8	—	1,093.8
7.75% Senior Subordinated Notes due 2022	325.0	—	(5.3)	319.7
8.75% Senior Subordinated Notes due 2020	350.0	—	(6.3)	343.7
Other	0.1	—	—	0.1
Total debt including current maturities	3,953.9	32.7	(31.2)	3,955.4
Less: current maturities	(11.0)	—	—	(11.0)
Total long-term debt	$3,942.9	$32.7	$(31.2)	$3,944.4

Senior Secured Credit Facility: On August 13, 2013, we entered into an Amended and Restated Credit Agreement (“Credit Facility”), which amended and restated our Fourth Amended and Restated Credit Agreement dated as of August 2, 2011, as amended. The Credit Facility consists of (i) $1.6 billion of term loans comprised of $500 million of Tranche B-1 term loans and $1.1 billion in Tranche B-2 term loans and (ii) a $1.0 billion revolving credit commitment. As of December 31, 2015, we had approximately $302.2 million in outstanding principal balance of Tranche B-2 term loans and had approximately $750.1 million drawn under the revolving credit facility. Additionally, we had approximately $12.0 million committed under various letters of credit. We fully repaid the outstanding principal of our Tranche B-1 term loans during 2014. The outstanding principal on the Tranche B-2 term loans have been discounted on issuance for the reduction in the proceeds received when the transaction was consummated.

The loans under the Credit Facility are due to be paid as follows: (i) the revolving credit loans are due and payable in full on August 13, 2018; and (ii) the Tranche B-2 term loans are subject to 0.25% quarterly principal amortization requirements and the remaining outstanding principal is due and payable in full on August 13, 2020; provided that such date shall be accelerated to November 15, 2019, if any portion of the Company's 8.75% senior subordinated notes due 2020 are outstanding on November 15, 2019.

The term loans bear interest, at our option, at either LIBOR plus 2.75% or at a base rate plus 1.75% and in no event will LIBOR be less than 1.00%. The revolving credit facility bears interest, at our option, at either LIBOR plus a margin ranging from 1.75% to 2.75% or at a base rate plus a margin ranging from 0.75% to 1.75%, in either case based on our Consolidated Total Leverage Ratio, which, in general, is the ratio of Consolidated Total Debt less Excess Cash to Annualized Adjusted EBITDA (as such terms are defined in the Credit Facility).

The Credit Facility has, among other things, financial covenants and other affirmative and negative covenants. As of December 31, 2015, the Credit Facility requires compliance with the following ratios so long as there are outstanding borrowings under our revolving credit facility: (1) maximum Consolidated Total Leverage Ratio of 6.25 to 1.00; (2) minimum Consolidated Interest Coverage Ratio (as defined in the Credit Facility) of 2.00 to 1.00; and (3) maximum Consolidated Senior Secured Debt Ratio (as defined in the Credit Facility) of 2.75 to 1.00. In addition, the Credit Facility has covenants that limit the amount of senior unsecured debt we may incur to $3.5 billion, unless our maximum Consolidated Total Leverage Ratio is less than 6.00 to 1.00. The maximum Consolidated Total Leverage Ratio is subject to change at each fiscal quarter until December 31, 2017. As of December 31, 2015, we were in compliance with each of these ratios, and compliance with these ratios does not have a material impact on our financial flexibility, including our ability to incur new indebtedness.

The Credit Facility permits us, in the future, to increase the commitments under the revolving credit facility and to obtain term loan commitments, in each case from existing or new lenders that are willing to commit to such an increase, so long as we are in pro forma compliance with the Credit Facility's financial and other covenants, including the Consolidated Senior Secured Debt Ratio and the Consolidated Total Leverage Ratio.

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

The 7.50% Notes and the 8.75% Notes became callable at a premium over their face amount on April 15, 2015 and May 15, 2015, respectively, and the 6.375% Notes and the 7.75% Notes become callable at a premium over their face amount on August 1, 2016 and April 1, 2017, respectively. Such premiums decline periodically as the notes progress toward their respective maturities. All of our notes are redeemable prior to such times at a price that reflects a yield to the first call that is equivalent to the applicable Treasury bond yield plus 0.5 percentage points.

6.375% Notes Redeemable		8.75% Notes Redeemable		7.75% Notes Redeemable		7.50% Notes Redeemable
On or after	At a % of	On or after	At a % of	On or after	At a % of	On or after	At a % of
August 1,	par equal to	May 15,	par equal to	April 1,	par equal to	April 15,	par equal to
2016	104.781%	2015	104.375%	2017	103.875%	2015	105.625%
2017	103.188%	2016	102.917%	2018	102.583%	2016	103.750%
2018	101.594%	2017	101.458%	2019	101.292%	2017	101.875%
2019 and thereafter	100.000%	2018 and thereafter	100.000%	2020 and thereafter	100.000%	2018 and thereafter	100.000%
Our indentures governing our senior and senior subordinated notes and our Credit Facility limit the amount of dividends we are permitted to pay.
Interest expense, net, was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Interest expense	$244.7	$255.9	$173.5
Interest income	(0.3)	(0.4)	(0.4)
Capitalized interest	—	(2.9)	(3.3)
Interest expense, net	$244.4	$252.6	$169.8

Interest expense is capitalized on internally constructed assets at our overall weighted average cost of borrowing.

During the years ended December 31, 2015, 2014, and 2013, cash paid for interest, net of amounts capitalized, was $232.0 million, $242.5 million, and $141.2 million, respectively.

Loss on early extinguishment of debt was as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Loss on early extinguishment of debt	$—	$8.2	$30.8

During 2014, we incurred an $8.2 million loss related to the redemption of our then existing Tranche B-1 term loans. The loss included the write-off of previously unamortized debt issuance costs and original issuance discount. During 2013, we recorded a $30.8 million loss related to the early redemption of our 8.625% senior notes due 2017 and the amendment and restatement of our Fourth Amended and Restated Credit Agreement. The loss included redemption premiums and the write-off of previously unamortized debt issuance costs and original issuance discount.

Scheduled maturities of long-term debt: As of December 31, 2015, annual maturities of secured and unsecured notes payable are as follows (amounts shown in millions):

Year ended December 31:
2016	$11.0
2017	11.0
2018	761.1
2019	11.0
2020	608.3
Thereafter	2,215.0
Total	3,617.4
Plus: unamortized debt premium	53.9
Less: unamortized debt discounts	(18.1)
Less: unamortized debt issuance costs	(25.5)
Long-term debt, including current portion	$3,627.7

Note 4—Income Taxes
The composition of our income tax (expense) benefit from continuing operations for the years ended December 31, 2015, 2014, and 2013, was as follows:

	Current	Deferred	Total
	(in millions)
Year ended December 31, 2015:
U.S. Federal	$5.3	$(10.3)	$(5.0)
State	(1.9)	(7.7)	(9.6)
	$3.4	$(18.0)	$(14.6)
Year ended December 31, 2014:
U.S. Federal	$3.7	$(8.3)	$(4.6)
State	(1.7)	(4.8)	(6.5)
	$2.0	$(13.1)	$(11.1)
Year ended December 31, 2013:
U.S. Federal	$—	$53.8	$53.8
State	(3.3)	4.6	1.3
	$(3.3)	$58.4	$55.1
The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 35%:

	2015		2014		2013
	Percent	Amount	Percent	Amount	Percent	Amount
	(dollars in millions)
Federal income tax (expense) benefit at the statutory rate	35.0%	$(19.8)	35.0%	$(17.3)	35.0%	$66.0
State income taxes, net of federal tax benefits	5.3%	(3.0)	(0.1)%	0.1	3.4%	6.5
Non-deductible expenses and other	0.7%	(0.4)	5.1%	(2.5)	(0.9)%	(1.8)
Acquisition costs	8.6%	(4.9)	1.1%	(0.5)	(5.4)%	(10.2)
Reserves for unrecognized tax benefits	(9.3)%	5.3	1.8%	(0.9)	(0.1)%	(0.2)
Credits	(3.8)%	2.1	(4.8)%	2.3	0.8%	1.6
Change in valuation allowance/reserve of deferred tax assets	(10.8)%	6.1	(15.6)%	7.7	(3.6)%	(6.8)
Income tax (expense) benefit from continuing operations	25.7%	$(14.6)	22.5%	$(11.1)	29.2%	$55.1
The following table shows the allocation of income tax (expense) benefit between continuing operations and discontinued operations:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Income (loss) from continuing operations before income taxes	$56.7	$49.4	$(188.5)
Income tax (expense) benefit allocated to continuing operations	(14.6)	(11.1)	55.1
Income (loss) from continuing operations	42.1	38.3	(133.4)
Income (loss) from discontinued operations before income taxes	5.7	5.2	(123.8)
Income tax (expense) benefit allocated to discontinued operations	(0.2)	0.3	1.2
Income (loss) from discontinued operations, net of income taxes	5.5	5.5	(122.6)
Net income (loss)	$47.6	$43.8	$(255.9)

As of December 31, 2015 and 2014, the tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were:

	December 31,
	2015	2014
	(in millions)
Deferred tax assets—current:
Workers’ compensation insurance reserve	$—	$4.3
Allowance for doubtful accounts	—	2.5
Legal and merger costs	—	2.3
Accruals, reserves and other	—	28.4
Less: valuation allowance	—	(17.9)
Total deferred tax assets—current	—	19.6
Deferred tax liabilities—current:
Prepaid expenses	—	(7.8)
Accruals, reserves and other	—	(4.3)
Total deferred tax liabilities—current	—	(12.1)
Net current deferred tax asset	$—	$7.5
Deferred tax assets—non-current:
Workers’ compensation insurance reserve	$4.0	$—
Allowance for doubtful accounts	5.0	—
Legal and merger costs	4.8	—
Federal tax credit carry-forwards	35.8	34.1
Federal net operating loss carry-forwards	171.1	214.5
State net operating loss carry-forwards	36.2	36.6
Deferred compensation	3.1	2.6
Pre-opening expenses capitalized for tax purposes	13.3	13.2
ACDL investment write-down	—	38.5
Share-based compensation expense—book cost	11.4	10.0
Bond payable	17.0	23.2
Accruals, reserves and other	104.2	43.7
Less: valuation allowance	(237.3)	(227.8)
Total deferred tax assets—non-current	168.6	188.6
Deferred tax liabilities—non-current:
Prepaid expenses	(5.0)	—
Land, buildings, vessels and equipment, net	(197.9)	(221.4)
Intangible assets	(153.5)	(144.9)
Total deferred tax liabilities—non-current	(356.4)	(366.3)
Net non-current deferred tax liabilities	$(187.8)	$(177.7)
The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	December 31,
	2015	2014
	(in millions)
Total deferred tax assets	$405.9	$453.9
Less: valuation allowances	(237.3)	(245.7)
Less: total deferred tax liabilities	(356.4)	(378.4)
Net deferred tax liabilities	$(187.8)	$(170.2)

As of December 31, 2015, we continue to provide a full valuation allowance against deferred tax assets for all jurisdictions except for certain states that are more likely than not to be realized. In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. We have a cumulative U.S. pretax accounting loss for the years 2013 through 2015. Considering all available evidence both positive and negative, and in light of the cumulative losses in recent years, we determined that a full valuation allowance was appropriate.

Our income tax rate for the year ended December 31, 2015 included a $5.4 million tax benefit from the release of uncertain tax positions. For the year ended December 31, 2014, our income tax rate included a tax benefit from the release of $3.0 million of our valuation allowance as a result of additional deferred tax liabilities recognized from the preparation of the Ameristar pre-acquisition tax returns. Our income tax rate for the year ended December 31, 2013 included a tax benefit from the release of $58.4 million of our valuation allowance as a result of the consolidation of our deferred tax assets with the Ameristar deferred tax liabilities.
As of December 31, 2015, our tax filings reflected available Alternative Minimum Tax (“AMT”) credit carry-forwards of $3.1 million, General Business Credit (“GBC”) carry-forwards of $22.3 million and Foreign Tax Credit (“FTC”) carry-forwards of $10.4 million. The FTC and GBC carry-forwards will begin to expire in 2020 through 2034, while the AMT credits can be carried forward indefinitely to reduce future regular tax liabilities. As of December 31, 2015, we had $518.3 million of federal net operating losses, which can be carried forward 20 years and will begin to expire in 2028. We also have $987.1 million of state net operating loss carry-forwards, predominantly in Louisiana and Missouri, that expire on various dates. Our net operating loss carry-forwards include a $25.8 million excess tax benefit from stock option deductions, which have not been recognized for financial statement purposes. The excess tax benefit will be credited to additional paid-in capital when the net operating loss is utilized and reduces current-year income tax payable.
We file income tax returns in federal and state jurisdictions and are no longer subject to federal income tax examinations for tax years prior to 2011 and state income tax examinations for tax years prior to 2000. In 2012, our federal tax return was examined by the IRS for tax years 2009 and 2010. The examination concluded in January 2013 with adjustments to certain timing items that resulted in an immaterial impact on our 2012 income tax expense. In 2015, the IRS examined the 2012 and 2013 tax years of our acquired Ameristar entities, which resulted in no findings. In 2008, the Indiana Department of Revenue (“IDR”) commenced an income tax examination of the Company's Indiana income tax filings for the 2005 to 2007 period. In June 2012, we filed a tax appeal petition with the Indiana Tax Court to set aside the final assessment. In August 2013, we filed a motion for partial summary judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were heard at the Indiana Tax Court regarding our motion for summary judgment. In June 2015, the Indiana Tax Court denied our motion for summary judgment and set the case for trial. For further discussion, see Note 11, “Commitments and Contingencies.”

As of December 31, 2015, we had $5.7 million of uncertain tax benefits that, if recognized, would impact the effective tax rate. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws. We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense. During 2015, there was a net decrease in accrued interest of $0.3 million related to unrecognized tax benefits. We had $1.9 million of cumulative interest accrued as of the end of December 31, 2015. No penalties were accrued for in any years.
The following table summarizes the activity related to uncertain tax benefits for 2015 and 2014, excluding any interest or penalties:

	2015	2014
	(in millions)
Balance as of January 1	$37.7	$35.7
Gross increases - tax positions in prior periods	0.1	1.4
Gross decreases - tax positions in prior periods	(6.2)	—
Gross increases - tax positions in current period	1.2	0.6
Gross decreases - tax positions in current period	(1.5)	—
Settlements	(2.9)	—
Balance as of December 31	$28.4	$37.7

Note 5—Lease Obligations
We have certain long-term operating lease obligations, including corporate office space, land at various locations, water bottom leases in Louisiana, and office and gaming equipment. Minimum lease payments required under operating leases that have initial terms in excess of one year as of December 31, 2015 are as follows (amounts are reflected in millions):

Period:
2016	$12.3
2017	11.3
2018	10.8
2019	10.2
2020	10.3
Thereafter	551.4
$606.3
Total rent expense for these long-term lease obligations for the years ended December 31, 2015, 2014, and 2013, was $13.6 million, $15.0 million and $13.1 million, respectively.
We lease the 238 acres underlying our L’Auberge Lake Charles property. The lease has an initial term of 10 years, which commenced in May 2005, with six renewal options of 10 years each. The current lease term, which was renewed in 2015, is through May 2025 and has five remaining renewal periods. The annual base rent for the lease is approximately $1.1 million per year, which amount adjusts annually for changes in the consumer price index.
We lease the 56 acres that our River City property occupies in St. Louis, Missouri. The lease has a term of 99 years, which commenced in September 2005. The annual rent for the lease is the greater of $4.0 million or 2.5% of annual adjusted gross receipts (as defined in the lease agreement).
We lease approximately 148 of the 315 acres that our Belterra property occupies in southern Indiana. The lease period is 50 years total, including an initial five-year lease term with nine consecutive five-year automatic renewal periods. The current lease term, which was renewed in 2015, is through September 2020 and has six remaining renewal periods. The lease currently provides for minimum annual rental payments of approximately $1.5 million, plus 1.5% of gross gaming win (as defined in the lease agreement) in excess of $100 million. We also have the option to purchase the land on or after October 2020 for $30 million, subject to adjustments as defined in the lease agreement.
We lease the Ameristar East Chicago site from the city of East Chicago under a ground lease with an initial term of 30 years, which commenced in January 1996, with two renewal options of 30 years each. The lease currently provides for minimum annual rental payments of approximately $0.5 million, which adjusts every three years primarily based on changes in the consumer price index.
We lease corporate office space at locations in Las Vegas, Nevada. Base rent for office space at these locations ranges from $1.2 million per year to $2.0 million per year, subject to periodic base rate increases. The lease periods range from month-to-month to 11 years, subject to certain renewal options.

We are a party to a number of cancelable slot participation and some table game participation arrangements at our various casinos that are customary for casino operations. The slot arrangements generally consist of either a fixed-rent agreement on a per-day basis or a percentage of each slot machine’s gaming revenue, generally payable at month-end. Slot and table game participation fees included in the Consolidated Statements of Operations were as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Slot and table game participation fees	$26.5	$27.8	$20.7

Note 6—Employee Benefit Plans
Share-based Compensation: At the 2015 annual meeting of stockholders, our stockholders approved the adoption of the 2015 Equity and Performance Incentive Plan (the “2015 Plan”), which allows us to grant options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock unit awards and dividend equivalents to directors, employees, consultants and/or advisors of the Company. The 2015 Plan permits the issuance of up to approximately 0.5 million shares of the Company’s common stock, plus any shares subject to awards granted under the Prior Plan and Individual Arrangements (both defined below) which are forfeited, expire or are canceled on or after the effective date of the 2015 Plan. Grants of stock options or stock appreciation rights are counted against the approximately 0.5 million share limit as one share for every one share granted. All other awards under the 2015 Plan are counted against the share limit as 1.4 shares for every one share granted. The 2015 Plan has approximately 0.2 million share-based awards available for grant as of December 31, 2015.
Prior to the adoption of the 2015 Plan, our 2005 Equity and Performance and Incentive Plan (the “Prior Plan”), which expired on April 1, 2015, permitted the issuance of up to approximately 9.0 million shares of the Company's common stock.
In 2008 and 2010, in order to recruit our executive officers, we granted options outside of the Prior Plan for the purchase of 850,000 shares of common stock, all of which remained outstanding as of December 31, 2015. Additionally, in connection with the acquisition of Ameristar in 2013, outside of the Prior Plan, we granted new employees, who were former employees of Ameristar, options to purchase shares of common stock and restricted stock units (collectively, these grants are referred to as “Individual Agreements”).
As of December 31, 2015, we have approximately 7.6 million share-based awards outstanding, including common stock options, restricted stock units and performance stock units which are detailed below.
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

Stock options: Options are granted at the current market price at the date of grant. The following table summarizes information related to our common stock options:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Options outstanding as of January 1, 2015	5,568,628	$15.17
Granted	371,220	$31.48
Exercised	(532,069)	$17.33
Canceled or Forfeited	(32,303)	$22.16
Options outstanding as of December 31, 2015	5,375,476	$16.04	4.06	$82.2
Options exercisable as of December 31, 2015	3,690,470	$12.91	3.52	$67.2
Expected to vest as of December 31, 2015	1,384,554	$23.09	5.26	$12.1

The following information is provided for our stock options:

	For the year ended December 31,
	2015	2014	2013
	(in millions, except grant date fair value)
Weighted-average grant date fair value	$10.91	$9.04	$10.63
Intrinsic value of stock options exercised	$8.1	$5.4	$9.2
Net cash proceeds from exercise of stock options	$9.3	$6.6	$10.1
Unamortized compensation costs not yet expensed related to stock options granted totaled approximately $12.8 million as of December 31, 2015 and the weighted average period over which the costs are expected to be recognized is approximately one year.

Restricted stock units: The following table summarizes information related to our restricted stock units as of December 31, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested as of January 1, 2015	1,212,933	$22.20
Granted	405,369	$31.66
Vested	(281,912)	$21.84
Canceled or Forfeited	(24,967)	$24.34
Non-vested as of December 31, 2015	1,311,423	$25.16

Unamortized compensation costs not yet expensed related to non-vested shares totaled approximately $26.0 million as of December 31, 2015 and the weighted average period over which the costs are expected to be recognized is approximately two years.

Performance stock units: The following table summarizes information related to our performance stock units as of December 31, 2015:

	Number of Shares	Weighted Average Fair Value
Non-vested as of January 1, 2015	520,322	$23.64
Canceled or Forfeited	(112,094)	$25.14
Non-vested as of December 31, 2015	408,228	$23.23
Compensation cost: We use the Black-Scholes option-pricing model and the Monte Carlo simulation in order to calculate the compensation cost of employee share-based compensation. Such models require the use of subjective assumptions, including the expected life of the option, the expected volatility of the underlying stock, and the expected dividend on the stock.
In computing the share-based compensation, the following is a weighted average of the assumptions used:

	Risk- Free Interest Rate	Expected Life at Issuance (in years)	Expected Volatility	Expected Dividends
Options granted in the following periods:
2015	1.4%	5.22	36.8%	None
2014	1.5%	5.17	41.2%	None
2013	1.2%	5.11	57.0%	None
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

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Share-based compensation expense	$17.8	$13.9	$11.5
The total fair value of share-based awards that vested during the years ended December 31, 2015, 2014, and 2013 was $13.6 million, $12.8 million, and $9.0 million, respectively.
401(k) Plan: We maintain the Pinnacle Entertainment, Inc. 401(k) Investment Plan (the “401(k) Plan”). The 401(k) Plan is an employee benefit plan subject to the provisions of the Employee Retirement Income Security Act of 1974, and is intended to be a qualified plan under Section 401(a) of the Internal Revenue Code of 1986. Participants of the 401(k) Plan may contribute up to 100% of pretax income, subject to the legal limitation ($18,000 for 2015). In addition, participants who are age 50 or older may make an additional contribution to the 401(k) Plan, commonly referred to as a “catch-up” contribution ($6,000 for 2015). We consider discretionary matching contributions under the 401(k) Plan, which vest ratably over four to five years, of a 50% discretionary match, up to 3% of eligible compensation. For the years ended December 31, 2015, 2014 and 2013, matching contributions to the 401(k) Plan totaled $3.6 million, $3.3 million, and $2.4 million, respectively.
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

	December 31,
	2015	2014
	(in millions)
Total obligation under Executive Plan (a)	$7.4	$6.7
Cash surrender value of insurance policies (b)	$2.9	$2.9

(a)	Recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

(b)	Recorded in “Other assets, net” in the Consolidated Balance Sheets.
Directors' Medical Plan: In February 2007, the Board of Directors approved a directors’ health and medical plan designed to provide directors with health and medical insurance benefits comparable to those provided to corporate executives (the “Directors’ Medical Plan”). To the extent that a covered individual has other insurance or Medicare coverage, the benefits under the Company’s coverage would be supplemental to those otherwise provided. The benefit obligation is approximately $0.2 million and $0.3 million for years ended December 31, 2015 and 2014, respectively, and is recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

Note 7— Investments, Restructuring, and Acquisition Activities

Merger Agreement with GLPI: On July 20, 2015, we entered into a definitive agreement with GLPI (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, we will separate our operating assets and liabilities (and our Belterra Park property and excess land at certain locations) into a newly formed subsidiary (“OpCo”) and we will distribute to our stockholders, on a pro rata basis, all of the issued and outstanding shares of common stock of OpCo (such distribution referred to as the “Spin-Off”). As a result, Pinnacle stockholders will receive one share of OpCo common stock for each share of Pinnacle common stock that they own. Gold Merger Sub, LLC, a wholly owned subsidiary of GLPI (“Merger Sub”), will then merge with and into Pinnacle (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of GLPI.

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

After the closing of the Merger, OpCo will own Belterra Park and excess land not acquired by GLPI. OpCo will operate the gaming facilities acquired by GLPI under a triple-net 10-year master lease agreement (the “Master Lease”) that will have five subsequent, five-year extension periods at OpCo’s option. OpCo will initially pay GLPI $377 million in rent in the first year after the Merger.

The consummation of the Merger is subject to customary conditions, including without limitation, receipt of regulatory approvals and the approval by stockholders of GLPI and Pinnacle.

In connection with the transactions contemplated by the Merger Agreement, including the Merger and Spin-Off, GLPI will refinance approximately $2.7 billion (subject to certain adjustments) of principal amount of Pinnacle debt, with the remaining outstanding debt to be refinanced by OpCo at closing. We entered into an amended and restated commitment letter, dated November 17, 2015 (the “A&R Bridge Commitment Letter”), and a commitment letter, also dated November 17, 2015 (the “Takeout Commitment Letter”), with certain lenders to provide the debt financing required to complete the transactions.

Pursuant to the A&R Bridge Commitment Letter, the lenders have agreed to provide OpCo with financing in an aggregate principal amount of $1.1 billion, comprised of a (i) $900 million senior secured term loan bridge facility and (ii) $200 million senior secured revolving credit facility.

Pursuant to the Takeout Commitment Letter, the lenders have agreed to provide OpCo with financing in an aggregate principal amount of $585 million, comprised of a (i) $185 million senior secured term loan A facility and (ii) $400 million senior secured revolving credit facility (collectively, the “Committed Facilities”). The lenders under the Takeout Commitment Letter have also agreed to use their commercially reasonable efforts to syndicate a $350 million senior secured term loan B facility (together with the Committed Facilities, collectively, the “Takeout Facilities”), which may, at OpCo's election, be increased or decreased by up to $125 million in connection with the anticipated issuance of $300 million in aggregate principal amount of senior unsecured notes by OpCo (the “Senior Notes”) to finance a portion of the transactions, as described in the Takeout Commitment Letter. The principal amount of the Senior Notes may, at OpCo's election, be increased or decreased by up to $125 million. Both the issuance of the Senior Notes and the receipt by the commitment parties under the Takeout Commitment Letter from lenders for the term loan B facility, in each case, on or prior to the closing date of the Merger, are conditions to the availability of the Takeout Facilities.

The commitments provided in the Takeout Commitment Letter (the “Takeout Commitments”) and the commitments provided in the A&R Bridge Commitment Letter (the “Bridge Commitments” and, together with the Takeout Commitments, the “Commitments”) are alternative Commitments and (i) if the Takeout Commitments are funded, the Bridge Commitments will not be funded and will terminate upon the initial funding of the Takeout Commitments and (ii) if the Bridge Commitments are funded, the Takeout Commitments will not be funded and will terminate upon the initial funding of the Bridge Commitments.

Equity Method Investment: As of December 31, 2015, we have invested $2.0 million in Farmworks, a land re-vitalization project in downtown St. Louis, which is accounted for under the equity method and included in “Other assets, net” in our Consolidated Balance Sheets. For the year ended December 31, 2015, our proportional share of Farmworks' losses totaled $0.1 million.

Retama Park Racetrack: We hold 75.5% of the equity of PRP and consolidate the accounts of PRP in our Consolidated Financial Statements. During 2015, we determined that there was an indication of impairment on the intangible assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, for the year ended December 31, 2015, we recorded non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively.

As of December 31, 2015, PRP held $14.1 million in promissory notes issued by Retama Development Corporation (“RDC”), a local government corporation of the city of Selma, Texas. The promissory notes have long-term contractual maturities and are collateralized by the assets of Retama Park Racetrack. The contractual terms of these promissory notes include interest payments due at maturity. We have not recorded accrued interest on these promissory notes because uncertainty exists as to RDC's ability to make interest payments. Additionally, as of December 31, 2015, we held, at amortized cost, $11.3 million in local government corporation bonds issued by RDC. These bonds have long-term contractual maturities, for which, we have both the intent and ability to hold until the amortized cost is recovered. The promissory notes and local government bonds are included in “Other assets, net” in our Consolidated Balance Sheets.

Acquisition of Ameristar Casinos, Inc.: On August 13, 2013, we completed the acquisition of Ameristar pursuant to an Agreement and Plan of Merger, dated December 20, 2012, as amended. Upon completion of the acquisition, Ameristar was merged with and into Pinnacle and ceased to exist as a separate entity. Consequently, the results of operations for the year ended December 31, 2013 include the results of operations of the acquired Ameristar entities for the period from August 13, 2013 to December 31, 2013. The purchase price totaled $1.8 billion (excluding assumed debt) and was comprised of $962.4 million in consideration for Ameristar equity and $878.8 million through the repayment of Ameristar debt.

ACDL Investment: We have a minority ownership interest in Asian Coast Development (Canada), Ltd. (“ACDL”). During 2013, we recorded impairments of approximately $94.0 million, fully impairing the carrying amount of our investment in ACDL. We have discontinued accounting for our investment in ACDL under the equity method and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Note 8—Discontinued Operations and Assets Held for Sale
Assets held for sale are measured at the lower of carrying amount or estimated fair value less cost to sell. The results of operations of a component or group of components that has either been disposed of or is classified as held for sale is included in discontinued operations when certain criteria are met. The fair value of the assets to be sold was determined using a market approach using Level 2 inputs, as defined in Note 1, “Summary of Significant Accounting Policies.”

Lumiére Place Casino and Hotels: In August 2013, we entered into an Equity Interest Purchase Agreement to sell the ownership interests in certain of our subsidiaries, which own and operate the Lumiére Place Casino and Hotels. During 2013, we recorded an impairment charge totaling $144.6 million, to reduce the carrying amount of the assets to their net realizable value, less costs to sell. During 2014, we completed the sale of the ownership interests in these subsidiaries for net cash consideration of $250.3 million. We expect no ongoing financial impact from the Lumiére Place Casino and Hotels.

Boomtown Reno: In August 2014, we closed the sale of the membership interest of PNK (Reno), LLC, which owned 27 acres of the excess land associated with our former Boomtown Reno operations. At closing, we received approximately $3.5 million in cash, resulting in a gain of $2.4 million.

In April 2015, we completed the sale of approximately 783 acres of remaining excess land associated with our former Boomtown Reno operations, with a carrying amount of $8.3 million, for cash consideration of $13.1 million, resulting in a gain on disposition of $4.8 million, net of costs to sell. We expect no ongoing financial impact from our Boomtown Reno operations.

Ameristar Lake Charles: In November 2013, we closed the sale of the equity interests of our subsidiary, which was constructing the Ameristar Lake Charles development project. We received approximately $209.8 million in cash consideration and $10.0 million in deferred consideration in the form of a note receivable from the buyer due in July 2016. The recovery of proceeds from escrow and adjustments to our cost to sell estimates resulted in the recognition of an approximate $2.3 million gain during 2014.

Atlantic City: During the third quarter of 2013, we completed the sale of our land holdings associated with our former Atlantic City operations for total consideration of approximately $29.5 million. We expect no ongoing financial impact from Atlantic City operations.

Total discontinued operations: Revenues and income (loss) from discontinued operations, net of income taxes are as follows:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Revenues	$—	$41.0	$181.3
Operating income (loss)	5.0	4.7	(123.5)
Other non-operating income (loss), net	0.7	0.5	(0.3)
Income (loss) before income taxes	5.7	5.2	(123.8)
Income tax (expense) benefit	(0.2)	0.3	1.2
Income (loss) from discontinued operations, net of income taxes	$5.5	$5.5	$(122.6)

Springfield, Massachusetts: In April 2015, we completed the sale of approximately 40 acres of land in Springfield, Massachusetts, originally purchased by Ameristar for a possible future casino resort, with a carrying amount of $3.5 million, for cash consideration of $12.0 million, resulting in a gain on disposition of $8.4 million, net of costs to sell. This gain is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations.

Central City, Colorado:  We own approximately two acres of land in Central City, Colorado, which is classified as held for sale. During the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges, to reduce the carrying amount of the asset to its estimated fair value less cost to sell. This total impairment charge is included in “Write-downs, reserves and recoveries, net” in our Consolidated Statements of Operations. In October 2015, we entered into a definitive agreement to sell this land for approximately $0.4 million exclusive of costs to sell. As of December 31, 2015, the due diligence period has been extended and the transaction is expected to close at the end of the first quarter of 2016.

Net assets for entities and operations classified as held for sale and assets of discontinued operations are summarized as follows:

	December 31,
	2015	2014
	(in millions)
Assets:
Land, buildings, vessels and equipment, net of accumulated depreciation	$0.3	$11.8
Other assets, net	9.6	9.4
Total assets	$9.9	$21.2
Liabilities:
Total liabilities	—	0.4
Net assets	$9.9	$20.8

Note 9—Goodwill and Other Intangible Assets

During the year ended December 31, 2015, we recorded impairments to goodwill and other intangible assets at Belterra Park, Cactus Petes and Horseshu (“the Jackpot Properties”), Pinnacle Retama Partners, LLC (“PRP”), and HPT.
As a result of our 2015 annual assessment for impairment, we recognized non-cash impairments on the Belterra Park video lottery terminal (“VLT”) license of $27.5 million and the Jackpot Properties' trade name of $0.5 million. Belterra Park opened in May 2014 and recently completed its first full year of operations. During 2015, Belterra Park performed below our expectations, despite improved year-over-year operating results, and in response we revised our long-term operating projections for the property during the fourth quarter of 2015. As a result, our annual impairment testing on the Belterra Park VLT license indicated a non-cash impairment. The Jackpot Properties' impairment is primarily the result of updated assumptions used in the analysis. The fair values of the VLT license and trade name were estimated by using discounted cash flow models, which utilized Level 3 inputs.
During 2015, we determined that there was an indication of impairment on the intangible assets of PRP due to the lack of legislative progress and on-going negative operating results at Retama Park Racetrack. As a result, we recognized non-cash impairments of the goodwill of PRP and the Retama Park Racetrack license of $3.3 million and $5.0 million, respectively, which fully impaired these intangible assets. The estimated fair values of the reporting unit and the license were determined by using probability-weighted discounted cash flow models, which utilized Level 3 inputs.
Additionally, during 2015, we determined that there was an indication of impairment on the intangible assets of HPT due to its operating performance. As a result, we recognized non-cash impairments on its goodwill, trade name, and player relationship intangible assets, of $1.4 million, $0.2 million, and $0.7 million, respectively. The estimated fair values of the reporting unit, trade name, and player relationship were determined by using discounted cash flow models, which utilized Level 3 inputs.
There were no impairments to goodwill or other intangible assets for the year ended December 31, 2014.

There were no impairments to goodwill for the year ended December 31, 2013. However, during 2013, we determined there was an indication of impairment for our Boomtown Bossier City gaming license due to a decrease in forecasted financial performance resulting from new competition, and we recorded an impairment of $10.0 million. The fair value of the license was estimated by using a discounted cash flow model, which utilized Level 3 inputs.

During 2014, we recorded a $50.0 million intangible asset related to Belterra Park's VLT license. We made payments of $25.0 million for Belterra Park's VLT license during 2014 and accrued $25.0 million for the remaining amount, which is included in “Other accrued liabilities” in our Consolidated Balance Sheet as of December 31, 2014. In April 2015, we made our final installment payment of $25.0 million. As noted above, as a result of our 2015 annual assessment for impairment, we recognized a non-cash impairment on this VLT license of $27.5 million.

The following tables set forth changes in the carrying amount of goodwill and other intangible assets:

	December 31, 2015
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Goodwill:		(in millions)
Ameristar acquisition	Indefinite	$860.8	$—	$—	$860.8
Belterra Park	Indefinite	35.8	—	—	35.8
Boomtown New Orleans	Indefinite	16.8	—	—	16.8
Other	Indefinite	5.9	—	(4.7)	1.2
		919.3	—	(4.7)	914.6
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(58.6)	260.0
Trade names	Indefinite	187.2	—	(0.7)	186.5
Racing license	Indefinite	5.0	—	(5.0)	—
		510.8	—	(64.3)	446.5
Amortizing Intangible Assets:
Player relationships	4	75.1	(45.5)	(0.7)	28.9
Favorable leasehold interests	30	4.4	(0.3)	—	4.1
		79.5	(45.8)	(0.7)	33.0
Total Goodwill and Other Intangible Assets		$1,509.6	$(45.8)	$(69.7)	$1,394.1

	December 31, 2014
	Weighted Average Remaining Useful Life (years)	Gross Carrying Amount	Cumulative Amortization	Cumulative Impairment Losses	Intangible Assets, Net
Goodwill:		(in millions)
Ameristar acquisition	Indefinite	$860.8	$—	$—	$860.8
Belterra Park	Indefinite	35.8	—	—	35.8
Boomtown New Orleans	Indefinite	16.8	—	—	16.8
Other	Indefinite	5.9	—	—	5.9
		919.3	—	—	919.3
Indefinite-lived Intangible Assets:
Gaming licenses	Indefinite	318.6	—	(31.1)	287.5
Trade names	Indefinite	187.2	—	—	187.2
Racing license	Indefinite	5.0	—	—	5.0
		510.8	—	(31.1)	479.7
Amortizing Intangible Assets:
Player relationships	5	75.1	(29.7)	—	45.4
Favorable leasehold interests	31	4.4	(0.2)	—	4.2
		79.5	(29.9)	—	49.6
Total Goodwill and Other Intangible Assets		$1,509.6	$(29.9)	$(31.1)	$1,448.6

The goodwill allocated to the Midwest segment, the South segment, and the West segment, was $586.9 million, $248.3 million and $78.2 million, respectively, as of December 31, 2015 and December 31, 2014.

Player relationships are being amortized on an accelerated basis over an approximate weighted average remaining useful life of 4 years. Favorable leasehold interests are being amortized on a straight-line basis over an approximate weighted average remaining useful life of 30 years.

The aggregate amortization expense for amortizing intangible assets was $15.9 million, $20.8 million, and $9.0 million, for the years ended December 31, 2015, 2014, and 2013. Estimated future annual amortization is as follows:

	Player Relationships	Favorable Leasehold Interests	Total
	(in millions)
Year ended December 31:
2016	$11.8	$0.1	$11.9
2017	8.7	0.1	8.8
2018	6.3	0.1	6.4
2019	2.0	0.1	2.1
2020	0.1	0.1	0.2
Thereafter	—	3.6	3.6
Total	$28.9	$4.1	$33.0

Note 10—Write-downs, Reserves and Recoveries, Net

Write-downs, reserves and recoveries, net, consist of the following:

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Loss on disposals of long-lived assets, net	$0.3	$3.5	$2.8
Lease abandonment	—	3.0	—
Impairment of long-lived assets	3.2	—	2.9
Other	(0.8)	(0.1)	1.6
Write-downs, reserves and recoveries, net	$2.7	$6.4	$7.3

Loss on disposals of long-lived assets, net: During the year ended December 31, 2015, we recorded a gain on the sale of land in Springfield, Massachusetts of $8.4 million. Additionally, during the years ended December 31, 2015, 2014, and 2013, we recorded net losses of $8.7 million, $3.5 million, and $2.8 million, respectively, related primarily to disposals of furniture, fixtures and equipment at our properties in the normal course of business.

Lease abandonment: During the year ended December 31, 2014, we recorded a $3.0 million lease abandonment charge from the consolidation of our Las Vegas headquarters.

Impairment of long-lived assets: During the year ended December 31, 2015, we recorded a total of $3.0 million in non-cash impairment charges on our land in Central City, Colorado to reduce the carrying amount of the asset to its estimated fair value less cost to sell. During the year ended December 31, 2013, we recorded a non-cash impairment charge of $1.5 million related to a decline in value of some of our excess land. Additionally, during the years ended December 31, 2015 and 2013, we recorded non-cash impairments of furniture, fixtures and equipment at our properties.

Note 11—Commitments and Contingencies

Self-Insurance: We self-insure various levels of general liability and workers' compensation at all of our properties and medical coverage at most of our properties. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of claims not yet made. As of December 31, 2015, and 2014, we had total self-insurance accruals of $25.5 million and $24.4 million, respectively, which are included in “Total current liabilities” in our Consolidated Balance Sheets.

Indiana Tax Dispute: In 2008, the IDR commenced an examination of our Indiana income tax filings for the 2005 to 2007 period. In 2010, we received a proposed assessment in the amount of $7.3 million, excluding interest and penalties. We filed a protest requesting abatement of all taxes, interest and penalties and had two hearings with the IDR where we provided additional facts and support. At issue was whether income and gains from certain asset sales, including the sale of the Hollywood Park Racetrack in 1999, and other transactions outside of Indiana, such as the Aztar merger termination fee in 2006, which we reported on our Indiana state tax returns for the years 2000 through 2007, resulted in business income subject to apportionment. In April 2012, we received a supplemental letter of findings from the IDR that denied our protest on most counts. In the supplemental letter of findings, the IDR did not raise any new technical arguments or advance any new theory that would alter our judgment regarding the recognition or measurement of the unrecognized tax benefit related to this audit. In June 2012, we filed a tax appeal petition with the Indiana Tax Court to set aside the final assessment. In August 2013, we filed a motion for partial summary judgment on the 1999 Hollywood Park sale. We asked the court to grant summary judgment in our favor based on the technical merit of Indiana tax law. In January 2014, oral arguments were heard at the Indiana Tax Court regarding our motion for summary judgment. In June 2015, the Indiana Tax Court denied our motion for summary judgment and set the case for trial.

Other:  We are a party to a number of pending legal proceedings. Management does not expect that the outcome of such proceedings, either individually or in the aggregate, will have a material effect on our financial position, cash flows or results of operations.

Note 12—Consolidating Condensed Financial Information

Our subsidiaries (excluding subsidiaries with approximately $41.4 million in cash and other assets as of December 31, 2015, that include a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries) have fully, unconditionally, jointly, and severally guaranteed the payment of all obligations under our senior and senior subordinated notes and our Credit Facility. Separate financial statements and other disclosures regarding the subsidiary guarantors are not included herein because management has determined that such information is not material to investors. In lieu thereof, we include the following:

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Operations
For the year ended December 31, 2015
Revenues:
Gaming	$—	$2,048.3	$—	$—	$2,048.3
Food and beverage	—	125.8	—	—	125.8
Lodging	—	51.0	—	—	51.0
Retail, entertainment and other	0.1	66.7	—	—	66.8
	0.1	2,291.8	—	—	2,291.9
Expenses:
Gaming	—	1,094.8	—	—	1,094.8
Food and beverage	—	118.3	—	—	118.3
Lodging	—	25.0	—	—	25.0
Retail, entertainment and other	—	28.5	—	—	28.5
General and administrative	94.0	331.9	0.2	—	426.1
Depreciation and amortization	10.4	232.1	—	—	242.5
Pre-opening, development and other costs	13.9	0.2	0.1	—	14.2
Impairment of goodwill	—	1.4	3.3	—	4.7
Impairment of other intangible assets	—	28.9	5.0	—	33.9
Write downs, reserves, recoveries, net	1.7	0.9	0.1	—	2.7
	120.0	1,862.0	8.7	—	1,990.7
Operating income (loss)	(119.9)	429.8	(8.7)	—	301.2
Equity in earnings of subsidiaries	288.2	—	—	(288.2)	—
Interest expense, net	(244.3)	(0.1)	—	—	(244.4)
Loss from equity method investment	—	—	(0.1)	—	(0.1)
Income (loss) from continuing operations before inter-company activity and income taxes	(76.0)	429.7	(8.8)	(288.2)	56.7
Management fee and inter-company interest	139.5	(139.5)	—	—	—
Income tax expense	(14.6)	—	—	—	(14.6)
Income (loss) from continuing operations	48.9	290.2	(8.8)	(288.2)	42.1
Income from discontinued operations, net of income taxes	—	5.5	—	—	5.5
Net income (loss)	48.9	295.7	(8.8)	(288.2)	47.6
Net loss attributable to non-controlling interest	—	—	(1.3)	—	(1.3)
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$48.9	$295.7	$(7.5)	$(288.2)	$48.9

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2014
Revenues:
Gaming	$—	$1,974.4	$—	$—	$1,974.4
Food and beverage	—	118.4	—	—	118.4
Lodging	—	50.6	—	—	50.6
Retail, entertainment and other	0.1	67.0	—	—	67.1
	0.1	2,210.4	—	—	2,210.5
Expenses:
Gaming	—	1,056.9	—	—	1,056.9
Food and beverage	—	110.4	—	—	110.4
Lodging	—	24.0	—	—	24.0
Retail, entertainment and other	—	27.0	—	—	27.0
General and administrative	96.2	324.9	0.3	—	421.4
Depreciation and amortization	8.5	232.5	—	—	241.0
Pre-opening, development and other costs	4.3	8.3	0.3	—	12.9
Write downs, reserves, recoveries, net	4.2	2.2	—	—	6.4
	113.2	1,786.2	0.6	—	1,900.0
Operating income (loss)	(113.1)	424.2	(0.6)	—	310.5
Equity in earnings of subsidiaries	292.5	—	—	(292.5)	—
Interest (expense) and non-operating income, net	(255.4)	2.7	—	—	(252.7)
Loss on early extinguishment of debt	(8.2)	—	—	—	(8.2)
Loss from equity method investment	—	—	(0.2)	—	(0.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(84.2)	426.9	(0.8)	(292.5)	49.4
Management fee and inter-company interest	149.8	(149.8)	—	—	—
Income tax (expense) benefit	(21.8)	10.7	—	—	(11.1)
Income (loss) from continuing operations	43.8	287.8	(0.8)	(292.5)	38.3
Income from discontinued operations, net of income taxes	—	5.5	—	—	5.5
Net income (loss)	$43.8	$293.3	$(0.8)	$(292.5)	$43.8

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2013
Revenues:
Gaming	$—	$1,327.3	$—	$—	$1,327.3
Food and beverage	—	78.9	—	—	78.9
Lodging	—	31.3	—	—	31.3
Retail, entertainment and other	0.1	50.2	—	—	50.3
	0.1	1,487.7	—	—	1,487.8
Expenses:
Gaming	—	733.5	—	—	733.5
Food and beverage	—	69.8	—	—	69.8
Lodging	—	14.8	—	—	14.8
Retail, entertainment and other	—	23.3	—	—	23.3
General and administrative	63.1	223.8	0.5	—	287.4
Depreciation and amortization	6.5	142.0	—	—	148.5
Pre-opening, development and other costs	86.2	2.1	0.7	—	89.0
Impairment of other intangible assets	—	10.0	—	—	10.0
Write downs, reserves, recoveries, net	1.1	4.5	1.6	—	7.2
	156.9	1,223.8	2.8	—	1,383.5
Operating income (loss)	(156.8)	263.9	(2.8)	—	104.3
Equity in earnings of subsidiaries	(16.1)	—	—	16.1	—
Interest (expense) and non-operating income, net	(177.4)	7.7	—	—	(169.7)
Loss on early extinguishment of debt	(30.8)	—	—	—	(30.8)
Loss from equity method investment	—	—	(92.2)	—	(92.2)
Income (loss) from continuing operations before inter-company activity and income taxes	(381.1)	271.6	(95.0)	16.1	(188.4)
Management fee and inter-company interest	70.1	(70.1)	—	—	—
Income tax benefit	55.1	—	—	—	55.1
Income (loss) from continuing operations	(255.9)	201.5	(95.0)	16.1	(133.3)
Loss from discontinued operations, net of income taxes	—	(122.5)	(0.1)	—	(122.6)
Net income (loss)	$(255.9)	$79.0	$(95.1)	$16.1	$(255.9)

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Balance Sheets
As of December 31, 2015
Current assets, excluding discontinued operations	$33.5	$190.4	$9.8	$(10.0)	$223.7
Property and equipment, net	23.9	2,826.9	5.2	—	2,856.0
Goodwill	—	914.6	—	—	914.6
Intangible assets, net	—	479.5	—	—	479.5
Other non-current assets	17.7	3.1	26.4	—	47.2
Investment in subsidiaries	4,636.6	—	—	(4,636.6)	—
Assets of discontinued operations held for sale	0.3	9.6	—	—	9.9
Inter-company	—	703.3	—	(703.3)	—
Total assets	$4,712.0	$5,127.4	$41.4	$(5,349.9)	$4,530.9
Current liabilities	$96.5	$239.8	$—	$(10.0)	$326.3
Long-term debt less current portion	3,616.6	0.1	—	—	3,616.7
Other non-current liabilities	(56.6)	281.0	—	—	224.4
Inter-company	702.1	—	1.2	(703.3)	—
Total liabilities	4,358.6	520.9	1.2	(713.3)	4,167.4
Total Pinnacle stockholders' equity	353.4	4,606.5	30.1	(4,636.6)	353.4
Non-controlling interest	—	—	10.1	—	10.1
Total equity	353.4	4,606.5	40.2	(4,636.6)	363.5
Total liabilities and stockholders' equity	$4,712.0	$5,127.4	$41.4	$(5,349.9)	$4,530.9

As of December 31, 2014
Current assets, excluding discontinued operations	$73.4	$184.5	$23.3	$(23.3)	$257.9
Property and equipment, net	34.3	2,977.2	5.4	—	3,016.9
Goodwill	—	916.0	3.3	—	919.3
Intangible assets, net	—	524.3	5.0	—	529.3
Other non-current assets	28.8	4.6	24.4	—	57.8
Investment in subsidiaries	4,470.8	—	—	(4,470.8)	—
Assets of discontinued operations held for sale	3.6	17.7	—	—	21.3
Inter-company	—	352.0	—	(352.0)	—
Total assets	$4,610.9	$4,976.3	$61.4	$(4,846.1)	$4,802.5
Current liabilities, excluding discontinued operations	$100.8	$273.1	$—	$(23.3)	$350.6
Long-term debt less current portion	3,944.3	0.1	—	—	3,944.4
Other non-current liabilities	(63.0)	280.7	—	—	217.7
Liabilities of discontinued operations held for sale	—	0.4	—	—	0.4
Inter-company	350.8	—	1.2	(352.0)	—
Total liabilities	4,332.9	554.3	1.2	(375.3)	4,513.1
Total Pinnacle stockholders' equity	278.0	4,422.0	48.8	(4,470.8)	278.0
Non-controlling interest	—	—	11.4	—	11.4
Total equity	278.0	4,422.0	60.2	(4,470.8)	289.4
Total liabilities and stockholders' equity	$4,610.9	$4,976.3	$61.4	$(4,846.1)	$4,802.5

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
Statements of Cash Flows
For the year ended December 31, 2015
Cash provided by operating activities	$297.5	$108.6	$2.1	$—	$408.2
Capital expenditures	(4.3)	(79.7)	—	—	(84.0)
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Net proceeds from dispositions of discontinued operations and assets held for sale	—	25.1	—	—	25.1
Restricted cash	5.7	—	—	—	5.7
Loans receivable	—	—	(2.1)	—	(2.1)
Inter-company transfers of proceeds from sales of discontinued operations held for sale and other	25.1	(24.7)	—	—	0.4
Cash provided by (used in) investing activities	26.5	(104.3)	(2.1)	—	(79.9)
Proceeds from credit facility	466.7	—	—	—	466.7
Repayments under credit facility	(803.2)	—	—	—	(803.2)
Other	7.5	—	—	—	7.5
Cash used in financing activities	(329.0)	—	—	—	(329.0)
Change in cash and cash equivalents	(5.0)	4.3	—	—	(0.7)
Cash and cash equivalents, beginning of period	6.4	158.3	—	—	164.7
Cash and cash equivalents, end of period	$1.4	$162.6	$—	$—	$164.0

For the year ended December 31, 2014
Cash provided by (used in) operating activities	$119.3	$234.4	$(25.2)	$—	$328.5
Capital expenditures	(12.0)	(218.8)	—	—	(230.8)
Purchase of intangible asset	—	(25.0)	—	—	(25.0)
Escrow and deposit refund	—	25.0	—	—	25.0
Net proceeds from dispositions of discontinued operations and assets held for sale	—	258.5	—	—	258.5
Restricted cash	5.9	—	—	—	5.9
Inter-company transfers of proceeds from sales of discontinued operations held for sale and other	260.2	(258.1)	(2.5)	—	(0.4)
Cash provided by (used in) investing activities	254.1	(218.4)	(2.5)	—	33.2
Proceeds from credit facility	291.7	—	—	—	291.7
Repayments under credit facility	(693.0)	—	—	—	(693.0)
Other	5.7	—	—	—	5.7
Cash used in financing activities	(395.6)	—	—	—	(395.6)
Change in cash and cash equivalents	(22.2)	16.0	(27.7)	—	(33.9)
Cash and cash equivalents, beginning of period	28.6	142.3	27.7	—	198.6
Cash and cash equivalents, end of period	$6.4	$158.3	$—	$—	$164.7

				Consolidating	Pinnacle
	Pinnacle	100% Owned	Non-	and	Entertainment,
	Entertainment,	Guarantor	Guarantor	Eliminating	Inc.
	Inc.	Subsidiaries(a)	Subsidiaries(b)	Entries	Consolidated
	(in millions)
For the year ended December 31, 2013
Cash provided by (used in) operating activities	$(1,754.5)	$1,895.5	$20.1	$—	$161.1
Capital expenditures and land additions	(5.8)	(286.8)	—	—	(292.6)
Purchase of held-to-maturity debt securities, net	4.4	—	(5.9)	—	(1.5)
Net proceeds from dispositions of discontinued operations and assets held for sale	—	205.7	—	—	205.7
Loans receivable, net	—	—	(6.9)	—	(6.9)
Payment for business combination	—	(1,749.7)	—	—	(1,749.7)
Other	0.5	4.1	(2.4)	—	2.2
Cash used in investing activities	(0.9)	(1,826.7)	(15.2)	—	(1,842.8)
Proceeds from credit facility	2,168.8	—	—	—	2,168.8
Repayments under credit facility	(15.1)	—	—	—	(15.1)
Proceeds from issuance of long-term debt	850.0	—	—	—	850.0
Repayments of long-term debt	(1,190.3)	—	—	—	(1,190.3)
Other	(34.9)	—	—	—	(34.9)
Cash provided by financing activities	1,778.5	—	—	—	1,778.5
Change in cash and cash equivalents	23.1	68.8	4.9	—	96.8
Cash and cash equivalents, beginning of period	5.5	73.5	22.8	—	101.8
Cash and cash equivalents, end of period	$28.6	$142.3	$27.7	$—	$198.6

(a)
As of December 31, 2015, the following material subsidiaries are identified as guarantors of our senior and senior subordinated notes: Belterra Resort Indiana, LLC; Boomtown, LLC; Casino Magic, LLC; Louisiana-I Gaming; PNK (Baton Rouge) Partnership; PNK (BOSSIER CITY), Inc.; PNK Development 7, LLC; PNK Development 8, LLC; PNK Development 9, LLC; PNK (LAKE CHARLES), L.L.C.; PNK (Ohio), LLC; PNK (Ohio) II, LLC; PNK (Ohio) III, LLC; PNK (River City), LLC; PNK (SAM), LLC; PNK (SAZ), LLC; Ameristar Casino Black Hawk, Inc.; Ameristar Casino Council Bluffs, LLC; Ameristar Casino St. Charles, Inc.; Ameristar Casino Kansas City, Inc.; Ameristar Casino Vicksburg, Inc.; Cactus Pete’s, Inc.; Ameristar East Chicago Holdings, LLC; and Ameristar Casino East Chicago, LLC. In addition, certain other immaterial subsidiaries are also guarantors of our senior and senior subordinated notes.

(b)
Guarantor subsidiaries of our senior and senior subordinated notes exclude subsidiaries with approximately $41.4 million in cash and other assets as of December 31, 2015, that include a subsidiary that owns a majority interest in the licensee of Retama Park Racetrack and certain other subsidiaries.

Note 13—Segment Information
We view each of our operating properties as an operating segment with the exception of our two properties in Jackpot, Nevada, which we view as one operating segment. Operating segments are aggregated based on their similar economic characteristics, types of customers, types of services provided, the regulatory environments in which they operate, and their management and reporting structure. We have aggregated our operating segments into three reportable segments based on the similar characteristics of the operating segments within the regions in which they operate: Midwest, South, and West. Corporate expenses and other is included in the following segment disclosures to reconcile to consolidated results.
We use Consolidated Adjusted EBITDA (as defined below) and Adjusted EBITDA (as defined below) for each reportable segment to compare operating results and allocate resources. The following table highlights our Adjusted EBITDA for each reportable segment and reconciles Consolidated Adjusted EBITDA to Income (loss) from continuing operations for the years ended December 31, 2015, 2014, and 2013.

	For the year ended December 31,
	2015	2014	2013
	(in millions)
Revenues:
Midwest segment (a)	$1,265.6	$1,185.2	$650.9
South segment (a)	793.3	801.9	748.1
West segment (a)	226.6	216.0	82.9
	2,285.5	2,203.1	1,481.9
Corporate and other (c)	6.4	7.4	6.0
Total revenues	$2,291.9	$2,210.5	$1,487.9
Adjusted EBITDA (b):
Midwest segment (a)	$379.3	$348.4	$183.7
South segment (a)	239.0	244.4	213.5
West segment (a)	81.7	78.2	27.7
	700.0	671.0	424.9
Corporate expenses and other (c)	(83.0)	(86.2)	(54.3)
Consolidated Adjusted EBITDA (b)	$617.0	$584.8	$370.6

Other benefits (costs):
Depreciation and amortization	(242.5)	(241.1)	(148.5)
Pre-opening, development and other costs	(14.2)	(13.0)	(89.0)
Non-cash share-based compensation	(17.8)	(13.9)	(11.5)
Impairment of goodwill	(4.7)	—	—
Impairment of other intangible assets	(33.9)	—	(10.0)
Write-downs, reserves and recoveries, net	(2.7)	(6.4)	(7.3)
Interest expense, net	(244.4)	(252.6)	(169.8)
Loss from equity method investment	(0.1)	(0.2)	(92.2)
Loss on early extinguishment of debt	—	(8.2)	(30.8)
Income tax (expense) benefit	(14.6)	(11.1)	55.1
Income (loss) from continuing operations	$42.1	$38.3	$(133.4)

Capital expenditures:
Midwest segment (a)	$45.6	$158.2	$139.4
South segment (a)	24.1	51.0	77.8
West segment (a)	9.9	7.7	1.7
Corporate and other, including development projects and discontinued operations	4.4	13.9	73.7
	$84.0	$230.8	$292.6

	December 31,
	2015	2014
	(in millions)
Assets:
Midwest segment (a)	$2,664.3	$2,758.1
South segment (a)	1,232.6	1,294.8
West segment (a)	540.0	546.6
Corporate and other, including development projects and discontinued operations	614.6	977.0
Eliminations	(520.6)	(774.0)
	$4,530.9	$4,802.5

(a)	See Note 1, “Summary of Significant Accounting Policies,” for a listing of properties included in each reportable segment.

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

(c)
Corporate and other includes revenues from Retama Park Racetrack (which we manage) and the HPT. Corporate expenses represent unallocated payroll, professional fees, travel expenses and other general and administrative expenses not directly related to our casino and hotel operations. Beginning in the third quarter of 2013, we changed the methodology used to allocate corporate expenses to our reportable segments. Historically, we allocated direct and some indirect expenses incurred at the corporate headquarters to each property. Expenses incurred at the corporate headquarters that were related to property operations, but not directly attributable to a specific property, were allocated, typically on a pro rata basis, to each property. Only the remaining corporate expenses that were not related to an operating property were retained in the Corporate expense category. Under our new methodology, only corporate expenses that are directly attributable to a property are allocated to each applicable property. All other costs incurred relating to management and consulting services provided by corporate headquarters to the properties are now allocated to those properties based on their respective share of the monthly consolidated net revenues in the form of a management fee. The corporate management fee is excluded in the calculation of segment Adjusted EBITDA and is completely eliminated in any consolidated financial results. The change in methodology increases Adjusted EBITDA and the related margin for the reportable segments with a corresponding increase in corporate expense, resulting in no impact to Consolidated Adjusted EBITDA. Other includes expenses relating to the management of Retama Park Racetrack and the operation of HPT.

Note 14—Quarterly Financial Information (Unaudited)
The following is a summary of unaudited quarterly financial data for the years ended December 31, 2015 and 2014:

	2015
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$558.4	$578.6	$582.0	$572.8
Operating income (a)	46.0	80.9	81.2	93.1
Income (loss) from continuing operations	(14.2)	13.5	15.8	27.1
Income from discontinued operations, net of income taxes	0.3	0.3	4.7	0.2
Net income (loss)	(13.9)	13.8	20.5	27.3
Net loss attributable to non-controlling interest	—	—	(1.3)	—
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$(13.9)	$13.8	$21.8	$27.3
Per Share Data—Basic (b)
Income (loss) from continuing operations	$(0.23)	$0.22	$0.28	$0.45
Income from discontinued operations, net of income taxes	—	—	0.08	—
Net income (loss)—basic	$(0.23)	$0.22	$0.36	$0.45
Per Share Data—Diluted (b)
Income (loss) from continuing operations	$(0.23)	$0.22	$0.27	$0.44
Income from discontinued operations, net of income taxes	—	—	0.07	—
Net income (loss)—diluted	$(0.23)	$0.22	$0.34	$0.44

	2014
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	(in millions, except per share data)
Revenues	$554.3	$568.3	$555.2	$532.8
Operating income (a)	78.7	77.2	66.8	87.7
Income (loss) from continuing operations	14.2	7.7	(2.3)	18.7
Income from discontinued operations, net of income taxes	0.4	4.8	—	0.3
Net income (loss)	14.6	12.5	(2.3)	19.0
Net income (loss) attributable to Pinnacle Entertainment, Inc.	$14.6	$12.5	$(2.3)	$19.0
Per Share Data—Basic (b)
Income (loss) from continuing operations	$0.24	$0.13	$(0.04)	$0.32
Income from discontinued operations, net of income taxes	0.01	0.08	—	—
Net income (loss)—basic	$0.25	$0.21	$(0.04)	$0.32
Per Share Data—Diluted (b)
Income (loss) from continuing operations	$0.23	$0.13	$(0.04)	$0.31
Income from discontinued operations, net of income taxes	0.01	0.08	—	—
Net income (loss)—diluted	$0.24	$0.21	$(0.04)	$0.31

(a)	Among other items, the estimates inherent in the accounting process can impact quarterly comparability.

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
(a) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation, the Company’s management, including the CEO and the CFO, concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective, in that they provide a reasonable level of assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, management has concluded that, as of such date, the Company’s internal control over financial reporting was effective.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Ernst & Young LLP has issued an audit report on the effectiveness of our internal control over financial reporting. This report follows in Item 9A(c).

(c) Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Pinnacle Entertainment, Inc. and subsidiaries:

We have audited Pinnacle Entertainment, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pinnacle Entertainment, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pinnacle Entertainment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pinnacle Entertainment, Inc. and subsidiaries as of December 31, 2015 and 2014, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Pinnacle Entertainment, Inc. and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2016

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, under the captions “Election of Directors—General,” “Election of Directors—Information Regarding the Director Nominees,” “Election of Directors—Executive Officers,” “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors—Code of Ethical Business Conduct,” and the information regarding our audit committee and our audit committee financial expert in “Election of Directors—Board Meetings and Board Committees” and is incorporated herein by reference; provided the transaction with GLPI has not closed by that time.

Item 11.	Executive Compensation
The information required under this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, under the captions “Election of Directors—Director Compensation”, “Election of Directors—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation—Compensation Committee Report” and “Executive Compensation” and is incorporated herein by reference; provided the transaction with GLPI has not closed by that time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, under the captions “Election of Directors—Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information at Fiscal Year-End” and is incorporated herein by reference; provided the transaction with GLPI has not closed by that time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, under the captions “Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons” and “Election of Directors—Director Independence” and is incorporated herein by reference; provided the transaction with GLPI has not closed by that time.

Item 14.	Principal Accountant Fees and Services
The information required under this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015, under the caption “Ratification of Appointment of Independent Auditors—Audit and Related Fees” and is incorporated herein by reference; provided the transaction with GLPI has not closed by that time.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report.

1.	Consolidated Financial Statements and Supplementary Data: The following financial statements are included herein under Item 8 of Part II of this report, “Financial Statements and Supplementary Data”:
2.Financial Statement Schedule

Page Number
Schedule II — Valuation and Qualifying Accounts	110
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

2.13
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641). ††

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

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

4.3†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

4.4†
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

4.6†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.7†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.8†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.9†
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

4.12†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant) is hereby incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

4.13†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant) is hereby incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

4.14†
Form of Performance Share Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.15†
Form of Performance Share Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.16†
Form of Performance Share Agreement for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

4.17†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2014. (SEC File No. 001-13641).

4.18†
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

4.20†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.21†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.22†
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

4.24†
Form of Stock Option Agreement for Team Members (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 20, 2014. (SEC File No. 001-13641).

4.25†
Form of Performance Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2015. (SEC File No. 001-13641).

4.26†
Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

4.27†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.28†
Form of Director Stock Option Grant Notice and Option Agreements for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.29†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan. is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.30†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.31
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.32
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

4.34
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
4.35
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

4.36
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

4.37
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

4.38
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

4.39
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

4.40
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.41
Form of 7.50% senior note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.42
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

4.44
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

Exhibit
Number	Description of Exhibit
4.47
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

4.48
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is hereby incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.49
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.50
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.51
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

4.52
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

4.53
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

4.54
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is hereby incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.55
Form of 7.75% Senior Subordinated Note due 2022 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.56
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

10.2
Commitment Letter, dated as of November 17, 2015, among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Fifth Third Bank, U.S. Bank National Association, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2015. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.3
Amended and Restated Bridge Commitment Letter, dated as of November 17, 2015, among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Fifth Third Bank, U.S. Bank National Association, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2015. (SEC File No. 001-13641).

10.4†
Employment Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.5†
First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.6†*	Second Amendment to Employment Agreement, dated as of December 21, 2015, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo.

10.7†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.8†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.9†*	First Amendment to Employment Agreement, dated as of December 21, 2015, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

10.10†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.11†
First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.12†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.13†
First Amendment to Employment Agreement, dated December 18, 2014, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.14†*	Second Amendment to Employment Agreement, dated as of December 21, 2015, between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.15†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.16†*	Summary of Director Compensation.

10.17	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit

10.18†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.19†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.20†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

10.21
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

10.22
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

10.23
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.24
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.25
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.26
Amendment Number One to Ground Lease Agreement dated as of May 27, 2005, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.27
Amendment Number Two to Ground Lease Agreement dated as of March 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.28
Third Amendment to Ground Lease Agreement dated as of July 1, 2011, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.29
Fourth Amendment to Ground Lease Agreement dated as of October 17, 2014, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.30
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

10.40
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.41
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

10.42
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.43
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.9 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 000-22494).

10.44
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.21 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-22494).

10.45
Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc. is hereby incorporated by reference to Exhibit 10.12 and Exhibit 99.1 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 000-22494).

10.46
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

10.47
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on June 7, 2011. (SEC File No. 000-22494).

10.48
Tax Matters Agreement, dated July 20, 2015, by and between Gaming and Leisure Properties, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.49
Voting Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Peter M. Carlino and the Carlino Family Trust is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.50
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

11*	Statement re: Computation of Per Share Earnings.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	Subsidiaries of Pinnacle Entertainment, Inc.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit
Number	Description of Exhibit

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

99.1*	Government Regulations and Gaming Issues.

99.2
Form of Power of Attorney for the Designation and Appointment of a Trustee For the Purposes of Conducting Casino Gambling Operations as required by the Indiana Gaming Commission is hereby incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 001-13641).

101**
Financial statements from Pinnacle Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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

PINNACLE ENTERTAINMENT, INC. (Registrant)
Date:	February 29, 2016	By:	/s/ Anthony M. Sanfilippo
Anthony M. Sanfilippo
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Anthony M. Sanfilippo	Date:	February 29, 2016
Anthony M. Sanfilippo
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Carlos A. Ruisanchez	Date:	February 29, 2016
Carlos A. Ruisanchez
President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Charles L. Atwood	Date:	February 29, 2016
Charles L. Atwood
Director

By:	/s/ Stephen C. Comer	Date:	February 29, 2016
Stephen C. Comer
Director

By:	/s/ Bruce A. Leslie	Date:	February 29, 2016
Bruce A. Leslie
Director

By:	/s/ James L. Martineau	Date:	February 29, 2016
James L. Martineau
Director

By:	/s/ Desirée Rogers	Date:	February 29, 2016
Desirée Rogers
Director

By:	/s/ Jaynie Miller Studenmund	Date:	February 29, 2016
Jaynie Miller Studenmund
Director

PINNACLE ENTERTAINMENT, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2013, 2014 and 2015
(amounts in thousands)

	As of	2013		As of	2014		As of	2015		As of
Description	1/1/2013	Additions	Deductions	12/31/2013	Additions	Deductions	12/31/2014	Additions	Deductions	12/31/2015
Allowance for doubtful accounts	$7,308	$2,190	$(4,320)	$5,178	$2,363	$(2,578)	$4,963	$6,124	$(1,642)	$9,445

PINNACLE ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
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

2.13
Agreement and Plan of Merger, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Gaming and Leisure Properties, Inc. and Gold Merger Sub, LLC is hereby incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641). ††

3.1
Restated Certificate of Incorporation of Pinnacle Entertainment, Inc., as amended, is hereby incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed on May 9, 2005. (SEC File No. 001-13641).

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

4.3†
Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

4.4†
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

4.6†
Form of Online Stock Option Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended (Team Member), is hereby incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8 filed on September 24, 2012. (SEC File No. 333-184044).

4.7†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 4.22 to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.8†
Form of Online Director Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012. (SEC File No. 001-13641).

4.9†
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

4.12†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Automatic Grant) is hereby incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

4.13†
Form of Online Other Stock Unit Award Grant Notice and Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, and Annual Incentive Plan (Elected Grant) is hereby incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

4.14†
Form of Performance Share Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2013. (SEC File No. 001-13641).

4.15†
Form of Performance Share Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.16†
Form of Performance Share Agreement for Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended is hereby incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

4.17†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 15, 2014. (SEC File No. 001-13641).

4.18†
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

4.20†
Nonqualified Stock Option Agreement dated as of March 14, 2010, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 18, 2010. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
4.21†
Nonqualified Stock Option Agreement dated as of August 1, 2008, by and between Pinnacle Entertainment, Inc. and Carlos Ruisanchez is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. (SEC File No. 001-13641).

4.22†
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

4.24†
Form of Stock Option Agreement for Team Members (Outside the 2005 Plan) is hereby incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on June 20, 2014. (SEC File No. 001-13641).

4.25†
Form of Performance Unit Award Agreement for the Pinnacle Entertainment, Inc. 2005 Equity and Performance Incentive Plan, As Amended, is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2015. (SEC File No. 001-13641).

4.26†
Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

4.27†
Form of Executive and Team Member Stock Option Grant Notice and Option Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.28†
Form of Director Stock Option Grant Notice and Option Agreements for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.29†
Form of Executive and Team Member Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan. is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.30†
Form of Director Restricted Stock Unit Grant Notice and Agreement for the Pinnacle Entertainment, Inc. 2015 Equity and Performance Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 9, 2015. (SEC File No. 001-13641).

4.31
Indenture dated as of August 5, 2013, governing the 6.375% Senior Notes due 2021, by and between PNK Finance Corp. and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2013. (SEC File No. 001-13641).

4.32
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

4.34
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
4.35
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

4.36
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

4.37
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

4.38
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

4.39
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

4.40
Joinder Agreement, dated August 13, 2013, by and among Pinnacle Entertainment, Inc. and the guarantors that are signatories thereto is hereby incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.41
Form of 7.50% senior note due 2021 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 of the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on April 19, 2011. (SEC File No. 000-22494).

4.42
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

4.44
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

Exhibit
Number	Description of Exhibit
4.47
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

4.48
Sixth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 8.75% senior subordinated notes due 2020 is hereby incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.49
Form of 8.75% Senior Subordinated Note due 2020 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 12, 2010. (SEC File No. 001-13641).

4.50
Indenture dated as of March 19, 2012, governing the 7.75% Senior Subordinated Notes due 2022, by and among Pinnacle Entertainment, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.51
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

4.52
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

4.53
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

4.54
Fourth Supplemental Indenture, dated as of August 13, 2013, by and among Pinnacle Entertainment, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to 7.75% senior subordinated notes due 2022 is hereby incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

4.55
Form of 7.75% Senior Subordinated Note due 2022 is hereby incorporated by reference to Exhibit A contained in Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 19, 2012. (SEC File No. 001-13641).

4.56
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

10.2
Commitment Letter, dated as of November 17, 2015, among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Fifth Third Bank, U.S. Bank National Association, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2015. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.3
Amended and Restated Bridge Commitment Letter, dated as of November 17, 2015, among Pinnacle Entertainment, Inc., JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, Fifth Third Bank, U.S. Bank National Association, Credit Agricole Corporate and Investment Bank, Deutsche Bank AG New York Branch, Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc., Wells Fargo Bank, National Association and Wells Fargo Securities, LLC is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2015. (SEC File No. 001-13641).

10.4†
Employment Agreement, dated as of August 18, 2014, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 21, 2014. (SEC File No. 001-13641).

10.5†
First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo is hereby incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.6†*	Second Amendment to Employment Agreement, dated as of December 21, 2015, between Pinnacle Entertainment, Inc. and Anthony M. Sanfilippo.

10.7†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and John A. Godfrey is hereby incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.8†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Neil E. Walkoff is hereby incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.9†*	First Amendment to Employment Agreement, dated as of December 21, 2015, between Pinnacle Entertainment, Inc. and Neil E. Walkoff.

10.10†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.11†
First Amendment to Employment Agreement, dated December 16, 2014, by and between Pinnacle Entertainment, Inc. and Carlos A. Ruisanchez is hereby incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.12†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.13†
First Amendment to Employment Agreement, dated December 18, 2014, by and between Pinnacle Entertainment, Inc. and Virginia E. Shanks is hereby incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.14†*	Second Amendment to Employment Agreement, dated as of December 21, 2015, between Pinnacle Entertainment, Inc. and Virginia E. Shanks.

10.15†
Employment Agreement, dated October 13, 2014, between Pinnacle Entertainment, Inc. and Troy A. Stremming is hereby incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.16†*	Summary of Director Compensation.

Exhibit
Number	Description of Exhibit
10.17	Form of Indemnification Agreement is hereby incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2014. (SEC File No. 001-13641).

10.18†
Pinnacle Entertainment, Inc. Director Health and Medical Insurance Plan is hereby incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. (SEC File No. 001-13641).

10.19†
2008 Amended and Restated Pinnacle Entertainment, Inc. Directors Deferred Compensation Plan is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 23, 2012. (SEC File No. 001-13641).

10.20†
Pinnacle Entertainment, Inc. Executive Deferred Compensation Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 21, 2015. (SEC File No. 001-13641).

10.21
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

10.22
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

10.23
Commercial Lease dated September 9, 1996 by and between State of Louisiana, State Land Office and PNK (Bossier City), Inc. (f/k/a Casino Magic of Louisiana, Corp.), is hereby incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. (SEC File No. 001-13641).

10.24
Ground Lease Agreement dated as of August 21, 2003 by and between PNK (LAKE CHARLES), L.L.C., and Lake Charles Harbor & Terminal District, is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2003. (SEC File No. 001-13641).

10.25
Addendum Number One dated as of July 5, 2005 to Memorandum of Lease dated August 21, 2003, by and between PNK (LAKE CHARLES) L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (SEC File No. 001-013641).

10.26
Amendment Number One to Ground Lease Agreement dated as of May 27, 2005, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.27
Amendment Number Two to Ground Lease Agreement dated as of March 1, 2007, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.28
Third Amendment to Ground Lease Agreement dated as of July 1, 2011, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.29
Fourth Amendment to Ground Lease Agreement dated as of October 17, 2014, by and between PNK (LAKE CHARLES), L.L.C. and Lake Charles Harbor & Terminal District is hereby incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. (SEC File No. 001-13641).

10.30
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

10.40
Agent Agreement, dated as of July 29, 2011, between Wunderlich Securities Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2011. (SEC File No. 001-13641).

10.41
First Amendment to Agent Agreement, dated as of April 21, 2014, between Pinnacle Entertainment, Inc. and Wunderlich Securities, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 21, 2014. (SEC File No. 001-13641).

Exhibit
Number	Description of Exhibit
10.42
Agreement Containing Consent Orders, dated as of August 2, 2013, by and between Pinnacle Entertainment, Inc., Ameristar Casinos, Inc. and Counsel to the Federal Trade Commission is hereby incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2013. (SEC File No. 001-13641).

10.43
Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated as of November 18, 2004, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.9 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (SEC File No. 000-22494).

10.44
Amendment to Second Amended and Restated Excursion Boat Sponsorship and Operations Agreement, dated February 16, 2010, between Iowa West Racing Association and Ameristar Casino Council Bluffs, Inc. is hereby incorporated by reference to Exhibit 10.21 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (SEC File No. 000-22494).

10.45
Settlement, Use and Management Agreement and DNR Permit, dated May 15, 1995, between the State of Iowa acting through the Iowa Department of Natural Resources and ACCBI as assignee of Koch Fuels, Inc. is hereby incorporated by reference to Exhibit 10.12 and Exhibit 99.1 to Ameristar Casinos, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (SEC File No. 000-22494).

10.46
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

10.47
Modified Local Development Agreement with Ameristar Casino East Chicago, LLC, effective June 3, 2011 is hereby incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Ameristar Casinos, Inc. on June 7, 2011. (SEC File No. 000-22494).

10.48
Tax Matters Agreement, dated July 20, 2015, by and between Gaming and Leisure Properties, Inc. and Pinnacle Entertainment, Inc. is hereby incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.49
Voting Agreement, dated as of July 20, 2015, by and among Pinnacle Entertainment, Inc., Peter M. Carlino and the Carlino Family Trust is hereby incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 23, 2015. (SEC File No. 001-13641).

10.50
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

101**
Financial statements from Pinnacle Entertainment, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):
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